Form 10-K
period 1993-12-31
AHMANSON H F & CO /DE/
filed 1994-03-31
CIK 771667

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
                               ----------------

                                   FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1993

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from        to

                         Commission file number 1-8930

                           H. F. AHMANSON & COMPANY
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               Delaware                                95-0479700
- --------------------------------------   --------------------------------------
   (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

         4900 Rivergrade Road
        Irwindale, California                            91706
- --------------------------------------   --------------------------------------
   (ADDRESS OF PRINCIPAL EXECUTIVE                     (ZIP CODE)
               OFFICES)

       Registrant's telephone number, including area code: 818/960-6311 Securities registered pursuant to Section 12(b) of the Act:
                                                    NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                        ON WHICH REGISTERED
          -------------------                       ---------------------
     Common Stock, $.01 par value                   New York Stock Exchange
Series A Junior Participating Cumulative            Pacific Stock Exchange
      Preferred Stock

  Depositary Shares Each Representing               New York Stock Exchange
   a One-Half Interest in a Share of
    9.60% Preferred Stock, Series B

  Depositary Shares Each Representing               New York Stock Exchange
  a One-Tenth Interest in a Share of
    8.40% Preferred Stock, Series C

 Depositary Shares Each Representing a              New York Stock Exchange
  One-Tenth Interest in a Share of 6%
              Cumulative
 Convertible Preferred Stock, Series D

Securities registered pursuant to Section 12(g) of the Act:

                                Not Applicable
                               ----------------
                               (TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes X   No
                                                  ---    ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant, based upon the closing sale price of its Common Stock on March 15, 1994 on the New York Stock Exchange, a date within 60 days prior to the date of filing, was $2,016,540,715.

Common Stock, $.01 par value of registrant outstanding at March 15, 1994-- 116,900,911 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held
May 10, 1994 are incorporated by reference into Part III hereof.
===============================================================================

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I

ITEM 1. BUSINESS.........................................................    1
  General................................................................    1
  Retail Activities......................................................    2
  Lending Activities.....................................................    2
    General..............................................................    2
    Interest Rates, Terms and Fees.......................................    3
    Sales of Loans and MBSs and Servicing Activities.....................    4
  Treasury Activities....................................................    5
  Earnings Spread........................................................    5
  Asset/Liability Management.............................................    6
  Competition............................................................    6
  Regulation.............................................................    7
    General..............................................................    7
    FIRREA and FDICIA....................................................    7
    Savings and Loan Holding Company Regulations.........................    7
    Affiliate and Insider Transactions...................................    7
    Limitations on Acquisitions..........................................    7
    Payment of Dividends.................................................    7
    Deposit Insurance....................................................    8
    Conversion of Deposit Insurance; Acquisitions of Savings
      Institutions.......................................................    9
    Classification of Assets.............................................    9
    Capital Requirements.................................................    9
    FDICIA Sanctions.....................................................   11
    Enforcement and Penalties............................................   11
    Loans and Investments................................................   12
    Federal Home Loan Bank System........................................   12
    Federal Reserve Sysytem..............................................   12
    Liquidity............................................................   12
    Community Reinvestment Act...........................................   12
    Qualified Thrift Lender..............................................   12
    Service Corporations.................................................   12
  Taxation...............................................................   13
    Federal..............................................................   13
    State................................................................   13
  Real Estate Operations.................................................   14
  Other Activities.......................................................   14
  Employees..............................................................   14
ITEM 2. PROPERTIES.......................................................   14
ITEM 3. LEGAL PROCEEDINGS................................................   14
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............   14

                                    PART II

                                                                           PAGE
                                                                           ----
ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS...........................................................  15
  Market Prices of Stock .................................................  15
  Per Share Cash Dividends Data...........................................  15
  Stockholders............................................................  16
ITEM 6. SELECTED FINANCIAL DATA...........................................  17
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
       RESULTS OF OPERATIONS..............................................  19
  Overview................................................................  19
  Results of Operations...................................................  21
    Net Interest Income...................................................  21
    Provision for Loan Losses.............................................  23
    Other Income..........................................................  23
      Gain on Sales of MBSs...............................................  23
      Gain on Sales of Loans..............................................  23
      Loan Servicing Income...............................................  24
      Other Fee Income....................................................  24
      Operations of REI...................................................  24
      Other Operating Income..............................................  24
    Other Expenses........................................................  24
      General and Administrative Expenses.................................  24
      Operations of REO...................................................  25
      Amortization of Goodwill............................................  25
      Provision for Income Taxes (Benefit) and
       Cumulative Effect of Accounting Change.............................  25
    Extraordinary Loss....................................................  25
    Quarterly Results of Operations.......................................  26
  Financial Condition.....................................................  27
    Asset/Liability Management............................................  28
    Asset Quality.........................................................  31
      Nonperforming Assets and Potential Problem Loans....................  31
      Allowance for Loan Losses...........................................  35
      REI.................................................................  38
    Liquidity and Capital Resources.......................................  38
      Loans Receivable....................................................  39
      MBSs................................................................  39
      Deposits............................................................  40
      Borrowings..........................................................  40
      Capital.............................................................  40
    Subsequent Event......................................................  41
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................  41
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
       FINANCIAL DISCLOSURE...............................................  41

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............  42
ITEM 11. EXECUTIVE COMPENSATION...........................................  43
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...  44
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................  44

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
        FORM 8-K..........................................................  44

                                   SIGNATURES

                         INDEX TO FINANCIAL STATEMENTS

                                    PART I

ITEM 1. BUSINESS

GENERAL

  H. F. Ahmanson & Company, a Delaware corporation, is one of the largest residential real estate-oriented financial services companies in the United States, owning subsidiaries principally engaged in the savings bank business and related financial service activities. Ahmanson was originally organized in 1928 in California and changed its state of incorporation from California to Delaware in 1985. As used herein, the "Company" means Ahmanson collectively with its subsidiaries, and "Ahmanson" means H. F. Ahmanson & Company, a Delaware corporation incorporated in 1984 and its predecessor California corporation. Ahmanson's executive offices are located at 4900 Rivergrade Road, Irwindale, California 91706, and its telephone number is (818) 960-6311.

  Approximately 99% of the Company's consolidated revenues in 1993 were derived from the operations of Home Savings of America, FSB, a federally chartered savings bank ("Home Savings"), which is wholly-owned by Ahmanson. Home Savings represented over 99% of the Company's consolidated assets at December 31, 1993. Home Savings is currently the largest savings institution in the United States. Home Savings is regulated by the Director of the Office of Thrift Supervision ("OTS Director") and the Federal Deposit Insurance Corporation ("FDIC") which, through the Savings Association Insurance Fund ("SAIF") and the Bank Insurance Fund ("BIF"), insures the deposit accounts of Home Savings. Home Savings is a member of the Federal Home Loan Bank ("FHLB") of San Francisco, which is one of the twelve regional banks for federally insured depository institutions comprising the Federal Home Loan Bank System. Home Savings is further subject to regulations of the Board of Governors of the Federal Reserve System ("Federal Reserve Board") with respect to reserves required to be maintained against certain deposits and certain other matters.

  On February 26, 1993 the Company's three FDIC-insured federal savings banks, Home Savings, Home Savings of America, The Bowery Div., FSB ("Bowery"), and Home Savings of America, FSB-NY ("HSB"), merged into a single federal bank that operates as Home Savings of America, FSB. The deposits of the combined entity are now insured, in part, by the SAIF and, in part, by the BIF. The combined entity will be considered a BIF institution for most other purposes. As used herein, for periods prior to the merger the term "Home Savings" includes Bowery and HSB unless otherwise indicated and for periods after the merger the term "Home Savings" means the combined entity Home Savings of America, FSB resulting from the merger.

  Home Savings conducts the majority of its business in California. Home Savings currently conducts certain of its savings and lending operations under the name "Savings of America, a division of Home Savings of America, FSB." Home Savings also conducts certain of its lending operations through Ahmanson Mortgage Company, a wholly-owned subsidiary.

  The Company's principal business is attracting funds from the general public and institutions and originating and investing in residential real estate mortgage loans, mortgage-backed securities ("MBSs") and investment securities. MBSs include securities issued or guaranteed by government sponsored enterprises ("Agency MBSs") such as the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC") and the Government National Mortgage Association ("GNMA"), mortgage pass-through securities issued by other entities, including Home Savings, and collateralized mortgage obligations ("CMOs"). The Company's primary sources of revenues are interest earned on mortgage loans and MBSs, income from investment securities, gains on sales of loans and MBSs, fees earned in connection with loans and deposits, and income earned on its portfolio of loans and MBSs serviced for investors. Its principal expense is interest incurred on interest-bearing liabilities, including deposits and borrowings. The Company's primary sources of funds are deposits, principal and interest payments on loans and MBSs, proceeds from sales of loans and MBSs and borrowings. Scheduled payments on loans and MBSs are a relatively stable source of funds, while prepayments of loans and MBSs and flows in deposits vary widely.

  The Company, through certain subsidiaries, engages in real estate development. The operations of the real estate subsidiaries are described below under "Real Estate Operations." The effect on regulatory capital of real estate development and investment activities by Home Savings' subsidiaries is discussed below under "Regulation--Capital Requirements." For information with respect to industry segments see Note 15 of Notes to Consolidated Financial Statements.

  The Company's operations are significantly influenced by general economic conditions, the monetary and fiscal policies of the federal government and the regulatory policies of governmental authorities. Deposit flows and the cost of interest-bearing liabilities ("cost of funds") to the Company are influenced by interest rates on competing investments and general market interest rates. Similarly, the Company's loan volume and yields on loans and MBSs, and the level of prepayments on such loans and MBSs, are affected by market interest rates, as well as additional factors affecting the supply of and demand for housing and the availability of funds.

RETAIL ACTIVITIES

  Home Savings is the largest savings institution in the United States. At December 31, 1993 Home Savings' deposits totaled $38.0 billion, all of which were retail deposits. The Company believes that retail deposits are a stable and cost effective source of funds to support its residential mortgage lending.

  At December 31, 1993 the Company had 364 retail branch offices located in seven states and 91 loan offices located in 12 states. The Company periodically reviews the desirability of maintaining its offices and closes those that it determines are not sufficiently profitable or otherwise do not fit into the Company's business plans. The Company also regularly reviews the desirability of expanding or contracting its retail branch office network and loan office network. Prior to closing any office, the Company reviews and considers the potential impact of the office closing on the credit needs of the surrounding community.

  Home Savings attracts deposits by offering a wide variety of transaction and term accounts and exceptional customer service. Examples of Home Savings' transaction accounts include checking, passbook and money market savings accounts. Home Savings' term accounts typically have maturities ranging from three months to two years and generally include an interest forfeiture provision designed to discourage withdrawals prior to maturity. Home Savings also offers special rates for jumbo certificates of deposit.

  Griffin Financial Services, a subsidiary of Ahmanson and an affiliate of Home Savings, provides alternative investment and insurance services and products, including mutual funds, annuities, life insurance, property and casualty insurance, and discount brokerage to Home Savings' customers. In late 1993, Griffin Financial Services introduced The Griffin Funds, a family of mutual funds for which Griffin Financial Services or an affiliate serves as investment adviser and distributor.

LENDING ACTIVITIES

  General. The Company originates loans on existing residential property through loan consultants who are employees of the Company. The value of the property as security for a mortgage loan is determined by an appraiser, who is generally an employee of the Company. All appraisers used by the Company meet the requirements of applicable regulations. Salaried loan underwriters consider the value of the property as determined by the appraiser and the potential borrower's ability to make principal and interest payments in determining whether to approve applications for such loans. The Company's loan consultants, employee appraisers and loan underwriters work exclusively for the Company.

  The Company discontinued originating new residential loans secured by multi-family structures located in states other than California in 1990 and discontinued originating new commercial and industrial real estate loans in 1988.

  Home Savings' loans on single family homes must be approved by one or more members of a single family loan committee which consists of the Director of Conventional Loans, Loan Managers and certain Assistant Loan Managers. Loans on multi-family real estate properties are subject to various approval requirements depending on the size of the loan. Because many loan applications declined by Home Savings are acceptable to other lenders, during 1993 Home Savings instituted a program to refer loan applications which have been declined to other lenders. This program assists applicants to meet their credit needs and generates fees for Home Savings.

  The Company requires title insurance on all loans secured by liens on real property and also requires that fire and extended coverage special form casualty insurance be maintained on security properties in an amount at least equal to the total of the Company's loans plus all prior liens on the property or the replacement cost of the structure, whichever is less. In designated flood areas, the Company also requires flood insurance in such amounts. Home Savings does not require insurance against other sources of potential damage to security properties, including earthquakes.

  For additional information on the composition of the Company's loan and MBS portfolio, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition."

  The Company has established an allowance for possible loan losses to absorb estimated future losses relating to specifically identified problem loans and all other loans. For more information on the amount of the allowance and the process for evaluating its adequacy, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition--Asset Quality--Allowance for Loan Losses."

  For information on nonperforming assets and potential problem loans, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition--Asset Quality--Nonperforming Assets and Potential Problem Loans."

  Interest Rates, Terms and Fees. Substantially all the Company's adjustable rate mortgage loans ("ARMs") provide for interest rates that adjust monthly based on changes in the monthly weighted average cost of funds of member institutions of the Federal Home Loan Bank System's Eleventh District, which comprises California, Arizona and Nevada, as computed by the FHLB of San Francisco ("COFI"). The cost of funds of Home Savings, as computed for purposes of its Thrift Financial Reports to the OTS, represents a significant component of COFI. COFI is currently computed and announced on the last day of the month following the month in which such cost of funds was incurred. The Company's ARMs generally commence accruing interest at the newly published rate plus the contractual margin at the payment due date next following such announcement.

  Federal laws and regulations restrict the nature, amount, terms and security for real estate loans that savings institutions may originate or purchase. The OTS and other bank regulatory agencies have adopted regulations requiring institutions to adopt written real estate lending policies that, among other things, are consistent with guidelines contained in the regulations. Among the guidelines adopted are maximum loan-to-value ratios. For additional information on the original loan-to-value ratios of loans originated by Home Savings, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition."

  Certain of the Company's ARMs permit homeowners to borrow additional funds at the existing loan's current interest rate for any purpose, but only if a specified loan-to-value ratio, based on the appraised value of the security property at the time of the additional borrowing, or the Company's maximum loan amount for similar type property is not exceeded.

  Substantially all ARMs originated between 1981 and 1987 and all ARMs originated after 1987 have a maximum interest rate. In addition, substantially all the Company's ARMs provide that the monthly payments to be made by the borrower may be adjusted only yearly and by not more than 7.5% of such payments in any year. However, at the end of each five year interval during the life of the loan, the payments may be adjusted by more than 7.5% to assure that the loan will amortize over the remaining term. The Company permits the borrower to select, at the time of origination of an ARM, a repayment schedule of 15, 30 or 40 years.

  Adjustable interest rates could cause payment increases that some borrowers may find difficult to make. However, the limits discussed above on changes in interest rates and monthly payments protect borrowers from unlimited interest rate and payment increases. These protections for borrowers can result in monthly payments that are greater or less than the amount necessary to amortize the ARM by its maturity at the interest rate in effect in any particular month. In the event that a monthly payment is not sufficient to pay the interest accruing on an ARM, the shortage is added to the principal balance of the ARM to be repaid through future monthly payments. The aggregate amounts of interest capitalized on the Company's ARMs (or negative amortization) during 1993 and 1992 were $50.6 million and $80.7 million, respectively. At December 31, 1993 the amount of interest capitalized on the Company's $41.8 billion ARM portfolio totaled
$23.4 million. Of such amount, $4.0 million represents capitalized interest on loans with current principal balances that are less than the original loan amounts. The remaining $19.4 million represents capitalized interest on loans with an aggregate principal balance at December 31, 1993 of $2.4 billion compared to an aggregate original loan balance of $2.3 billion. At December
31, 1993 the average principal balance of such loans was 2.79% higher than the average original loan amount. If the original principal amount of a loan bears a high loan-to-value ratio, the default risk associated with the loan could increase significantly due to negative amortization on the ARM. However, the Company's management does not believe that the potential for negative amortization or the default risk associated with it is material due to the relatively stable nature of COFI and the limitation on interest rate increases over the term of the loans. In the event that a scheduled monthly payment exceeds the interest and principal payment that would have been necessary to amortize or pay the outstanding principal balance over the remaining term of the loan, the excess (or accelerated amortization) reduces the principal balance of the ARM and therefore the amount to be repaid through future monthly payments.

  Substantially all the Company's ARMs also have a minimum interest rate. Due to the general decline in COFI during the past several years, the minimum interest rates on a substantial number of the Company's ARMs were higher than the rate which would otherwise have been applicable. During 1993, in order to retain these borrowers, some of whom had been refinancing their loans with other financial institutions, Home Savings permitted borrowers to reduce the minimum interest rate applicable to their loans for a small fee.

  During 1989 the Company reinstituted origination of 30-year fixed rate mortgage loans. The Company currently also offers a 15-year fixed rate mortgage loan. The Company believes that the origination of fixed rate mortgage loans strengthens its marketing position with realtors and provides access to a greatly expanded potential customer base, factors that the Company believes also result in higher ARM originations.

  Home Savings has established underwriting criteria for its 30-year fixed rate mortgage loans such that these loans are normally readily saleable in the secondary market. Periodically, based on existing market conditions, Home Savings packages and sells these loans in bulk transactions. In the event insufficient demand exists in the secondary market for such transfers or the pricing is not attractive, Home Savings will reduce its originations of 30-year fixed rate mortgage loans until market conditions become more favorable. The 15-year fixed rate mortgage loans currently are partially funded with borrowings from the FHLB of San Francisco and are intended to be held in portfolio.

  The Company also offers a loan with a fixed interest rate for the initial three or five years after which the loan becomes an ARM. These loans are intended to be held in portfolio and are selectively hedged during the fixed interest rate period to result in loans that have interest rate risks similar to the Company's existing ARMs.

  In addition to the interest on its loans, the Company charges fees for loan originations, loan prepayments and modifications, late payments, changes of property ownership and other services. Fees realized vary with the volume of loans made and prepaid, economic conditions and other competitive conditions in the mortgage market.

  Sales of Loans and MBSs and Servicing Activities. The Company has sold loans, Agency MBSs and other MBSs and participations therein, which have generated gains on sale, a stream of loan servicing revenue and cash for lending or liquidity. The Company designates certain loans and MBSs that may be sold as available for sale. For information on the amount of loans and MBSs sold, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Other Income--Gain on Sales of MBSs" and "--Gain on Sales of Loans."

  When loans and MBSs representing interests in loans originated by the Company are sold to investors, the Company generally continues to collect the payments on the loans as they become due and otherwise to service the loans. For more information on the amount and components of loan servicing income, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Other Income--Loan Servicing Income" and Note 3 of Notes to Consolidated Financial Statements.

  The Company sells certain loans and MBSs with different types of credit enhancement features. Such features may include direct recourse to the Company in the event of credit losses on the loans or MBSs sold, subordination of the Company's retained interest in a pool of loans or MBSs to the interest of the investor or the provision of third party guarantees, letters of credit or insurance policies that protect investors against credit losses. For additional information regarding the Company's recourse obligations, see Note 3 of Notes to Consolidated Financial Statements.

  The Company has periodically securitized mortgage loans into Agency MBSs, which can be used as collateral to support increases in interest-bearing liabilities obtained from agreements to repurchase securities sold and can also be more readily sold in the secondary market. The Company also has securitized mortgage loans into other MBSs which can be used as collateral for borrowings.

TREASURY ACTIVITIES

  Home Savings is required by federal regulations to maintain a minimum amount of assets which qualify as liquidity for regulatory purposes, including specified short-term securities, and is also permitted to make certain other securities investments. See "Regulation--Liquidity." For information concerning interest and dividends on investments, see Note 2 of Notes to Consolidated Financial Statements.

  The Company purchases securities from broker-dealers with a concurrent commitment to resell the securities to the broker-dealer at a specified price on a specified future date, typically one to 90 days after the date of the initial purchase. The amounts advanced under these agreements are subject to regulatory limits on loans to one borrower and are reflected as cash equivalents in the Consolidated Statements of Financial Condition. Repurchase agreements are subject to certain risks, including the risks that the broker-dealer will fail to perform its obligations, the value of the securities may fall below the amount of funds disbursed to the broker-dealer and the Company's interest in the securities is inadequately protected in the event the broker-dealer fails to perform its obligations. The Company attempts to reduce such risks by, among other things, entering into such agreements only with well-capitalized broker-dealers who are primary dealers in government securities, reviewing on a regular basis the financial status of such broker-dealers, limiting the maximum amount of agreements permitted to be outstanding at any time with any single broker-dealer and requiring additional securities if the market value of the purchased securities decreases below levels specified in such agreements. Although the Company believes that these procedures reduce the risks of repurchase agreements, there is no assurance that the Company would be able to obtain the purchased securities in the event that a broker-dealer fails to perform its obligations under a repurchase agreement. See Note 2 of Notes to Consolidated Financial Statements.

  Home Savings borrows funds from the FHLB of San Francisco on the security of the FHLB capital stock owned by it and certain mortgage loans and MBSs pledged as collateral. Bowery similarly borrowed funds from the FHLB of New York prior to the merger of Home Savings and Bowery. The Company also from time to time has issued mortgage-backed bonds, other medium-term notes and commercial paper and expects in the future to issue other debt instruments. In addition, the Company obtains funds through agreements to repurchase securities sold with broker-dealers, which are deemed to be secured borrowings and typically have terms ranging from one to 270 days. See Note 8 of Notes to Consolidated Financial Statements.

EARNINGS SPREAD

  The Company's earnings primarily depend upon (i) the spread between the yield on its interest-earning assets and the rates paid on its interest-bearing liabilities and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets equal or exceed interest-bearing liabilities, any positive spread will generate net interest income. When the amount of interest-earning assets is less than the amount of interest-bearing liabilities, net interest expense can result even when the spread is positive. The

Company's effective net spread takes into account the difference between the average dollar amount of and yield on interest-bearing assets compared with the average dollar amount and cost of funds.

  For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Net Interest Income."

ASSET/LIABILITY MANAGEMENT

  Home Savings has an Asset/Liability Management Committee ("ALCO"), which is responsible for implementing the interest rate risk management policy statement adopted by Home Savings pursuant to OTS Thrift Bulletin No. 13. Among other things, Home Savings' policy statement sets forth the limits established by the board of directors on acceptable changes in net interest income and the net present value of the institution's assets, liabilities and off-balance sheet instruments (referred to as the "market value of portfolio equity") resulting from specific changes in interest rates. ALCO regularly reviews, among other things, economic conditions, the interest rate outlook, the demand for loans, the availability of deposits and Home Savings' current operating results, liquidity, capital and interest rate risk exposure. Based on such reviews, ALCO formulates a strategy which is intended to implement the objectives set forth in Home Savings' business plan without exceeding the maximum acceptable declines in net interest income and market value of portfolio equity set forth in the interest rate risk management policy statement. On a quarterly basis, Home Savings' board of directors reviews the strategies adopted and the effects thereof. On at least an annual basis, Home Savings' board of directors reviews the interest rate risk management policy statement.

  For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition-- Asset/Liability Management."

COMPETITION

  Savings institutions experience intense competition in making real estate loans and attracting deposits from the general public. The most direct competition for deposits comes from other savings institutions, commercial banks, credit unions and thrift and loan associations, corporate and government securities and money market mutual funds. The principal basis of competition for funds is the interest rate paid. In addition to offering competitive rates of interest, the principal methods used by the Company to attract deposits include advertising, readily accessible office locations and the quality of its service to its customers. However, competition for deposits in certain states, including California and New York, is particularly strong from large commercial banks because they provide a broader range of consumer services and because of their large branch networks.

  Competition in making real estate loans comes principally from other savings institutions, commercial banks, mortgage companies, insurance companies, government agencies and real estate investment trusts. These institutions compete for loans primarily through the interest rates and loan fees they charge and the efficiency, convenience and quality of services they provide to borrowers and their real estate brokers.

  Most states, including California, have adopted legislation which would permit, subject to various conditions and restrictions, banking on an interstate basis. The right to engage in banking on an interstate basis is often restricted to specific states or regions and often includes reciprocity provisions. The location of the financial institution's home office is also generally a factor in determining the extent of the right. In some instances, the legislation applies only to banks and not to savings institutions. Bills currently pending in Congress, if adopted, would permit banks to establish nationwide branch systems. With the advent of regional and interstate branching, competitors of the Company may be able to conduct extensive interstate banking operations and thereby gain competitive advantages. In addition, an OTS regulation, which states that it preempts any state law purporting to address the subject of branching by a federal savings institution, generally allows federal savings institutions, including Home Savings, to branch freely throughout the United States to the extent allowed by federal statutes.

REGULATION

  General. Ahmanson is a savings and loan holding company and, as such, is subject to the OTS Director's regulations, examination, supervision and reporting requirements. Home Savings is a federally chartered savings bank and a member of the FHLB System, and its deposits are insured by the FDIC. It is subject to examination and supervision by the OTS Director and the FDIC and to regulations governing such matters as capital standards, mergers, establishment and closing of branch offices, subsidiary investments and activities, and general investment authority.

  The descriptions of the statutes and regulations that are applicable to the Company and the effects thereof that are set forth below and elsewhere in this document do not purport to be a complete description of such statutes and regulations and their effects on the Company or to identify every statute and regulation that may apply to the Company.

  FIRREA and FDICIA. Pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), the OTS is the Company's primary regulator. Regulatory functions relating to deposit insurance are generally performed by the FDIC, which may also exercise certain other regulatory powers at its discretion. In addition, FIRREA contains provisions affecting numerous aspects of the operation and regulation of federally insured savings institutions and empowers the OTS and the FDIC to promulgate regulations implementing such provisions. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") increased the authority of the OTS and FDIC over the operation of savings institutions and their holding companies.

  Savings and Loan Holding Company Regulations. Subject to certain limited exceptions, control of a savings institution or a savings and loan holding company may only be obtained with the approval (or in the case of an acquisition of control by an individual, the absence of disapproval) of the OTS, after a public comment and application review process. Any company acquiring control of a savings institution becomes a savings and loan holding company, must register and file periodic reports with the OTS, and is subject to OTS examination.

  Affiliate and Insider Transactions. Under FIRREA, savings institutions are subject to the affiliate and insider transaction rules applicable to member banks of the Federal Reserve System set forth in Sections 23A, 23B and 22(h) of the Federal Reserve Act, as well as additional limitations set forth in FIRREA and as may be adopted by the OTS Director. Under FDICIA, savings institutions are also subject to Section 22(g) of the Federal Reserve Act. These provisions, among other things, prohibit or limit a savings institution from extending credit to, or entering into certain transactions with, its affiliates (which generally include holding companies such as Ahmanson and any company under common control with the savings institution) and principal stockholders, directors and executive officers of the savings institution and its affiliates.

  Limitations on Acquisitions. Under certain savings and loan holding company regulations, Ahmanson is generally prohibited, either directly or indirectly, from acquiring control of any savings association or savings and loan holding company absent prior approval by the OTS Director and from acquiring more than 5% of any class of voting stock of any savings association or savings and loan holding company that is not a subsidiary of Ahmanson.

  Payment of Dividends. Ahmanson's principal sources of funds are cash dividends paid to it by Home Savings and other subsidiaries, investment income and borrowings. There are significant restrictions on the ability of Home Savings to pay dividends to Ahmanson. Savings institution subsidiaries of savings and loan holding companies, such as Home Savings, must notify the OTS Director of their intent to declare dividends 30 days before declaration. The OTS Director has the authority to preclude those institutions from declaring a dividend.

  OTS regulations impose limitations upon certain "capital distributions" by savings institutions, including dividends. The regulations establish a three-tiered system of regulation, with the greatest flexibility being afforded to institutions that meet or exceed the fully phased-in capital requirements.

  An institution that has capital immediately prior to, and on a pro forma basis after giving effect to, a proposed capital distribution that is at least equal to its fully phased-in capital requirements is considered a Tier 1 institution ("Tier 1 Institution"). At December 31, 1993 Home Savings was a Tier 1 Institution. A Tier 1 Institution may, without the approval of but with prior notice to the OTS, make capital distributions during a calendar year up to the greater of (1) 100% of its net income to date during the calendar year plus the amount that would reduce the institution's "surplus capital ratio" (the excess over its fully phased-in risk-based capital requirement) to one-half of its surplus capital ratio at the beginning of the calendar year or (2) 75% of the institution's net income over the most recent four quarter period. Any additional capital distributions would require prior regulatory approval. The OTS retains discretion to subject Tier 1 Institutions to the more stringent capital distribution rules applicable to institutions with less capital if the OTS determines that the institution is in need of more than normal supervision and has provided the institution with notice to that effect. The OTS also retains the authority to prohibit any capital distribution otherwise authorized under the regulations if the OTS determines that the capital distribution would constitute an unsafe or unsound practice.

  Ahmanson and Home Savings have also agreed with federal regulators that Home Savings will not pay dividends in any one year that exceed the sum of (i) 50% of the lesser of Home Savings' net income or net operating income in such year and (ii) the amounts that could have been, but were not, paid as dividends in prior years pursuant to such agreement, previous similar agreements and applicable regulations and statutes. Ahmanson has also agreed with federal regulators to cause Home Savings' regulatory capital to be maintained at the greater of (i) 3% of Home Savings' total liabilities, with certain adjustments, and (ii) the level required by regulation, and to cause sufficient equity capital to be contributed to Home Savings if necessary to effect compliance with such agreement. In no event may dividends from Home Savings to Ahmanson reduce Home Savings' regulatory capital below such level.

  Deposit Insurance. The FDIC administers two separate deposit insurance funds, the BIF, which insures the deposits of institutions the deposits of which were insured by the FDIC prior to the enactment of FIRREA, and the SAIF, which insures the deposits of institutions the deposits of which were insured by the Federal Savings and Loan Insurance Corporation prior to the enactment of FIRREA. Home Savings is a member of the BIF and currently pays deposit insurance assessments ratably to the SAIF and the BIF based on 90% and 10% of total deposits, respectively. These percentages are subject to change in the future based on future events. The OTS Director is also authorized to impose assessments on savings institutions to fund certain of the costs of administration of the OTS.

  The FDIC has established a risk-based system for setting deposit insurance assessments. Under the risk-based assessment system, an institution's insurance assessments vary depending upon the level of capital the institution holds and the degree to which it is the subject of supervisory concern to the FDIC. The assessment rate for both BIF deposits and SAIF deposits currently varies from 0.23% of covered deposits for well-capitalized institutions that are deemed to have no more than a few minor weaknesses, to 0.31% of covered deposits for less than adequately capitalized institutions that pose substantial supervisory concern. The FDIC in the future may determine to change the assessment rates or the parity of BIF and SAIF rates based on the condition of the BIF and the SAIF. The Company paid $70.1 million and $13.1 million in deposit insurance premiums to SAIF and BIF, respectively, in 1993 compared to $74.7 million and $14.7 million, respectively, in 1992.

  Under current law, the SAIF has three major obligations: beginning in 1995, to fund losses associated with the failure of institutions with SAIF-insured deposits; to increase its reserves to 1.25% of insured deposits over a reasonable period of time; and to make interest payments on debt incurred to provide funds to the former Federal Savings and Loan Insurance Corporation ("FICO debt"). The reserves of the SAIF are currently lower than the reserves of the BIF and the BIF does not have an obligation to pay interest on the FICO debt. Therefore, in the future, premiums assessed on deposits insured by the SAIF may be higher than premiums assessed on deposits insured by the BIF. Such a premium structure could provide institutions whose deposits are exclusively or primarily BIF-insured (such as almost all commercial banks) certain competitive advantages over institutions whose deposits are primarily SAIF-insured (such as Home Savings). Such a competitive disadvantage could have an adverse effect on Home Savings' results of operations.

  The FDIC may initiate a proceeding to terminate an institution's deposit insurance after a 30-day notice period if, among other things, the institution is in an unsafe and unsound condition to continue operations. It is the policy of the FDIC to deem an insured institution to be in an unsafe and unsound condition if its ratio of Tier I capital to total assets is less than 2%. Tier I capital is similar to core capital but includes certain investments in and extensions of credit to subsidiaries engaged in activities not permitted for national banks. In addition, the FDIC has the new power to suspend temporarily a savings institution's insurance on deposits received after the issuance of a suspension order in the event that the savings institution has no tangible capital.

  Conversion of Deposit Insurance; Acquisitions of Savings Institutions. Until the SAIF reaches its designated reserve ratio of 1.25%, there will be a moratorium on conversion from SAIF membership to BIF membership. Subject to certain limitations, however, a savings institution may convert to a bank charter if the resulting bank remains a member of the SAIF.

  FIRREA facilitated the acquisition of savings institutions by bank holding companies. Bank holding companies were previously authorized to acquire savings institutions only in connection with supervisory transactions. FIRREA amended the Bank Holding Company Act to authorize the Federal Reserve Board to approve such acquisitions generally. FDICIA lessens the restrictions on bank and thrift mergers and acquisitions by allowing any insured depository institution, regardless of whether it is chartered as a bank or thrift, to participate in merger transactions. The merged institution will be required to pay assessments to the BIF and the SAIF based on the relative amounts of its deposits that were insured by the BIF and the SAIF prior to the merger. Acquisitions of state-chartered institutions continue to be subject to any state law restrictions.

  Classification of Assets. Federal regulations require savings institutions to review their assets on a regular basis and to classify them as "substandard," "doubtful" or "loss" if warranted. Adequate valuation allowances for loan losses are required for assets classified as substandard or doubtful. If an asset is classified as loss, the institution must either establish a specific allowance for loss in the amount classified as loss or charge off such amount. The institution's OTS District Director has the authority to approve, disapprove or modify any asset classification and any amounts established as allowances for loan losses.

  At present, certain general allowances may be included within regulatory capital, while specific allowances may not. If an examiner concludes that additional assets should be classified or that the valuation allowances established by the savings institution are inadequate, the examiner may determine, subject to review by the savings institution's OTS District Director, the need for and extent of additional classification or any increase necessary in the savings institution's general or specific valuation allowances. An insured savings institution is also required to set aside adequate valuation allowances to the extent that an affiliate possesses assets posing a risk to the institution and to establish liabilities for off-balance sheet items, such as letters of credit, when loss becomes probable and estimable.

  Capital Requirements. The OTS has adopted capital regulations ("Capital Regulations") which establish three capital requirements--a core capital requirement, a tangible capital requirement and a risk-based capital requirement. The capital standards contained in the Capital Regulations generally must be no less stringent than the capital standards applicable to national banks. The Capital Regulations require savings institutions to maintain core capital of at least 3% of adjusted total assets, tangible capital of at least 1.5% of adjusted total assets, and total capital of at least 8% of risk-weighted assets. In addition, effective July 1, 1994, institutions whose exposure to interest-rate risk is deemed to be above normal will be required to deduct a portion of such exposure in calculating their risk-based capital. The OTS may establish, on a case by case basis, individual minimum capital requirements for a savings institution that vary from the requirements that would otherwise apply under the Capital Regulations. The OTS has not established such individual minimum capital requirements for Home Savings. Home Savings was in compliance with the Capital Regulations at December 31, 1993. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition--Liquidity and Capital Resources."

  Core capital generally includes common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, and minority interests in the equity accounts of fully consolidated subsidiaries. Intangible assets (other than purchased mortgage servicing rights and qualifying supervisory goodwill as described below) must be deducted from core capital unless they meet a three-part test relating to identifiability, marketability and liquidity in which event they may be included in an amount up to 25% of core capital. Certain deferred tax assets also must be deducted. Core capital includes purchased mortgage servicing rights, subject to certain limitations. At December 31, 1993 Home Savings had no purchased mortgage servicing rights. The amount of qualifying supervisory goodwill that may be included in core capital by an eligible savings institution was reduced to 0.75% of adjusted total assets beginning January 1, 1993, 0.375% of adjusted total assets beginning January 1, 1994 and will be reduced to 0% beginning January 1, 1995. At December 31, 1993 the amount of qualifying supervisory goodwill included in Home Savings' core capital was $374.2 million which is 0.75% of adjusted total assets. Effective March 4, 1994, with a limited exception for preexisting core deposit intangibles, the only intangible assets that may be included in core capital (other than qualifying supervisory goodwill) are purchased mortgage servicing rights and purchased credit card relationships.

  The tangible capital requirement adopted by the OTS Director requires a savings institution to maintain tangible capital in an amount not less than 1.5% of adjusted total assets, which is the minimum limit permitted by FIRREA. Tangible capital generally means core capital less any intangible assets (including supervisory goodwill), plus purchased mortgage servicing rights, valued at the lower of the maximum percentage established by the FDIC or the amount includable in core capital as defined under the Capital Regulations.

  The risk-based capital requirements provide, among other things, that the capital ratio applicable to an asset will be adjusted to reflect the degree of credit risk associated with such asset. In addition, the asset base for computing a savings institution's risk-based capital requirement includes off-balance sheet assets, including loans and other assets sold with recourse. Generally, the Capital Regulations require savings institutions to maintain total capital equal to 8% of risk-weighted assets. Total capital for these purposes consists of core capital and supplementary capital. Supplementary capital includes, among other things, certain types of preferred stock and subordinated debt and, subject to certain limits, general valuation loan and lease loss allowances. A savings institution's supplementary capital may be used to satisfy the risk-based capital requirement only to the extent of that institution's core capital. Risk-weighted assets are determined by multiplying each category of an institution's assets, including off balance sheet equivalents, by a risk weight assigned by the OTS based on the credit risk associated with those assets, and adding the resulting amounts. The risk weight categories range from zero percent for cash and government securities to 100% for assets that do not qualify for preferential risk weighting as determined by the OTS.

  The Capital Regulations treat asset sales with recourse as if they did not occur, and generally require a savings institution to maintain capital against the entire amount of assets sold with recourse, even if recourse is for less than the full amount. However, when assets are sold with recourse and the amount of recourse is less than the risk-based capital requirement for such assets, the assets are not included in risk-weighted assets and capital is required to be maintained in an amount equal to such recourse amount. A savings institution's retention of the subordinated portion of a senior/subordinated loan participation or package of loans is treated in the same manner as an asset sale with recourse.

  FIRREA and the Capital Regulations contain special capital rules affecting savings institutions with certain kinds of subsidiaries. For purposes of determining compliance with each of the capital standards, a savings institution's investments in and extensions of credit to subsidiaries engaged in activities not permissible for a national bank are deducted from the savings institution's capital, net of reserves against such investment, with the exception of the amount of investments and extensions of credit made or committed to be made prior to April 12, 1989 which will be phased out of regulatory capital by July 1, 1996. Home Savings' real estate development subsidiaries are its only significant subsidiaries engaged in activities not permissible for a national bank. At December 31, 1993 Home Savings' investments in and extensions of credit to its real estate development subsidiaries aggregated $147.2 million as a result of which Home Savings was required to deduct $36.8 million from its capital.

  The regulatory capital requirements applicable to Home Savings will become more stringent as the amount of Home Savings' supervisory goodwill includable in capital is phased out throughout December 31, 1994 and the amount of Home Savings' investment in real estate development subsidiaries includable in capital is phased out through July 1, 1996. Home Savings currently meets the requirements of the Capital Regulations assuming the present application of the full phase-out provisions. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Financial Condition--Liquidity and Capital Resources."

  FDICIA directs each bank regulatory agency and the OTS to review its capital standards every two years to determine whether those standards require sufficient capital to facilitate prompt corrective action to prevent or minimize loss to the deposit insurance funds. Each of the bank regulatory agencies and the OTS is also required to revise its risk-based capital standards to ensure that such standards take adequate account of interest rate risk, concentration of credit risk and the risk of non-traditional activities, and reflect the actual performance and expected risk of loss of multi-family mortgages.

  FDICIA Sanctions. Under OTS regulations which implement the "prompt corrective action" system mandated by FDICIA, an institution is well capitalized if its ratio of total capital to risk-weighted assets is 10% or more, its ratio of core capital to risk-weighted assets is 6% or more, its ratio of core capital to total assets is 5% or more and it is not subject to any written agreement, order or directive to meet a specified capital level. At December 31, 1993 Home Savings met these standards. An institution which is not well capitalized is adequately capitalized if its ratio of total capital to risk-weighted assets is at least 8%, its ratio of core capital to risk-adjusted assets is at least 4% and its ratio of core capital to total assets is at least 4% (3% if the institution receives the highest rating on the OTS's MACRO rating system). Any institution which is not adequately capitalized is undercapitalized, significantly undercapitalized or critically undercapitalized, depending upon its capital ratios.

  An institution which is undercapitalized must submit a capital restoration plan to the OTS. The plan may be approved only if the OTS determines it is likely to succeed in restoring the institution's capital and will not appreciably increase the risks to which the institution is exposed. The institution's performance under the plan must be guaranteed by any company which controls the institution, up to a maximum of 5% of the institution's assets. The OTS may also require the institution to take various actions deemed appropriate to minimize potential losses to the deposit insurance fund. A significantly undercapitalized institution is subject to additional sanctions and a critically undercapitalized institution generally must be placed in receivership or conservatorship.

  Enforcement and Penalties. FIRREA significantly strengthened enforcement provisions applicable to all depository institutions, including savings institutions, and extended agency enforcement authority to "institution-affiliated parties," which includes, among others, directors, officers, employees, agents and controlling stockholders of depository institutions, including holding companies such as Ahmanson. An institution or institution-affiliated party may be subject to a three tier penalty regime that ranges from a maximum penalty of $5,000 per day for a simple violation to a maximum penalty of $1 million per day for certain knowing violations including the failure to submit or submission of incomplete, false or misleading reports. An institution-affiliated party may also be subject to loss of voting rights.

  Whenever the OTS has reasonable cause to believe that the continuation by a savings and loan holding company of any activity or of ownership or control of any subsidiary not insured by the FDIC constitutes a serious risk to the financial safety, soundness or stability of a subsidiary savings institution and is inconsistent with the sound operation of the savings institution, the OTS may order the holding company to terminate such activities or divest such non-insured subsidiary. The OTS, without notice or opportunity for hearing, may also (i) limit the payment of dividends by the savings institution, (ii) limit transactions between the savings institution and its holding company or other affiliates and (iii) limit any activity of the savings institution which creates a serious risk that the liabilities of the holding company and its affiliates may be imposed upon the savings institution.

  FDICIA requires the OTS to prescribe minimum operational and managerial standards and standards for asset quality, earnings and valuation of publicly-traded shares, for savings institutions and their holding companies. Such standards were to be effective no later than December 1, 1993 but have not yet been finalized.

Any savings institution or holding company which fails to meet the standards must submit a plan for corrective action. If a savings institution fails to submit or implement an acceptable plan, the OTS may require the institution to take any action the OTS determines will best carry out the purpose of prompt corrective action. The OTS and the bank regulatory agencies have jointly published a proposed regulation prescribing the required safety and soundness standards. If the proposed standards had been in effect at December 31, 1993, Home Savings believes that it would have been in compliance.

  Loans and Investments. Aggregate loans to a single borrower are limited to specified percentages of a savings institution's capital, depending upon the existence and type of any collateral. Aggregate loans secured by non-residential real property are limited to a specified percentage of capital.

  Savings institutions generally may not invest directly in equity securities, non-investment grade securities or real estate. Indirect investments in real estate are permitted through subsidiaries subject to limitations based, generally, on the institution's capital ratios. Investments in subsidiaries, and the activities conducted through subsidiaries, are subject to regulatory restrictions.

  Federal Home Loan Bank System. The FHLBs provide a central credit facility for member institutions. As a member of the FHLB system, Home Savings is required to own capital stock in the FHLB of San Francisco. Home Savings is also required to own capital stock in the FHLB of New York in connection with advances made to Bowery prior to its merger with Home Savings.

  Federal Reserve System. Home Savings is subject to various regulations promulgated by the Federal Reserve Board, including, among others, Regulation B (Equal Credit Opportunity), Regulation D (Reserves), Regulation E (Electronic Fund Transfers), Regulation Z (Truth in Lending), Regulation CC (Availability of Funds) and Regulation DD (Truth in Savings). As holders of loans secured by real property, and as owners of real property, financial institutions, including Home Savings, may be subject to potential liability under various statutes and regulations applicable to property owners generally, including statutes and regulations relating to the environmental condition of the property.

  Liquidity. OTS regulations require a savings institution to maintain, for each calendar month, an average daily balance of liquid assets equal to at least 5% of the average daily balance of its net withdrawable accounts plus short-term borrowings during the preceding calendar month. The OTS Director may vary the required percentage within a range of 4% to 10% and may also vary the definition of liquid assets. OTS regulations also require a savings institution to maintain, for each calendar month, an average daily balance of short-term liquid assets equal to at least 1% of the average daily balance of its net withdrawable accounts plus short-term borrowings during the preceding calendar month. Monetary penalties may be imposed for failure to meet liquidity ratio requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition--Liquidity and Capital Resources."

  Community Reinvestment Act. The Community Reinvestment Act ("CRA") requires each savings institution, as well as other depository institutions, to identify the communities served by the institution's offices and to identify the types of credit the institution is prepared to extend within such communities. The CRA also requires the OTS to assess the performance of the institution in meeting the credit needs of its community and to take such assessments into consideration in reviewing applications for mergers, acquisitions and other transactions. In connection with its assessment of a savings institution's CRA performance, the OTS will assign a rating of "outstanding," "satisfactory," "needs to improve" or "substantial noncompliance." Based on an examination conducted as of June 28, 1993, Home Savings was rated "outstanding."

  Qualified Thrift Lender. A savings institution must invest at least 65% of its portfolio assets in "qualified thrift investments" on a monthly average basis in nine out of every 12 months on a rolling 12-month "look back" basis.

  Service Corporations. Federal savings institutions may invest in the capital stock, obligations or other securities of certain types of subsidiaries (referred to as "service corporations") and may make loans to these subsidiaries (and to projects in which they participate) in an aggregate amount not exceeding 2% of the institution's assets, plus an additional 1% of assets for investments used for community development or inner-city purposes. An institution which has regulatory capital in an amount at least equal to minimum regulatory requirements may make additional loans to such subsidiaries in an aggregate amount up to 50% or 100% of regulatory capital, depending upon the extent of the institution's ownership or control of the subsidiary.

TAXATION

  Federal. Under applicable provisions of the Internal Revenue Code of 1986, as amended ("Code"), a savings institution that meets certain definitional tests relating to the composition of its assets and the sources of its income ("qualifying savings institution") is permitted to establish reserves for bad debts and to make annual additions thereto under the experience method, which generally permits an annual deduction based upon the institution's historical loan loss experience. Alternatively, a qualifying savings institution may elect on an annual basis to use the percentage of taxable income method to compute its allowable addition to its bad debt reserve on qualifying real property loans (generally, loans secured by an interest in improved real property). For 1993 Home Savings will use the experience method to compute its bad debt reserve deduction because such method will produce a larger deduction than the percentage of taxable income method.

  A savings institution organized in stock form whose accumulated reserve for losses on qualifying real property loans exceeds the allowable bad debt reserves as calculated under the experience method may be subject to recapture taxes on such reserves if it makes certain types of distributions to its stockholders. Dividends may be paid out of retained earnings without the imposition of any tax on the savings institution to the extent that the amounts paid as dividends do not exceed both the savings institution's current and accumulated earnings and profits as calculated for federal income tax purposes. Stock redemptions, dividends and other distributions made with respect to the savings institution's stock, in excess of both the savings institution's current and accumulated earnings and profits as calculated for federal income tax purposes, are, however, deemed under Section 593(e) of the Code to be made from the savings institution's tax bad debt reserves to the extent that such reserves exceed the additions that would have been made under the experience method. The amount of tax that would be payable upon any distribution that is treated as having been made from the savings institution's tax bad debt reserves is also deemed to have been paid from these reserves. As a result, any distributions that are treated as having been made from Home Savings' bad debt reserves could result in a federal recapture tax of up to approximately 54% of the amount of such distributions.

  In addition to the regular corporate income tax, corporations, including qualifying savings institutions, such as Home Savings, are subject to an alternative minimum tax. This 20% tax is computed with respect to Home Savings' regular taxable income (with certain adjustments), as increased by its tax preference items, and will apply if it exceeds Home Savings' regular tax liability. The alternative minimum tax adjustments common to a savings institution include the excess (if any) of the annual tax bad debt deduction over the deduction that would have been available under the experience method and 75% of the excess of "adjusted current earnings" over regular taxable income. Home Savings did not incur any alternative minimum tax liability in 1993. However, it is possible that Home Savings could incur such liability in future years.

  As of December 31, 1993, the Company's tax returns had been audited by the Internal Revenue Service for all years through 1984.

  State. The California franchise tax applicable to savings institutions is a variable rate tax applicable to that portion of an institution's income allocable to California. The rate of tax is computed under a formula that results in a rate higher than the rate applicable to non-financial corporations because it includes an amount "in lieu" of local personal property and business license taxes paid by such corporations (but not generally paid by banks or financial institutions such as Home Savings). For calendar year taxpayers such as Home Savings the maximum rate for the 1993 taxable year was approximately 11.11%. Under California regulations, bad debt deductions are available in computing California franchise taxes by use of the reserve method. An addition may be claimed under the experience method, which generally permits an annual deduction based upon the institution's historical loan loss experience. The deduction for losses may be limited by the determination of the maximum ending reserve balance using current and prior years' loss experience of Home Savings. In addition, if it can be established that the amount allowed under the experience method is insufficient to absorb anticipated losses, an addition may be claimed to the lesser extent of reserves included in the financial statements, or one percent of the amount of loans outstanding.

  Home Savings and certain of its subsidiaries also are subject to New York franchise tax on an amount approximately equal to that portion of their federal taxable income allocable to New York. For 1993, the overall tax rate was 11.88%, inclusive of applicable surcharges. The Company also pays franchise or state income taxes in a number of other jurisdictions in which it or its subsidiaries conduct business. All of such taxes are deductible for federal income tax purposes.

  For additional information regarding taxation, see Note 10 of Notes to Consolidated Financial Statements.

REAL ESTATE OPERATIONS

  Through its real estate subsidiaries, Home Savings previously acquired, developed and sold real property in the ordinary course of business. In response to provisions in FIRREA which require savings institutions to maintain 100% capital against loans to and investments in their real estate development subsidiaries, certain real estate development operations previously conducted by Home Savings' subsidiaries were sold to Ahmanson in 1992 and thereafter transferred to new direct subsidiaries of Ahmanson.

  The Company intends to continue its withdrawal from real estate development activities. Neither Ahmanson's real estate subsidiaries nor Home Savings' real estate subsidiaries intend to acquire any new properties and will develop, hold and/or sell their currently owned properties depending upon economic conditions. The Company has retained Lowe Enterprises Realty Services, Inc., a real estate asset management firm, to assist in the management and disposition of most of these properties. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition--Asset Quality--REI."

OTHER ACTIVITIES

  The Company has other subsidiaries which are primarily engaged in financial services activities related to the savings bank business, including insurance agencies and a securities brokerage firm. These activities did not make material contributions to the Company's results of operations in 1993 and are not expected to make a significant contribution to its results of operations in 1994.

EMPLOYEES

  At December 31, 1993 the Company employed approximately 8,775 full-time and 1,704 part-time employees. Full-time and certain part-time employees are eligible for retirement and other benefits, including life, health and accident and dental insurance. The management of the Company regards its employee relations as satisfactory.

ITEM 2. PROPERTIES

  The Company maintains executive offices in leased premises at 4900 Rivergrade Road, Irwindale, California 91706 and its telephone number is (818) 960-6311. Based on its investment in premises, the Company owns approximately 31% of the
4.5 million square feet in which its offices are located and leases the remainder. The Company has 416 offices and other office facilities of which 149 are owned and the remainder are leased. Annual lease payments total approximately $79.6 million. The net investment in premises, equipment and leaseholds totaled $674 million at December 31, 1993 compared to $687 million at December 31, 1992.

ITEM 3. LEGAL PROCEEDINGS

  None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET PRICES OF STOCK

  The principal market for Ahmanson's Common Stock is the New York Stock Exchange. Ahmanson's Common Stock is also listed on the Pacific Stock Exchange and The International Stock Exchange of the United Kingdom and the Republic of Ireland Limited (London). The following table set forth the high and low sale prices of the Common Stock of Ahmanson for the periods indicated as reported on the New York Stock Exchange Composite Tape:

                                                                    HIGH   LOW
                                                                   ------ ------
        1992--
          First Quarter........................................... 19 3/8 15 1/8
          Second Quarter.......................................... 18 1/4 15 1/8
          Third Quarter........................................... 17 3/8 13 3/8
          Fourth Quarter.......................................... 19 1/2 13
        1993--
          First Quarter........................................... 22 1/8 17 1/4
          Second Quarter.......................................... 19 7/8 16 3/4
          Third Quarter........................................... 20 3/8 17 3/8
          Fourth Quarter.......................................... 20 1/8 17 3/8
        1994--
          First Quarter (through March 25)........................ 20 1/4 16 3/8

PER SHARE CASH DIVIDENDS DATA

  The following table sets forth per share cash dividends of Ahmanson as derived from the Company's Consolidated Financial Statements included elsewhere herein and should be read in conjunction with such Consolidated Financial Statements and accompanying Notes.

  Cash Dividends Declared and Paid

        1992--
          First Quarter.......................................... $.22
          Second Quarter.........................................  .22
          Third Quarter..........................................  .22
          Fourth Quarter.........................................  .22
        1993--
          First Quarter.......................................... $.22
          Second Quarter.........................................  .22
          Third Quarter..........................................  .22
          Fourth Quarter.........................................  .22
        1994--
          First Quarter.......................................... $.22

  On March 22, 1994 Ahmanson declared a dividend of $.22 per share of Common Stock payable June 1, 1994 to stockholders of record on May 10, 1994.

  The principal sources of funds for the payment by Ahmanson of cash dividends are cash dividends paid to it by Home Savings and, to a lesser extent, cash dividends paid to it by other subsidiaries, investment income and short-term borrowings. There are significant limitations on the ability of Home Savings to pay dividends to Ahmanson.

  Home Savings may pay dividends to Ahmanson in any year without incurring tax liability only if such dividends do not exceed both current year earnings and profits and accumulated earnings and profits as of the beginning of the year, as determined for federal income tax purposes. See "Business--Taxation."

  OTS regulations impose restrictions on the payment of dividends by savings institutions. Ahmanson and Home Savings have also agreed with federal regulators to limit the payment of dividends by Home Savings. In addition, savings institution subsidiaries of savings and loan holding companies, such as Home Savings, must notify the OTS Director of their intent to declare dividends 30 days before declaration. The OTS Director has the authority to preclude those institutions from declaring a dividend. See "Business--Regulation-- Payment of Dividends."

  At January 1, 1994 Home Savings could have paid dividends of approximately $491.8 million under the most restrictive of the foregoing limits without OTS approval.

  Home Savings may also become subject to a capital directive which restricts the payment of dividends if it is not in compliance with its capital requirements.

STOCKHOLDERS

  At the close of business on March 15, 1994, 116,900,911 shares of Ahmanson Common Stock were outstanding and were held by 7,661 stockholders of record.

  The transfer agent and registrar for the Ahmanson Common Stock is First Chicago Trust Company of New York. First Chicago Trust Company of New York is also the transfer agent and registrar for the Depositary Shares, each representing a one-half interest in a share of Ahmanson's 9.60% Preferred Stock, Series B, the Depositary Shares, each representing a one-tenth interest in a share of Ahmanson's 8.40% Preferred Stock, Series C, and the Depositary Shares, each representing a one-tenth interest in a share of Ahmanson's 6% Cumulative Convertible Preferred Stock, Series D.

ITEM 6. SELECTED FINANCIAL DATA

  The selected financial data presented below under the captions "Five-Year Consolidated Summary of Financial Condition" and "Five-Year Consolidated Summary of Operations" for, and as of the end of, each of the years in the five-year period ended December 31, 1993 are derived from the consolidated financial statements of H. F. Ahmanson & Company and Subsidiaries, which consolidated financial statements have been audited by KPMG Peat Marwick, independent certified public accountants. The consolidated financial statements as of December 31, 1993 and 1992 and for each of the years in the three-year period ended December 31, 1993, and the report thereon of KPMG Peat Marwick, are included elsewhere herein.

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

             FIVE-YEAR CONSOLIDATED SUMMARY OF FINANCIAL CONDITION

                                                 DECEMBER 31,
                          -----------------------------------------------------------
                             1993        1992        1991        1990        1989
                          ----------- ----------- ----------- ----------- -----------
                                                (IN THOUSANDS)
Consolidated assets:
  Cash and investment
   securities...........  $ 3,906,044 $ 2,362,563 $ 1,738,561 $ 3,392,833 $ 3,424,092
  Mortgage-backed
   securities (MBSs)....    6,919,997   3,915,508   4,683,742   7,468,290   6,669,926
  Loans receivable......   37,704,368  38,962,875  37,875,795  37,466,738  33,066,199
  Real estate...........      623,519   1,127,271     950,532     909,864     777,341
  Premises and
   equipment............      673,879     686,693     699,836     688,060     958,263
  Goodwill..............      428,444     478,017     516,168     550,181     590,357
  All other assets......      614,994     607,580     761,553     725,041     771,056
                          ----------- ----------- ----------- ----------- -----------
    Total assets........  $50,871,245 $48,140,507 $47,226,187 $51,201,007 $46,257,234
                          =========== =========== =========== =========== ===========
Consolidated liabilities
 and stockholders'
 equity:
  Deposits..............  $38,018,653 $39,273,192 $39,147,126 $38,605,538 $34,236,239
  Borrowings............    8,879,345   4,978,583   4,135,922   8,989,538   8,224,320
  All other liabilities.    1,024,216   1,143,088   1,286,768   1,263,752   1,555,456
                          ----------- ----------- ----------- ----------- -----------
    Total liabilities...   47,922,214  45,394,863  44,569,816  48,858,828  44,016,015
  Stockholders' equity..    2,949,031   2,745,644   2,656,371   2,342,179   2,241,219
                          ----------- ----------- ----------- ----------- -----------
    Total liabilities
     and stockholders'
     equity.............  $50,871,245 $48,140,507 $47,226,187 $51,201,007 $46,257,234
                          =========== =========== =========== =========== ===========

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

                  FIVE-YEAR CONSOLIDATED SUMMARY OF OPERATIONS

                                       FOR THE YEARS ENDED DECEMBER 31,
                          ---------------------------------------------------------------
                             1993         1992         1991         1990         1989
                          -----------  -----------  -----------  -----------  -----------
                                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
Interest income.........  $ 3,003,422  $ 3,428,979  $ 4,386,785  $ 4,651,769  $ 4,311,289
Interest expense........    1,666,350    2,070,413    3,114,522    3,456,976    3,266,236
                          -----------  -----------  -----------  -----------  -----------
  Net interest income...    1,337,072    1,358,566    1,272,263    1,194,793    1,045,053
Provision for loan loss-
 es.....................      574,970      367,366      195,062      215,854       89,031
                          -----------  -----------  -----------  -----------  -----------
  Net interest income
   after provision for
   loan losses..........      762,102      991,200    1,077,201      978,939      956,022
                          -----------  -----------  -----------  -----------  -----------
Other income:
  Gain on sales of loans
   and MBSs, net........      101,044       76,925      101,586       12,678       12,724
  Loan servicing and
   other fee income.....      184,113      184,549      170,789      139,103      131,041
  Operations of real
   estate held for
   development and
   investment (REI).....     (229,300)     (58,359)     (72,804)     (30,026)      40,022
  Other operating in-
   come.................       40,730        5,383        5,728        4,822       24,203
                          -----------  -----------  -----------  -----------  -----------
    Total other income..       96,587      208,498      205,299      126,577      207,990
                          -----------  -----------  -----------  -----------  -----------
Other expenses:
  General and
   administrative
   expenses.............      827,462      753,257      740,964      744,586      736,632
  Operations of real
   estate owned held for
   sale (REO)...........      212,130      129,153       37,125       29,731       24,090
  Amortization of good-
   will.................       39,163       27,674       31,408       32,713       33,921
                          -----------  -----------  -----------  -----------  -----------
    Total other ex-
     penses.............    1,078,755      910,084      809,497      807,030      794,643
                          -----------  -----------  -----------  -----------  -----------
Earnings (loss) before
 provision for income
 taxes (benefit),
 extraordinary loss and
 cumulative effect of
 accounting change......     (220,066)     289,614      473,003      298,486      369,369
  Provision for income
   taxes (benefit)......      (82,034)     133,222      227,242      107,490      159,023
                          -----------  -----------  -----------  -----------  -----------
Earnings (loss) before
 extraordinary loss and
 cumulative effect of
 accounting change......     (138,032)     156,392      245,761      190,996      210,346
Extraordinary loss on
 early extinguishment of
 debt (net of tax
 benefit)...............      (21,607)         --           --           --           --
Cumulative effect of
 change in accounting
 for income taxes.......          --        47,677          --           --           --
                          -----------  -----------  -----------  -----------  -----------
Net earnings (loss).....  $  (159,639) $   204,069  $   245,761  $   190,996  $   210,346
                          ===========  ===========  ===========  ===========  ===========
Per share information--
 primary and fully
 diluted common shares:
  Earnings (loss) before
   extraordinary loss
   and cumulative effect
   of accounting change.  $     (1.51) $      1.19  $      2.06  $      1.64  $      1.80
  Net earnings (loss)...        (1.69)        1.60         2.06         1.64         1.80
  Book value at December
   31...................        19.61        22.04        21.34        20.20        19.39
  Dividends.............         0.88         0.88         0.88         0.88         0.88
Weighted average number
 of common shares out-
 standing:
  Primary...............  116,786,369  116,915,342  116,694,295  116,434,334  116,556,183
  Fully diluted.........  116,786,369  117,199,811  116,734,630  116,434,334  116,556,183

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

                         FIVE-YEAR SELECTED OTHER DATA

                                              AT OR FOR THE YEARS ENDED
                                                     DECEMBER 31,
                                            -----------------------------------
                                             1993    1992   1991   1990   1989
                                            ------   -----  -----  -----  -----
Regulatory capital:
  Tangible capital........................    4.97 %  4.85%  4.34%  3.43%  3.48%
  Core capital............................    5.72    5.77   5.10   4.17   4.38
  Risk-based capital......................   12.59   12.99  10.35   8.96   7.12
Ratio of nonperforming assets to total as-
 sets.....................................    1.89    4.61   3.74   1.76   1.25
Return on average assets..................   (0.32)   0.42   0.49   0.39   0.47
Return on average equity..................   (5.58)   7.49   9.97   8.25   9.67
Return on average tangible equity.........   (5.01)  10.42  14.35  12.84  15.69
Ratio of average equity to average assets.    5.75    5.57   4.87   4.74   4.85
Ratio of dividends paid to net earnings
(loss)....................................  (86.53)  58.37  43.24  49.15  49.90
Total number of offices open..............     455     467    481    470    461

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW

  The Company took decisive actions during 1993 aimed at improving its near and longer-term earnings prospects.

  The Company reported a net loss for 1993 of $159.6 million, or $1.69 per fully diluted common share. This loss was largely attributable to actions taken by the Company to position itself for the future. The Company earned $204.1 million, or $1.60 per fully diluted common share, in 1992 and $245.8 million, or $2.06 per fully diluted common share, in 1991.

  In late 1993 the Company completed its management transition. On November 1, 1993, Richard H. Deihl retired as Chief Executive Officer of Ahmanson and Home Savings. He remained Chairman of the Board of Ahmanson. He was succeeded as Chief Executive Officer by Charles R. Rinehart who joined the Company in December 1989 as Chief Operating Officer. Also on November 1, Fredric J. Forster was named Chief Operating Officer of Ahmanson and Home Savings. In June 1993 Kevin M. Twomey joined both Ahmanson and Home Savings as Chief Financial Officer.

  During 1993 management took several notable steps which affected the statements of financial condition and operations and will have effects on results of operations in the future. The most important of these events were bulk sales of $1.3 billion in single family nonaccrual loans (the "bulk sales"). Although nonperforming assets had been declining since October 1992, giving effect to the bulk sale in July 1993 of $1.2 billion reduced the ratio of nonperforming assets to total assets to 2.03% at June 30, 1993. Total nonperforming assets dropped to $960.3 million or 1.89% of assets by year-end 1993.

  Net loan charge-offs for 1993 totaled $590.7 million (including $378.1 million related to the bulk sales). The allowance for possible loan losses was $438.8 million at December 31, 1993.

  Throughout 1993 the Company aggressively sold its real estate owned held for sale ("REO")--its single family REO through local loan offices; and multi-family and commercial and industrial REO through a skilled team dedicated to the loan workout and disposition process. Through these methods, the Company sold $591.8 million in single family REO and $239.5 million in multi-family and commercial REO in 1993. During the year, the Company provided $105.0 million for possible losses on REO. At the end of 1993 the allowance for possible REO losses was 27.0% of gross book value of REO.

  The ratio of allowances for possible losses on loans and REO to nonperforming assets increased to 49.2% at December 31, 1993, from 21.2% at December 31, 1992.

  At December 31, 1993 real estate held for development and investment ("REI") totaled $443.7 million, net of reserves equal to 43.5% of gross book value of REI. In May 1993 the Company hired Lowe Enterprises Realty Services, Inc. to manage and assist in the disposition of most of these assets.

  Other balance sheet restructuring actions were also taken. The Company extended the maturity of its non-deposit liabilities to reduce exposure to potentially rising interest rates. In addition, these actions were taken to improve funding flexibility and reduce overall borrowing costs. In November 1993 Home Savings retired $327.6 million of its 10 1/4% Subordinated Notes due in 1996 and issued $250 million of seven year 6% Subordinated Notes. In the fourth quarter of 1993, the Company established a reserve of $17.8 million for the lifting of certain interest rate swaps due to the faster than anticipated prepayment of related hedged loans.

  Home Savings' deposit base is the largest of any savings institution in the country. During the year, deposits decreased by $1.3 billion to $38.0 billion at December 31, 1993. This decline in deposits was due in part to the strong performance of the stock and bond markets, which induced depositors to transfer funds from deposit accounts to equity and higher-yielding debt securities. At December 31, 1993, Home Savings had 364 retail branches in seven states.

  Throughout 1993 Home Savings continued to take steps to build upon an already strong capital position. In February, Ahmanson sold $195 million of Preferred Stock, the net proceeds of which were contributed to Home Savings as equity. In August, Ahmanson issued $287.5 million of Convertible Preferred Stock, with $141 million of the proceeds contributed to Home Savings. Home Savings exceeds all current and fully phased-in federal capital requirements.

  In 1993 general and administrative expenses reached $827.5 million, or 1.66% of average assets, up from $753.3 million or 1.54% of average assets in 1992. Much of this increase was due to additional personnel needed throughout the organization to handle problem assets and other personnel transition costs incurred late in the year. Home Savings has exited markets which do not fit into its strategic plans, such as Missouri and most of Ohio, and wrote off $12.4 million in goodwill associated with the Ohio operations. In addition, the Company sold its credit card portfolio for a $33 million gain. The Company also took steps to achieve a meaningful G&A expense reduction in 1994. The Company has a goal of reducing its G&A ratio to 1.50% in 1994.

  Griffin Financial Services, a wholly-owned subsidiary of Ahmanson and an affiliate of Home Savings, has provided investment and insurance products to Home Savings' customers for ten years. To meet growing customer needs, to broaden customer relationships and increase fee income, Griffin Financial Services introduced a family of proprietary stock, bond and money market mutual funds in late 1993.

  At year-end 1993 the Company was servicing over 500,000 loans totaling $58.9 billion. Of the total servicing portfolio at year-end 1993, $49.1 billion were ARMs and $9.8 billion were fixed rate loans. Approximately $15.0 billion of these loans were serviced for investors. In 1993 the Company's management committed to the installation of a new computer-based servicing system in its loan service center by mid-1995. This new system is expected to reduce costs and improve customer service.

                             RESULTS OF OPERATIONS

NET INTEREST INCOME

  Net interest income decreased $21.5 million or 2% in 1993 and increased $86.3 million or 7% in 1992. The following table presents the Company's Consolidated Summary of Average Financial Condition and net interest income for the years indicated. Average balances on interest-earning assets and interest-bearing liabilities are computed on a daily basis and other average balances are computed on a monthly basis. Interest income and expense and the related average balances include the effect of discounts or premiums. Nonaccrual loans are included in the average balances, however, delinquent interest on such loans has been excluded from interest income.

                                                            YEARS ENDED DECEMBER 31,
                          ---------------------------------------------------------------------------------------------
                                       1993                           1992                           1991
                          ------------------------------ ------------------------------ -------------------------------
                            AVERAGE              AVERAGE   AVERAGE              AVERAGE   AVERAGE               AVERAGE
                            BALANCE    INTEREST   RATE     BALANCE    INTEREST   RATE     BALANCE     INTEREST   RATE
                          ----------- ---------- ------- ----------- ---------- ------- -----------  ---------- -------
                                                             (DOLLARS IN THOUSANDS)
Interest-earning assets:
 Loans..................  $39,581,138 $2,623,139  6.63%  $38,035,638 $2,978,267   7.83% $37,790,963  $3,622,465  9.59%
 MBSs...................    3,984,806    278,908  7.00     4,205,595    336,517   8.00    5,402,835     528,169  9.78
                          ----------- ----------         ----------- ----------         -----------  ----------
   Total loans and MBSs.   43,565,944  2,902,047  6.66    42,241,233  3,314,784   7.85   43,193,798   4,150,634  9.61
                          ----------- ----------         ----------- ----------         -----------  ----------
 Investment securities:
 Federal funds sold and
  securities purchased
  under agreements to
  resell................    2,073,809     74,559  3.60     2,269,751     94,899   4.18    3,020,727     192,697  6.38
 Other investments......      437,185     26,816  6.13       484,002     19,296   3.99      675,220      43,454  6.44
                          ----------- ----------         ----------- ----------         -----------  ----------
   Total investment
    securities..........    2,510,994    101,375  4.04     2,753,753    114,195   4.15    3,695,947     236,151  6.39
                          ----------- ----------         ----------- ----------         -----------  ----------
 Interest-earning as-
  sets..................   46,076,938  3,003,422  6.52    44,994,986  3,428,979   7.62   46,889,745   4,386,785  9.36
                                      ----------                     ----------                      ----------
Other assets............    3,695,219                      3,893,982                      3,754,789
                          -----------                    -----------                    -----------
     Total assets.......  $49,772,157                    $48,888,968                    $50,644,534
                          ===========                    ===========                    ===========
Interest-bearing liabil-
 ities:
 Deposits:
 Checking accounts......  $ 2,560,091 $   34,073  1.33   $ 2,329,153 $   47,960   2.06  $ 2,055,481  $   66,632  3.24
 Savings accounts.......   12,040,616    323,255  2.68    11,345,488    409,645   3.61    9,108,914     483,530  5.31
 Term accounts..........   23,987,951    943,735  3.93    25,773,866  1,280,742   4.97   27,796,884   1,928,128  6.94
                          ----------- ----------         ----------- ----------         -----------  ----------
   Total deposits.......   38,588,658  1,301,063  3.37    39,448,507  1,738,347   4.41   38,961,279   2,478,290  6.36
                          ----------- ----------         ----------- ----------         -----------  ----------
 Borrowings:
 Short-term.............    3,456,569    112,171  3.25     3,209,173    122,073   3.80    2,583,942     155,035  6.00
 FHLB advances..........    1,924,945     79,981  4.15       344,941     27,091   7.85    3,107,904     263,269  8.47
 Other..................    1,792,535    173,135  9.66     1,810,170    182,902  10.10    2,250,994     217,928  9.68
                          ----------- ----------         ----------- ----------         -----------  ----------
   Total borrowings.....    7,174,049    365,287  5.09     5,364,284    332,066   6.19    7,942,840     636,232  8.01
                          ----------- ----------         ----------- ----------         -----------  ----------
 Interest-bearing lia-
  bilities..............   45,762,707  1,666,350  3.64    44,812,791  2,070,413   4.62   46,904,119   3,114,522  6.64
                                      ----------                     ----------                      ----------
Other liabilities.......    1,147,173                      1,351,813                      1,274,956
Stockholders' equity....    2,862,277                      2,724,364                      2,465,459
                          -----------                    -----------                    -----------
     Total liabilities
      and
      stockholders'
      equity............  $49,772,157                    $48,888,968                    $50,644,534
                          ===========                    ===========                    ===========
Excess interest-earning
 assets
 (liabilities)/Earnings
 spread.................  $   314,231             2.88   $   182,195              3.00  $   (14,374)             2.72
Net interest income/ Ef-
 fective net spread.....              $1,337,072  2.90               $1,358,566   3.02               $1,272,263  2.71

  The following table presents the changes for 1993 and 1992 from the respective preceding year of the interest income and expense attributable to various categories of assets and liabilities for the Company as allocated to changes in average balances and changes in average rates. Because of numerous and simultaneous changes in both balances and rates from year to year, it is not possible to allocate precisely the effects thereof. For purposes of this table, the change due to volume is initially calculated as the change in average balance multiplied by the average rate during the current year and the change due to rate is calculated as the change in average rate multiplied by the average balance during the preceding year. Any change that remains unallocated after such calculations is allocated proportionately to changes in volume and changes in rates.

                                          YEARS ENDED DECEMBER 31,
                         ----------------------------------------------------------------
                               1993 VERSUS 1992                 1992 VERSUS 1991
                           INCREASE/DECREASE DUE TO         INCREASE/DECREASE DUE TO
                         ------------------------------  --------------------------------
                          VOLUME     RATE       TOTAL     VOLUME      RATE       TOTAL
                         --------  ---------  ---------  ---------  ---------  ----------
                                               (IN THOUSANDS)
Interest income on:
 Loans.................. $102,805  $(457,933) $(355,128) $  19,106  $(663,304) $ (644,198)
 MBSs...................  (15,481)   (42,128)   (57,609)   (95,631)   (96,021)   (191,652)
 Federal funds sold and
  securities purchased
  under agreements to
  resell................   (7,096)   (13,244)   (20,340)   (31,375)   (66,423)    (97,798)
 Other investments......   (2,882)    10,402      7,520     (7,625)   (16,533)    (24,158)
                         --------  ---------  ---------  ---------  ---------  ----------
    Total interest in-
     come...............   77,346   (502,903)  (425,557)  (115,525)  (842,281)   (957,806)
                         --------  ---------  ---------  ---------  ---------  ----------
Interest expense on:
 Deposits...............  (28,848)  (408,436)  (437,284)    21,536   (761,479)   (739,943)
 Short-term borrowings..    8,284    (18,186)    (9,902)    23,669    (56,631)    (32,962)
 FHLB advances..........   65,673    (12,783)    52,890   (216,908)   (19,270)   (236,178)
 Other borrowings.......   (1,721)    (8,046)    (9,767)   (44,468)     9,442     (35,026)
                         --------  ---------  ---------  ---------  ---------  ----------
    Total interest ex-
     pense..............   43,388   (447,451)  (404,063)  (216,171)  (827,938) (1,044,109)
                         --------  ---------  ---------  ---------  ---------  ----------
      Net interest in-
       come............. $ 33,958  $ (55,452) $ (21,494) $ 100,646  $ (14,343) $   86,303
                         ========  =========  =========  =========  =========  ==========

  The declining market interest rate environment of recent years began to subside in late 1993. The 2% decrease in net interest income in 1993 resulted from the decrease of 12 basis points in the effective net spread to 2.90% for 1993 from 3.02% for 1992, partially offset by the increase in the average balance of interest-earning assets funded with interest-bearing liabilities primarily due to growth in the average loan portfolio. In addition, interest income on loans and net interest income reflected a reduction due to a reserve of $17.8 million established during the fourth quarter of 1993 for the lifting of certain interest rate swaps with a notional amount of approximately $555 million based on the faster than anticipated prepayment of related hedged loans. Such reserves had the effect of reducing the effective net spread for 1993 by four basis points. The 7% increase in net interest income in 1992 resulted from the increase of 31 basis points in the effective net spread to 3.02% for 1992 from 2.71% for 1991, partially offset by the decrease in the average balance of interest-earning assets funded with interest-bearing liabilities.

  Provisions for losses of delinquent interest related to nonaccrual loans of $70.9 million in 1993, $106.7 million in 1992 and $107.0 million in 1991 had the effect of reducing the effective net spread by 16 basis points in 1993, 24 basis points in 1992 and 23 basis points in 1991.

  The Company has a continuing goal of maintaining its cost of funds below the monthly weighted average cost of funds for Federal Home Loan Bank ("FHLB") Eleventh District savings institutions as computed by the FHLB of San Francisco ("COFI"). The Company's cost of funds was 41 basis points, 52 basis points and 45 basis points below the average of COFI of 4.05%, 5.14% and 7.09% during 1993, 1992 and 1991, respectively.

  The Company believes that its net interest income is largely insulated from interest rate fluctuations within a fairly wide range primarily due to the adjustable rate nature of its loan and MBS portfolio.

Substantially all ARMs originated since 1981 have maximum and minimum interest rates and all ARMs originated after 1987 have a maximum interest rate. As of December 31, 1993 the rate on more than 94% in outstanding principal amount of the Company's ARMs could have increased, as a result of a corresponding increase in COFI, by at least 400 basis points without exceeding the applicable cap. However, an increase in rates could have a negative impact on the net interest spread due to the lag between changes in COFI to which a majority of the Company's interest-earning assets are tied and changes in the pricing of the Company's interest-bearing liabilities. For information regarding the Company's strategies related to COFI and limiting its interest rate risk, see "Financial Condition--Asset/Liability Management."

PROVISION FOR LOAN LOSSES

  The provision for loan losses was $575.0 million in 1993, compared to $367.4 million in 1992 and $195.1 million in 1991. The provisions reflect, among other things, the high level of nonperforming assets in 1992 and 1991 arising principally from economic conditions in California and other portions of the United States, the decision in the second quarter of 1993 to sell $1.2 billion of single family nonaccrual mortgage loans rather than holding these loans to maturity and/or foreclosure, as well as the Company's belief that an economic recovery has not begun in California, where the majority of the Company's borrowers are located, and that a recovery may be slower than previously estimated. For additional information regarding the allowance for possible loan losses and nonperforming assets, see "Financial Condition--Asset
Quality."

OTHER INCOME

  Gain on Sales of MBSs. During 1993, 1992 and 1991, the Company recognized gains on sales of MBSs and weighted average retained yields on such sales as follows:

                                                   YEARS ENDED DECEMBER 31,
                                                 ------------------------------
                                                   1993      1992       1991
                                                 --------  --------  ----------
                                                    (DOLLARS IN THOUSANDS)
Book value of MBSs sold:
  ARM MBSs...................................... $904,945  $    --   $3,446,367
  Fixed rate MBSs...............................      --    650,191       2,863
                                                 --------  --------  ----------
                                                 $904,945  $650,191  $3,449,230
                                                 ========  ========  ==========
Pre-tax gains on sales of MBSs:
  ARM MBSs...................................... $ 21,007  $    --   $   81,188
  Fixed rate MBSs...............................      --     14,303         --
                                                 --------  --------  ----------
                                                 $ 21,007  $ 14,303  $   81,188
                                                 ========  ========  ==========
Weighted average retained yield.................     0.84%      -- %       1.28%
                                                 ========  ========  ==========

  Gain on Sales of Loans. During 1993, 1992 and 1991, the Company recognized gains on sales of loans, excluding the bulk sales in 1993, and weighted average retained loan yields as follows:

                                                 YEARS ENDED DECEMBER 31,
                                             ----------------------------------
                                                1993        1992        1991
                                             ----------  ----------  ----------
                                                  (DOLLARS IN THOUSANDS)
Book value of loans sold:
  Fixed rate mortgage loans................. $2,350,341  $3,903,274  $2,234,956
  Credit card portfolio.....................    131,254         --          --
                                             ----------  ----------  ----------
                                             $2,481,595  $3,903,274  $2,234,956
                                             ==========  ==========  ==========
Pre-tax gains on sales of loans:
  Fixed rate mortgage loans................. $   46,999  $   62,622  $   20,398
  Credit card portfolio.....................     33,038         --          --
                                             ----------  ----------  ----------
                                             $   80,037  $   62,622  $   20,398
                                             ==========  ==========  ==========
Weighted average retained loan yield........       0.28%       0.25%       0.25%
                                             ==========  ==========  ==========

  The sales volume of fixed rate mortgage loans during 1993, 1992 and 1991 was influenced by the level of borrower demand for fixed rate loans. Most of the Company's fixed rate loans were originated for sale in the secondary market. In addition, the Company sold its credit card portfolio totaling $131.3 million for a pre-tax gain of $33.0 million during the fourth quarter of 1993.

  Loan Servicing Income. Loan servicing income decreased $13.6 million or 19% to $58.9 million in 1993 and was essentially unchanged at $72.5 million in 1992. The decrease in 1993 was primarily due to decreases of seven basis points to 0.68% in the retained loan yield and $848.4 million or 5% in the average portfolio of loans serviced for investors to $15.8 billion during 1993. The decrease in the average portfolio of loans serviced for investors in 1993 reflects a decrease in sales of loans sold with servicing retained and a higher level of loan payoffs in the portfolio during 1993. The slight increase in loan servicing income in 1992 was primarily due to an increase of $1.4 billion or 9% in the average portfolio of loans serviced for investors to $16.7 billion, offset by a decrease of nine basis points to 0.75% in the retained loan yield during 1992. The reductions in the retained loan yield during 1993 and 1992 reflect the sales volume of fixed rate loans, which typically had a retained loan yield of 0.25%.

  Other Fee Income. Other fee income increased $13.2 million or 12% to $125.3 million in 1993 and $13.8 million or 14% to $112.1 million in 1992. The increases are primarily the result of increased commission income from investment and insurance services, and banking fees due to fee structure changes.

  Operations of REI. Losses from operations of REI increased $170.9 million to $229.3 million in 1993 and decreased $14.4 million to $58.4 million in 1992. The increase in 1993 was primarily due to an increase of $157.9 million in provision for losses and a decrease of $16.1 million in net gains on sales of REI. The provision for losses on REI of $207.9 million in 1993 was due to adjustments of the net realizable value ("NRV") of certain projects to reflect the lingering effects of the recession on real estate values and sales projections, particularly in California where most of the Company's real estate projects are located.

  The decrease in losses from operations of REI in 1992 was primarily due to an increase of $12.1 million in net gains on sales of commercial development properties and a decrease of $15.2 million in provision for losses, partially offset by an increase of $11.0 million in net operating expense. The provision for losses on REI of $50.0 million during 1992 was due to adjustments of the NRV of several projects, including a $36.3 million writedown of a commercial development property in downtown San Francisco, California.

  For additional information regarding REI and the related allowance for possible losses, see "Financial Condition--Asset Quality."

  Other Operating Income. Other operating income increased $35.3 million to $40.7 million in 1993, primarily due to proceeds received in the fourth quarter of 1993 in connection with the settlement of a lawsuit previously filed by the Company.

OTHER EXPENSES

  General and Administrative Expenses. General and administrative expenses increased $74.2 million or 10% to $827.5 million in 1993 and $12.3 million or 2% to $753.3 million in 1992. The increases in 1993 and 1992 reflected the increased personnel costs associated with the administration of delinquent real estate loans and the disposition of REO. In addition, the increase in 1993 reflects certain personnel transition costs and expenses related to the bulk sales. The reduction of general and administrative expenses remains one of the Company's top priorities. The ratio of general and administrative expenses to average assets (the "G&A ratio") increased to 1.66% in 1993 from 1.54% in 1992 and 1.46% in 1991. The increase in 1993 reflects the 10% increase in general and administrative expenses, partially offset by a 2% increase in average assets. The increase in 1992 reflected a decline in average assets of 3% and the 2% increase in general and administrative expenses. The Company has a goal of reducing its G&A ratio to 1.50% in 1994.

  The Company adopted SFAS No. 106, "Employers' Accounting for Post Retirement Benefits Other Than Pensions," effective January 1, 1993. The principal effect of SFAS No. 106 is to require accrual, during the years employees render service to earn post retirement benefits, of the expected cost of providing the benefits to the employees, their beneficiaries and covered dependents. The Company elected to adopt SFAS No. 106 by recognizing the accumulated post retirement benefit obligation (the "transition obligation"), which was approximately $16 million at January 1, 1993, over a 20-year transition period. Excluding the portion of the transition obligation recognized in 1993, the expense for post retirement benefits other than pensions was approximately $2 million in 1993.

  Operations of REO. Losses from operations of REO increased $83.0 million to $212.1 million in 1993 and $92.0 million to $129.1 million in 1992. The increase in 1993 was due to increases in provision for losses of $47.4 million, net losses on sales of $15.2 million and net operating expenses of $20.4 million. The increase in 1992 was primarily due to increases in provision for losses of $43.0 million and net losses on sales of $44.3 million. Such increases in provision for losses and net losses on sales of REO during 1993 and 1992 reflected the deterioration in real estate values in California and New York since the time of initial foreclosure or subsequent valuation, and estimated selling costs of $41.4 million, which were included in provision for losses on REO during 1993. In April 1992 the Accounting Standards Division of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 92-3 "Accounting for Foreclosed Assets." The principal effect of SOP 92-3 is to require that foreclosed real estate held for sale be carried at the lower of cost or fair value minus estimated selling costs. In 1992 and 1991 estimated selling costs were recorded as loan losses. For additional information regarding REO, see "Financial Condition--Asset Quality."

  Amortization of Goodwill. Amortization of goodwill increased $11.5 million or 42% to $39.2 million in 1993 and decreased $3.7 million or 12% to $27.7 million in 1992. The increase in 1993 was primarily due to the write-off of $12.4 million in goodwill associated with the expected completion of the Company's exit from the Ohio market.

  Provision for Income Taxes (Benefit) and Cumulative Effect of Accounting Change. The changes in the provision for income taxes (benefit) primarily reflect the changes in pre-tax earnings during each year. The effective tax (benefit) rates were (37.3)% for 1993, 46.0% for 1992 and 48.0% in 1991.

  The Company adopted SFAS No. 109, "Accounting for Income Taxes," effective January 1, 1992 on a prospective basis. The cumulative effect of this change in accounting for income taxes was a reduction of financial statement tax liability and an increase in net earnings during 1992 of $47.7 million ($0.41 per common share). Excluding the cumulative effect of the accounting change, the effect of adopting SFAS No. 109 was to decrease the provision for income taxes and increase net earnings by approximately $39 million or $0.33 per common share in 1992. See Note 10 of Notes to Consolidated Financial Statements for further explanation of the factors which affected the Company's effective tax rates for the years 1991 to 1993 and SFAS No. 109.

EXTRAORDINARY LOSS

  During the fourth quarter of 1993 Home Savings purchased $327.6 million of its 10 1/4% Subordinated Notes due December 1996 pursuant to a tender offer. The repurchase resulted in an extraordinary loss on early extinguishment of debt of $21.6 million, net of applicable income tax benefit of $16.3 million. Home Savings replaced $250 million of the retired debt with new 6% Subordinated Notes due November 2000.

QUARTERLY RESULTS OF OPERATIONS

  The following table presents results of operations by quarter for 1993 and 1992:

                                                 QUARTERS ENDED
                                  ----------------------------------------------
                                   MARCH
                                    31,    JUNE 30,   SEPTEMBER 30, DECEMBER 31,
                                   -----   ---------  ------------- ------------
                                      (IN THOUSANDS EXCEPT PER SHARE DATA)
1993:
Total interest income...........  $766,184 $ 767,087    $751,596      $718,555
Total interest expense..........   426,406   421,872     418,366       399,706
                                  -------- ---------    --------      --------
  Net interest income...........   339,778   345,215     333,230       318,849
Provision for loan losses.......    66,980   437,854      22,243        47,893
                                  -------- ---------    --------      --------
Net interest income (loss) after
 provision for loan losses......   272,798   (92,639)    310,987       270,956
Other income....................    45,989  (101,581)     67,643        84,536
Other expenses..................   285,931    96,762     308,641       305,387
                                  -------- ---------    --------      --------
Earnings (loss) before extraor-
 dinary loss....................    32,856  (290,982)     69,989        50,105
Extraordinary loss on early ex-
 tinguishment of debt, net......       --        --          --        (21,607)
                                  -------- ---------    --------      --------
    Net earnings (loss).........  $ 32,856 $(290,982)   $ 69,989      $ 28,498
                                  ======== =========    ========      ========
Earnings (loss) per common
 share:
  Earnings (loss) before ex-
   traordinary loss.............  $   0.23 $   (2.55)   $   0.50      $   0.32
  Extraordinary loss on early
   extinguishment of debt.......       --        --          --          (0.18)
                                  -------- ---------    --------      --------
    Net earnings (loss).........  $   0.23 $   (2.55)   $   0.50      $   0.14
                                  ======== =========    ========      ========
1992:
Total interest income...........  $931,444 $ 876,237    $822,995      $798,303
Total interest expense..........   593,526   528,153     486,751       461,983
                                  -------- ---------    --------      --------
  Net interest income...........   337,918   348,084     336,244       336,320
Provision for loan losses.......   126,915    65,567      74,005       100,879
                                  -------- ---------    --------      --------
Net interest income after provi-
 sion for loan losses...........   211,003   282,517     262,239       235,441
Other income....................    35,772    53,432      49,070        70,224
Other expenses..................   223,783   268,803     260,574       290,146
                                  -------- ---------    --------      --------
Earnings before cumulative ef-
 fect of accounting change......    22,992    67,146      50,735        15,519
Cumulative effect of change in
 accounting for
 income taxes...................    47,677       --          --            --
                                  -------- ---------    --------      --------
    Net earnings................  $ 70,669 $  67,146    $ 50,735      $ 15,519
                                  ======== =========    ========      ========
Earnings per common share:
  Earnings before cumulative ef-
   fect of accounting change....  $   0.16 $    0.54    $   0.40      $   0.10
  Cumulative effect of change in
   accounting for
   income taxes.................      0.41       --          --            --
                                  -------- ---------    --------      --------
    Net earnings................  $   0.57 $    0.54    $   0.40      $   0.10
                                  ======== =========    ========      ========

  Net interest income decreased in the fourth quarter of 1993 compared to the third quarter of 1993 and the fourth quarter of 1992 primarily due to the $17.8 million reserve for lifting certain interest rate swaps. Other income increased in the fourth quarter of 1993 compared to the third quarter of 1993 and the fourth quarter of 1992 primarily due to the $33.0 million gain on sale of the Company's credit card portfolio and proceeds from the settlement of a lawsuit, partially offset by a provision for losses on REI of $34.4 million in the fourth quarter of 1993 principally for two projects in Northern California.

                              FINANCIAL CONDITION

  During 1993, the Company's consolidated assets increased $2.7 billion or 6% to $50.9 billion from $48.1 billion at December 31, 1992. The Company's primary asset generation business continues to be the origination of loans on residential real estate properties. The percentage of dollar volume of the Company's loans originated by type is summarized below for the years shown:

                                                         DECEMBER 31,
                                                   ----------------------------
                                                   1993  1992  1991  1990  1989
                                                   ----  ----  ----  ----  ----
Single family (one to four units).................  86%   90%   91%   92%   91%
Multi-family (five units and over)................  14    10     9     8     8
Commercial and industrial real estate.............  --    --    --    --     1
                                                   ---   ---   ---   ---   ---
                                                   100%  100%  100%  100%  100%
                                                   ===   ===   ===   ===   ===

  In 1993, 72% of the $11.6 billion in loan originations was on properties located in California, compared to 76% of the $12.2 billion in loan originations in 1992. In addition, in the first quarter of 1993 the Company purchased $1.0 billion of single family ARMs from the Resolution Trust Corporation (the "RTC") which were formerly held by HomeFed Bank. At December 31, 1993, approximately 96% of the loan and MBS portfolio was secured by residential properties, including 80% secured by single family properties.

  The loan and MBS portfolio includes approximately $5.2 billion in mortgage loans that were originated with loan to value ("LTV") ratios exceeding 80%, or 11.6% of the portfolio at December 31, 1993. Only 9.5% of the $12.6 billion of loans originated or purchased during 1993 had LTV ratios in excess of 80%, all of which were loans on single family properties. The Company takes the additional risk of originating loans with LTV ratios in excess of 80% into consideration in its loan underwriting and pricing policies.

  The following table presents the ranges of original LTV ratios as percentages of single family loans and multi-family loans originated during the years indicated:

                                                       1993  1992  1991  1990  1989
                                                       ----  ----  ----  ----  ----
Single family loans:
  75.0% or less.......................................  54%   58%   55%   36%   37%
  75.1% to 79.9%......................................  15    14    14    19    16
  80.0%...............................................  21    19    23    34    28
  80.1% to 90.0%......................................  10     9     8    11    19
                                                       ---   ---   ---   ---   ---
                                                       100%  100%  100%  100%  100%
                                                       ===   ===   ===   ===   ===

Multi-family loans:
  70.0% or less.......................................  69%   73%   72%   49%   27%
  70.1% to 75.0%......................................  25    20    23    36    39
  75.1% to 80.0%......................................   6     7     5    15    34
                                                       ---   ---   ---   ---   ---
                                                       100%  100%  100%  100%  100%
                                                       ===   ===   ===   ===   ===

  The following table presents the composition of the Company's loan and MBS portfolio as of the dates indicated:

                                                 DECEMBER 31,
                          ---------------------------------------------------------------
                             1993         1992         1991         1990         1989
                          -----------  -----------  -----------  -----------  -----------
                                                (IN THOUSANDS)
Residential loans:
 Single family (one to
  four units)...........  $28,764,402  $30,486,130  $29,616,179  $29,247,775  $25,162,784
 Multi-family (five
  units and over).......    7,219,708    6,543,238    5,883,615    5,639,552    5,197,542
Commercial and
 industrial real estate
 loans..................    2,012,307    2,225,226    2,540,810    2,669,243    2,772,139
Other loans.............      259,354      282,786      274,455      256,850      227,213
                          -----------  -----------  -----------  -----------  -----------
                           38,255,771   39,537,380   38,315,059   37,813,420   33,359,678
Deferred loan fees and
 interest...............      (90,959)     (97,662)     (80,618)     (61,699)     (99,295)
Unearned discounts......      (21,658)     (42,729)     (54,842)     (71,644)     (88,400)
Allowance for loan loss-
 es.....................     (438,786)    (434,114)    (303,804)    (213,339)    (105,784)
                          -----------  -----------  -----------  -----------  -----------
Loans receivable........   37,704,368   38,962,875   37,875,795   37,466,738   33,066,199
MBSs....................    6,919,997    3,915,508    4,683,742    7,468,290    6,669,926
                          -----------  -----------  -----------  -----------  -----------
                          $44,624,365  $42,878,383  $42,559,537  $44,935,028  $39,736,125
                          ===========  ===========  ===========  ===========  ===========

  Effective December 31, 1992, the Company implemented SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," which requires that the Company disclose estimated fair values for its existing on- and off-balance sheet financial instruments. The following table presents a summary comparison of the carrying values and estimated fair values of the Company's major financial instruments at December 31, 1993 and 1992:

                                           DECEMBER 31,
                          -----------------------------------------------
                                   1993                    1992              NET CHANGE (%)
                          ----------------------- ----------------------- -------------------
                           CARRYING    ESTIMATED   CARRYING    ESTIMATED  CARRYING ESTIMATED
                             VALUE    FAIR VALUE     VALUE    FAIR VALUE   VALUE   FAIR VALUE
                          ----------- ----------- ----------- ----------- -------- ----------
                                      (DOLLARS IN THOUSANDS)
MBSs....................  $ 6,919,997 $ 7,004,000 $ 3,915,508 $ 3,973,484    77%       76%
Loans receivable........   37,704,368  38,275,521  38,962,875  40,225,341    (3)       (5)
Deposits--term accounts.   22,979,939  23,095,367  24,458,960  24,510,096    (6)       (6)
Borrowings..............    8,879,345   8,849,553   4,978,583   5,144,486    78        72

ASSET/LIABILITY MANAGEMENT

  One of the Company's primary business strategies continues to be the reduction of volatility in net interest income resulting from changes in interest rates. This is accomplished by managing the repricing characteristics of its interest-earning assets and interest-bearing liabilities. (Interest rate reset provisions of both assets and liabilities, whether through contractual maturity or through contractual interest rate adjustment provisions, are commonly referred to as "repricing terms.")

  In order to manage the interest rate risk inherent in its portfolios of interest-earning assets and interest-bearing liabilities, the Company has emphasized the origination of COFI ARMs for retention in the loan and MBS portfolio. At December 31, 1993, 93.6% of the Company's $44.6 billion loan and MBS portfolio consisted of ARMs indexed to COFI, compared to 94.9% of the $42.9 billion loan and MBS portfolio at December 31, 1992. The average contractual spread above COFI on the Company's COFI ARM portfolio was 2.38% at December 31, 1993, up one basis point from 2.37% at December 31, 1992.

  Historically, the Company has maintained its cost of funds at a level below COFI. During 1993 and 1992, the Company's cost of funds was 41 basis points and 52 basis points, respectively, below the average of COFI for the respective years. At December 31, 1993, the Company's cost of funds was 44 basis points below COFI. There can be no assurance that the differential between the Company's cost of funds and COFI will remain at historical levels. In a period of rising market interest rates, the favorable differential between the Company's cost of funds and COFI could decline, which could result in compression of the Company's effective net spread.

  COFI ARMs do not immediately fully participate in current market rate movements (referred to as the "COFI lag"). The COFI lag arises because (1) COFI is determined based on the cost of all FHLB Eleventh District members' interest-bearing liabilities, some of which do not reprice immediately and (2) the Company's COFI ARMs reprice monthly based on changes in the cost of such liabilities two months earlier. The Company's basic interest rate risk management strategy includes a goal of having the combined repricing terms of its interest-bearing liabilities not differ materially from those of the FHLB Eleventh District members, in aggregate. The Company's approach to managing interest rate risk in an environment where market interest rates are believed to have the potential to rise includes the extension of repricing terms and the spreading of clustered maturities of its interest-bearing liabilities, combined with emphasis on more responsive assets, including diversification away from COFI on some interest-earning assets.

  In anticipation of potential rising interest rates, the Company initiated several programs in 1993 to extend maturities and lengthen repricing terms on borrowings through the issuance of new floating and fixed rate debt. For example, the Company, in conjunction with a tender offer, repurchased fixed rate subordinated debt due in 1996 and replaced it, in part, with lower fixed rate subordinated debt due in 2000. Assets became more responsive to interest rate changes through the sale of the fixed rate credit card portfolio and the bulk sales of nonaccrual loans, with the proceeds deployed into interest-earning assets, including LIBOR-based investments. Asset diversification included selling a portion of its COFI MBSs from the available for sale portfolio and the subsequent purchase of short term fixed rate collateralized mortgage obligations ("CMOs"). Also, a reserve was established for the lifting of certain COFI indexed interest rate swaps with notional principal balances of $555 million as a result of the faster than anticipated prepayment of the related hedged loans. The swap agreements were originally entered into to create a COFI floating rate asset from loans originated with an initial fixed interest rate. Finally, the Company continued to sell most of the 30-year fixed rate loans it originated, while certain 15-year fixed rate single family loans which it partially funded with tiered FHLB borrowings were originated to be held to maturity. For additional information regarding these and other transactions, see "Results of Operations--Net Interest Income" and "Financial Condition--Liquidity and Capital Resources."

  The following table presents the components of the Company's interest rate sensitive asset and liability portfolios by repricing periods (contractual maturity as adjusted for frequency of repricing) as of December 31, 1993:

                                                                   REPRICING PERIODS
                                                -----------------------------------------------------------
                                       PERCENT    WITHIN       MONTHS         1-5         5-10      YEARS
                            BALANCE    OF TOTAL  6 MONTHS       7-12         YEARS        YEARS    OVER 10
                          -----------  -------- ----------- ------------  ------------  ---------  --------
                                                                 (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
Investment securities--
 Cash equivalents.......  $ 2,686,184      5%   $ 2,686,184 $        --   $        --   $     --   $    --
 Other investment secu-
  rities................       11,524    --           6,019          --          5,483         22       --
 FHLB stock.............      364,392      1        364,392          --            --         --        --
                          -----------    ---    ----------- ------------  ------------  ---------  --------
Total investment securi-
 ties...................    3,062,100      6      3,056,595          --          5,483         22       --
                          -----------    ---    ----------- ------------  ------------  ---------  --------
Loans and MBSs--
 MBSs
   ARMs.................    6,126,466     13      6,126,466          --            --         --        --
   Other................      793,531      2            --       153,880       617,389     63,393   112,749
 Loans
   ARMs.................   35,645,473     75     33,765,223          --      1,726,370        --        --
   Other................    2,058,895      4        430,734       79,838       482,647    489,441   576,235
 Impact of hedging (in-
  terest rate swaps)....          --     --       1,880,250     (153,880)   (1,726,370)       --        --
                          -----------    ---    ----------- ------------  ------------  ---------  --------
Total loans and MBSs....   44,624,365     94     42,202,673       79,838     1,100,036    552,834   688,984
                          -----------    ---    ----------- ------------  ------------  ---------  --------
 Total interest-earning
  assets................  $47,686,465    100%   $45,259,268 $     79,838  $  1,105,519  $ 552,856  $688,984
                          ===========    ===    =========== ============  ============  =========  ========
INTEREST-BEARING LIABIL-
 ITIES:
Deposits--
 Checking...............  $ 2,764,660      6%   $ 2,764,660 $        --   $        --   $     --   $    --
 Passbook...............    4,481,460      9      4,481,460          --            --         --        --
 Money market savings...    7,792,594     17      7,792,594          --            --         --        --
 Term accounts--
   Under $100,000.......   22,064,001     47     12,392,712    5,799,403     3,847,992     23,869        25
   Over $100,000........      915,938      2        773,324      137,440         4,472        702       --
                          -----------    ---    ----------- ------------  ------------  ---------  --------
Total deposits..........   38,018,653     81     28,204,750    5,936,843     3,852,464     24,571        25
                          -----------    ---    ----------- ------------  ------------  ---------  --------
Borrowings--
 Repurchase agreements..    4,807,767     10      4,807,767          --            --         --        --
 FHLB advances..........    1,862,927      4      1,524,138          --        258,389     80,400       --
 Other..................    2,208,651      5      1,137,802        3,222       323,656    743,871       100
                          -----------    ---    ----------- ------------  ------------  ---------  --------
Total borrowings........    8,879,345     19      7,469,707        3,222       582,045    824,271       100
                          -----------    ---    ----------- ------------  ------------  ---------  --------
 Total interest-bearing
  liabilities...........  $46,897,998    100%   $35,674,457 $  5,940,065  $  4,434,509  $ 848,842  $    125
                          ===========    ===    =========== ============  ============  =========  ========
Hedge-adjusted interest-
 earning assets
 more/(less) than
 interest-bearing
 liabilities............  $   788,467           $ 9,584,811 $(5,860,227)  $(3,328,990)  $(295,986) $688,859
                          ===========           =========== ============  ============  =========  ========
Cumulative interest sen-
 sitivity gap...........                        $ 9,584,811 $  3,724,584  $    395,594  $  99,608  $788,467
                                                =========== ============  ============  =========  ========
Percentage of hedge-
 adjusted interest-
 earning assets to
 interest-bearing
 liabilities............       101.68%
Percentage of cumulative
 interest sensitivity
 gap to total assets....         1.55%

  The following table presents the interest rates and spreads at the end of the years indicated:

                                                        DECEMBER 31,
                                                       ---------------------
                                                       1993    1992    1991
                                                       ----    ----    -----
Average yield on:
  Loans............................................... 6.53%   7.27%    9.10%
  MBSs................................................ 6.33    6.63     8.56
     Total loans and MBSs............................. 6.50    7.22     9.04
  Investment securities:
    Federal funds sold and securities purchased under
     agreements to resell............................. 3.85    3.86     5.82
    Other investments................................. 3.71    2.58     5.31
     Total investment securities...................... 3.83    3.48     5.49
      Interest-earning assets......................... 6.33    7.09     8.96
Average rate paid on:
  Deposits:
    Checking accounts................................. 1.10    1.56     2.80
    Savings accounts.................................. 2.47    2.82     4.46
    Term accounts..................................... 3.75    4.20     5.96
     Total deposits................................... 3.14    3.60     5.38
  Borrowings:
    Short-term........................................ 3.39    3.51     4.90
    FHLB advances..................................... 4.47    4.23     8.73
    Other............................................. 8.25    9.81    10.04
     Total borrowings................................. 4.73(1) 5.99(1)  8.69(1)
      Interest-bearing liabilities.................... 3.44    3.87     5.70
Earnings spread....................................... 2.89    3.22     3.26
Effective net spread.................................. 2.95    3.21     3.27

- --------
(1) Includes the effect of miscellaneous borrowing costs of approximately 0.46%, 0.58%, and 0.64% as of December 31, 1993, 1992 and 1991,
    respectively.

  The following table presents the schedule of contractual maturities for loans and MBSs as of December 31, 1993:

                          WITHIN    1-2     2-3     3-5     5-10     10-15       YEARS
                          1 YEAR   YEARS   YEARS   YEARS   YEARS     YEARS      OVER 15
                         -------- ------- ------- ------- -------- ---------- -----------
                                                  (IN THOUSANDS)
MBSs:
  ARMs.................. $    --  $   --  $   --  $   --  $    --  $      --  $ 6,126,466
  Other.................      --      --      --      --    61,242    155,182     577,107
Residential and other
 loans:
  ARMs..................   39,487  25,013  14,290     509   17,531    427,868  33,724,957
  Other.................  259,650   1,367     709  13,554   16,442    473,659     823,911
Commercial and indus-
 trial real estate
 loans:
  ARMs..................    9,370     --   11,312   6,129   32,470     17,499   1,319,038
  Other.................      --    3,937     631  62,084    7,081      8,804     387,066
                         -------- ------- ------- ------- -------- ---------- -----------
                         $308,507 $30,317 $26,942 $82,276 $134,766 $1,083,012 $42,958,545
                         ======== ======= ======= ======= ======== ========== ===========

ASSET QUALITY

  Nonperforming Assets and Potential Problem Loans. When a borrower fails to make a required payment on a loan and does not cure the delinquency promptly, the loan is characterized as delinquent. The procedural steps necessary for foreclosure vary from state to state, but generally if the loan is not reinstated within certain periods specified by statute and no other workout arrangements satisfactory to the lender are entered into, the property securing the loan can be acquired by the lender. Although the Company generally relies on the underlying real property to satisfy foreclosed loans, in certain circumstances and when permitted by law, the Company may seek to obtain deficiency judgments against the borrowers.

  A loan is generally placed on nonaccrual status when the Company becomes aware that the borrower has entered bankruptcy proceedings and the loan is delinquent, or when the loan is past due 90 days as to either principal or interest. When a loan is placed on nonaccrual status, interest accrued but not received is reversed against interest revenue. If management determines that collectibility is in doubt, cash receipts on nonaccrual loans are used to reduce principal rather than being included in interest revenue. A nonaccrual loan may be restored to accrual basis when delinquent loan payments are collected and the loan is expected to perform according to its contractual terms. The amount of income that was contractually due but not recognized because loans were placed on nonaccrual status amounted to $70.9 million in 1993, $106.7 million in 1992 and $107.0 million in 1991.

  The Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," effective January 1, 1993. SFAS No. 114 requires the measurement of impaired loans based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price or the fair value of its collateral. The principal effect on the Company of SFAS No. 114 is the elimination of the category of loans classified as in-substance foreclosures, resulting in the reclassification of such amounts and related specific allowances for possible losses from REO to loans receivable and related provisions for losses from operations of REO to provision for loan losses. SFAS No. 114 does not apply to large groups of smaller balance homogeneous loans that are collectively evaluated for impairment. For the Company, loans collectively reviewed for impairment include all single family loans and performing multi-family and commercial and industrial real estate loans ("major loans") under $2 million, excluding loans which have entered the workout process. The adoption of SFAS No. 114 did not result in additional provisions for losses or changes in previously reported net earnings (loss) due to the Company's continuing policy of measuring loan impairment based on the fair value of the loan's collateral property, which is consistent with one of the methods prescribed in SFAS No. 114.

  The Company considers a loan to be impaired when, based upon current information and events, it believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company's impaired loans within the scope of SFAS No. 114 include nonaccrual major loans (excluding those collectively reviewed for impairment), troubled debt restructurings, and performing major loans and major loans less than 90 days delinquent in which full payment of principal or interest is not expected. The Company bases the measurement of these impaired loans on the fair value of the loans' collateral properties. Cash receipts on impaired loans not performing according to contractual terms are used to reduce principal balances. Impairment losses are included in the allowance for loan losses through a charge to provision for loan losses. Adjustments to impairment losses due to changes in the fair value of impaired loans' collateral properties are included in provision for loan losses. Upon disposition of an impaired loan, any related valuation allowance is reversed through a charge-off to the allowance for loan losses. At December 31, 1993 the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $746.5 million and the total allowance for possible losses related to such loans was $81.3 million.

  The following table presents the amounts of the Company's nonaccrual loans, REO, past due loans, troubled debt restructurings and other impaired loans as of the dates indicated:

                                              DECEMBER 31,
                            ---------------------------------------------------
                              1993         1992       1991      1990     1989
                            --------    ---------- ---------- -------- --------
                                             (IN THOUSANDS)
Nonaccrual loans..........  $780,400    $1,768,362 $1,499,473 $741,493 $438,094
REO.......................   179,862       452,971    267,604  161,795  138,022
Accruing loans contractu-
 ally past due 90 days or
 more (all single family).       --        155,864    162,532  105,892   46,060
Troubled debt
 restructurings...........   100,751        61,400    266,656  338,799  385,521
Net recorded investment of
 other impaired major
 loans....................   391,044(1)        --         --       --       --

- --------
(1) Net of related allowance for possible losses of $36.5 million.

  The following table presents nonperforming assets (nonaccrual loans and REO) and troubled debt restructurings by type as of the dates indicated:

                                               DECEMBER 31,
                                            ----------------------   INCREASE
                                              1993         1992      (DECREASE)
                                            --------    ----------  -----------
                                                (DOLLARS IN THOUSANDS)
Nonaccrual loans:
  Single family...........................  $568,550    $1,242,876  $  (674,326)
  Multi-family............................   139,157(1)    319,083     (179,926)
  Commercial and industrial real estate...    72,693(2)    206,403     (133,710)
                                            --------    ----------  -----------
                                             780,400     1,768,362     (987,962)
                                            --------    ----------  -----------
REO:
  Single family...........................    99,744       325,299     (225,555)
  Multi-family............................    50,081        63,807      (13,726)
  Commercial and industrial real estate...    30,037        63,865      (33,828)
                                            --------    ----------  -----------
                                             179,862       452,971     (273,109)
                                            --------    ----------  -----------
Total nonperforming assets:
  Single family...........................   668,294     1,568,175     (899,881)
  Multi-family............................   189,238       382,890     (193,652)
  Commercial and industrial real estate...   102,730       270,268     (167,538)
                                            --------    ----------  -----------
    Total.................................  $960,262    $2,221,333  $(1,261,071)
                                            ========    ==========  ===========
Troubled debt restructurings:
  Multi-family............................  $ 73,271    $   28,853  $    44,418
  Commercial and industrial real estate...    27,480        32,547       (5,067)
                                            --------    ----------  -----------
    Total.................................  $100,751(3) $   61,400  $    39,351
                                            ========    ==========  ===========
Ratio of nonperforming assets to total as-
 sets.....................................      1.89%         4.61%
                                            ========    ==========
Ratio of nonperforming assets and troubled
 debt restructurings
 to total assets..........................      2.09%         4.74%
                                            ========    ==========
Ratio of allowances for possible losses on
 loans and REO to nonperforming assets....     49.21%        21.24%
                                            ========    ==========

- --------
(1) Includes recorded investment of impaired multi-family loans under SFAS No. 114 totaling $127.6 million and the related allowance for possible losses of $17.7 million.

(2) Includes recorded investment of impaired commercial and industrial real estate loans under SFAS No. 114 totaling $85.7 million and the related allowance for possible losses of $23.0 million.

(3) All the Company's troubled debt restructurings are impaired under SFAS No. 114, the balance of which is net of the related allowance for possible losses of $4.2 million.

  The following table presents nonperforming assets and troubled debt restructurings by state at December 31, 1993:

                             NONPERFORMING ASSETS
              --------------------------------------------------
                                         COMMERCIAL AND
              SINGLE FAMILY MULTI-FAMILY   INDUSTRIAL            TROUBLED DEBT
               RESIDENTIAL  RESIDENTIAL   REAL ESTATE    TOTAL   RESTRUCTURINGS
              ------------- ------------ -------------- -------- --------------
                                (IN THOUSANDS)
California...   $528,484      $148,684      $ 46,101    $723,269    $ 24,442
New York.....     40,226        19,957        34,152      94,335      13,864
Florida......     33,339           --            824      34,163       5,610
Illinois.....     10,954         4,155         6,683      21,792      38,731
Texas........      7,076         4,363           133      11,572       6,892
Other........     48,215        12,079        14,837      75,131      11,212
                --------      --------      --------    --------    --------
                $668,294      $189,238      $102,730    $960,262    $100,751
                ========      ========      ========    ========    ========

  Nonperforming assets decreased $1.3 billion or 57% during 1993 primarily due to the bulk sales of single family nonaccrual loans totaling $1.3 billion and sales of REO totaling $831.3 million. Single family nonperforming assets decreased $899.9 million or 57% during 1993, primarily in the states of California ($541.8 million), New York ($120.3 million), Florida ($109.4 million), Illinois ($21.1 million), Texas($17.0 million) and Georgia ($12.2 million). Multi-family nonperforming assets decreased $193.7 million or 51% during 1993, primarily in the states of California ($87.4 million), New York ($56.5 million), Illinois ($13.2 million) and Arizona ($14.4 million). Commercial and industrial real estate nonperforming assets decreased $167.5 million or 62% during 1993 primarily in the states of California ($54.5 million), New York ($59.5 million) and Florida ($11.1 million). Troubled debt restructurings increased $39.4 million or 64% during 1993 primarily due to an increase of $38.7 million in troubled debt restructurings secured by multi-family properties in Illinois.

  Other impaired major loans at December 31, 1993 are comprised of the net recorded investment in loans from which the full payment of principal and interest is not expected, including performing loans of $278.1 million and loans delinquent less than 90 days of $112.9 million, primarily commercial and industrial real estate loans in California.

  The Company is continuing its efforts to reduce the amount of its nonperforming assets by aggressively pursuing loan delinquencies through the collection, workout and foreclosure processes and, if foreclosed, disposing rapidly of the REO. The Company's program to dispose of single family REO through its local lending offices resulted in sales of such REO of $591.8 million in 1993 compared to $289.2 million in 1992. The Company also sold $239.5 million of multi-family and commercial and industrial REO in 1993 compared to $195.2 million in 1992.

  The following table presents the amounts of loans which were 60-89 days delinquent by loan type as of the dates indicated:

                                                            DECEMBER 31,
                                                     --------------------------
                                                       1993     1992     1991
                                                     -------- -------- --------
                                                           (IN THOUSANDS)
   Loans 60-89 days delinquent:
     Single family.................................. $171,778 $217,566 $330,597
     Multi-family...................................   27,278   33,005   29,481
     Commercial and industrial real estate..........    3,706   18,132   33,209
                                                     -------- -------- --------
                                                     $202,762 $268,703 $393,287
                                                     ======== ======== ========

  Loans 60-89 days delinquent decreased $65.9 million or 25% during 1993 resulting from decreases of $45.8 million in such single family loans, $5.7 million in multi-family loans and $14.4 million in commercial and industrial real estate loans. Single family loans 60-89 days delinquent decreased in 1993 primarily in the states of California ($22.1 million), Florida ($10.1 million) and New York ($4.3 million). Multi-family loans 60-89 days delinquent decreased in 1993 primarily due to a decrease in California of $7.5 million. Commercial and industrial real estate loans 60-89 days delinquent decreased primarily in the states of New York($9.7 million) and Georgia ($4.1 million).

  Allowance for Loan Losses. Management believes the Company's allowance for loan losses was adequate at December 31, 1993. The Company's process for evaluating the adequacy of the allowance for loan losses has three basic elements: first, the identification of problem loans; second, the establishment of appropriate loan loss allowances once individual specific problem loans are identified; and third, a methodology for estimating loan losses based on the inherent risk in the rest of the loan portfolio.

  The identification of problem loans is achieved mainly through individual review of all major loans over $2 million and certain major loans under $2 million based on specific criteria such as delinquency, debt coverage, LTV ratio and location of collateral property. Loan loss allowances are established for specifically identified problem loans based on reviews of current operating financial information and the fair value of the underlying collateral property.

  The allowance for loan losses also includes estimates based upon consideration of actual loss experience of loans for the past several years by loan type, year of origination, delinquency statistics, location of collateral property and projected economic conditions and other trends. Based upon this process, consideration of the current economic environment and other factors, management determines what it considers to be an appropriate allowance for loan losses. Although the Company believes it has a sound basis for this estimation, actual charge-offs incurred in the future are highly dependent upon future events, including the economies of the areas in which the Company lends.

  Immediately upon the foreclosure of a mortgage loan, the Company obtains an appraisal of the collateral property. In the case of a single family or California multi-family loan, such appraisal generally is conducted by an appraiser employed by the Company; in the case of a commercial and industrial real estate or non-California multi-family loan, such appraisal is conducted by an independent fee appraiser and reviewed by the Company's Appraisal Quality Control Department. Based upon such appraisals, foreclosed loans are recorded at the lower of fair value or net book value.

  The following tables sets forth the allocation of the Company's allowance for loan losses by category of loans and MBSs and the percent of loans and MBSs in each category at the dates indicated:

                                                     DECEMBER 31,
                         ---------------------------------------------------------------------
                                        1993                               1992
                         ---------------------------------- ----------------------------------
                                                 PERCENT OF                         PERCENT OF
                                    PERCENT OF   ALLOWANCE             PERCENT OF   ALLOWANCE
                                   LOAN AND MBS   TO LOAN             LOAN AND MBS   TO LOAN
                                   PORTFOLIO IN   AND MBS             PORTFOLIO IN   AND MBS
                         ALLOWANCE EACH CATEGORY PORTFOLIO  ALLOWANCE EACH CATEGORY PORTFOLIO
                         --------- ------------- ---------- --------- ------------- ----------
                               (DOLLARS IN THOUSANDS)             (DOLLARS IN THOUSANDS)
Single family........... $155,516       79.5%       0.43%   $185,343       79.5%       0.54%
Multi-family............  145,097       16.1        2.00     120,946       15.0        1.86
Commercial and
 industrial
 real estate............  138,173        4.4        6.90     120,962        5.1        5.47
Credit cards............      --         --          --        6,863        0.4        4.25
                         --------      -----                --------      -----
                         $438,786      100.0%       0.97    $434,114      100.0%       1.00
                         ========      =====                ========      =====
                                                     DECEMBER 31,
                         ---------------------------------------------------------------------
                                        1991                               1990
                         ---------------------------------- ----------------------------------
                                                 PERCENT OF                         PERCENT OF
                                    PERCENT OF   ALLOWANCE             PERCENT OF   ALLOWANCE
                                   LOAN AND MBS   TO LOAN             LOAN AND MBS   TO LOAN
                                   PORTFOLIO IN   AND MBS             PORTFOLIO IN   AND MBS
                         ALLOWANCE EACH CATEGORY PORTFOLIO  ALLOWANCE EACH CATEGORY PORTFOLIO
                         --------- ------------- ---------- --------- ------------- ----------
                               (DOLLARS IN THOUSANDS)             (DOLLARS IN THOUSANDS)
Single family........... $110,366       80.1%       0.32%   $ 70,231       81.5%       0.19%
Multi-family............   78,838       13.6        1.35      62,521       12.4        1.11
Commercial and
 industrial
 real estate............  109,293        5.9        4.32      77,152        5.7        2.98
Credit cards............    5,307        0.4        3.30       3,435        0.4        2.30
                         --------      -----                --------      -----
                         $303,804      100.0%       0.71    $213,339      100.0%       0.47
                         ========      =====                ========      =====
                                 DECEMBER 31, 1989
                         ----------------------------------
                                                 PERCENT OF
                                    PERCENT OF   ALLOWANCE
                                   LOAN AND MBS   TO LOAN
                                   PORTFOLIO IN   AND MBS
                         ALLOWANCE EACH CATEGORY PORTFOLIO
                         --------- ------------- ----------
                               (DOLLARS IN THOUSANDS)
Single family........... $ 47,389       80.1%       0.15%
Multi-family............   26,875       12.8        0.53
Commercial and
 industrial
 real estate............   28,047        6.8        1.03
Credit cards............    3,473        0.3        2.58
                         --------      -----
                         $105,784      100.0%       0.27
                         ========      =====

  The following table presents the changes in the Company's allowance for loan losses and the loss experience for the years indicated:

                                      YEARS ENDED DECEMBER 31,
                          --------------------------------------------------------
                             1993          1992       1991       1990       1989
                          ----------     ---------  ---------  ---------  --------
                                       (DOLLARS IN THOUSANDS)
Balance at beginning of
 the period.............  $  434,114     $ 303,804  $ 213,339  $ 105,784  $ 66,972
Provision for loan loss-
 es.....................     574,970       367,366    195,062    215,854    89,031
Allowance for loan
 losses on loans
 purchased..............      20,365           --         --         --        --
                          ----------     ---------  ---------  ---------  --------
                           1,029,449       671,170    408,401    321,638   156,003
                          ----------     ---------  ---------  ---------  --------
Charge-offs:
  Single family.........    (469,204)     (114,086)   (46,631)   (29,207)  (23,111)
  Multi-family..........     (76,189)      (60,956)   (33,396)   (43,693)  (11,386)
  Commercial and indus-
   trial real estate....     (68,135)      (73,069)   (44,952)   (42,351)  (12,599)
  Credit cards..........     (10,207)       (7,382)    (5,243)    (3,412)   (3,123)
                          ----------     ---------  ---------  ---------  --------
                            (623,735)     (255,493)  (130,222)  (118,663)  (50,219)
  Recoveries............      33,072        18,437     25,625     10,364       --
                          ----------     ---------  ---------  ---------  --------
    Net charge-offs.....    (590,663)     (237,056)  (104,597)  (108,299)  (50,219)
                          ----------     ---------  ---------  ---------  --------
Balance at end of the
 period.................  $  438,786     $ 434,114  $ 303,804  $ 213,339  $105,784
                          ==========     =========  =========  =========  ========
Ratio of net charge-offs
 to average loans and
 MBSs outstanding during
 the periods............        1.36%(1)      0.56%      0.24%      0.25%     0.13%
                          ==========     =========  =========  =========  ========

- --------
(1) The exclusion of $378.1 million of charge-offs related to the bulk sales decreases the ratio to 0.49% for 1993.

  The increase in charge-offs in 1993 was primarily attributable to single family charge-offs of $378.1 million related to the bulk sales. Excluding the loan losses related to the bulk sales, gross charge-offs on single family loans decreased $23.0 million primarily due to declines in losses on loans located in most states, including Florida ($9.9 million) and New York ($7.1 million), partially offset by increased loan losses in California ($21.9 million).

  Gross charge-offs on multi-family loans increased $15.2 million in 1993 primarily due to increased loan losses in California ($29.7 million), partially offset by a decline in loan losses in Georgia ($12.8 million).

  Gross charge-offs on commercial and industrial real estate loans decreased $4.9 million in 1993 primarily due to declines in most states, including Illinois ($8.3 million), New Jersey ($4.3 million) and New York ($3.4 million), partially offset by increased loan losses in California ($19.2 million). The Company has not originated commercial and industrial real estate loans for several years. Consequently, the Company's commercial real estate loan portfolio is well seasoned, although it is still vulnerable to the effects of overbuilding in many areas of the country.

  It is possible that the Company's delinquent, nonaccrual and impaired loans and REO may increase and that the Company may experience additional losses with respect to its real estate loan portfolio. Although the Company has taken this possibility into consideration in establishing its allowance for possible loan losses, future events may warrant further additions to the allowance.

  REI. The Company's net book value of REI decreased to $443.7 million at December 31, 1993 from $674.3 million at December 31, 1992. The allowance for possible losses on REI increased to $341.7 million or 43.5% of gross book value of REI at December 31, 1993 from $154.7 million or 18.7% of gross REI at December 31, 1992. The following table presents the Company's REI by type and state at December 31, 1993:

                                                            ALLOWANCE
                                                    GROSS      FOR
                                                     BOOK   POSSIBLE  NET BOOK
                                                    VALUE    LOSSES    VALUE
                                                   -------- --------- --------
                                                         (IN THOUSANDS)
Residential REI:
  California...................................... $169,203 $104,197  $ 65,006
  Florida.........................................   17,062    9,976     7,086
  Maryland........................................   67,060   11,095    55,965
                                                   -------- --------  --------
                                                    253,325  125,268   128,057
                                                   -------- --------  --------
Commercial and industrial REI and undeveloped
 land:
  California......................................  523,489  207,889   315,600
  Illinois........................................    8,548    8,548        --
                                                   -------- --------  --------
                                                    532,037  216,437   315,600
                                                   -------- --------  --------
Total REI......................................... $785,362 $341,705  $443,657
                                                   ======== ========  ========

  The Company intends to continue its withdrawal from real estate development activities. Although the Company does not intend to acquire new properties, it intends to develop, hold and/or sell its current properties depending on economic conditions. In the second quarter of 1993 the Company retained Lowe Enterprises Realty Services, Inc. ("Lowe"), a real estate asset management firm, to assist in the management and disposition of most of these assets. During the third and fourth quarters of 1993 the Company approved revised business plans, mainly developed with Lowe, for most of its REI properties.

  The Company carries each of its REI properties at the lower of cost or NRV, and adjusts such values through provisions for losses recorded as additions to the allowance for possible losses on REI. NRV is the estimated selling price, less estimated costs to complete, hold and dispose of the property. In computing NRV, interest holding costs are based on the Company's cost of funds. The Company's basis for such estimates includes project business plans monitored and approved by management, market studies and other information. Although management believes the NRV of REI and the related allowance for possible losses are fairly stated, declines in NRV and additions to the allowance for possible losses could result from continued weakness in the specific project markets, changes in economic conditions and revisions to project business plans, which may reflect decisions by the Company to accelerate the disposition of the properties.

LIQUIDITY AND CAPITAL RESOURCES

  Liquidity consists of cash, cash equivalents and certain marketable securities which are not committed, pledged or required to liquidate specific liabilities. The liquidity portfolio, totaling approximately $3.4 billion at December 31, 1993, increased $1.6 billion or 87% from December 31, 1992 primarily due to a net increase of $3.9 billion in borrowings and net proceeds of $469.1 million from two issuances of Ahmanson's Preferred Stock, partially offset by a net increase in loans and MBSs of $1.7 billion and a net reduction in deposits of $1.3 billion during 1993. Regulations of the Office of Thrift Supervision ("OTS") require each savings institution to maintain, for each calendar month, an average daily balance of liquid assets equal to at least 5% of the average daily balance of its net withdrawable accounts plus short-term borrowings during the preceding calendar month. OTS regulations also require each savings institution to maintain, for each calendar month, an average daily balance of short-term liquid assets (generally those having maturities of 12 months or less) equal to at least 1% of the average daily balance of its net withdrawable accounts plus short-term borrowings during the preceding calendar month. For December 1993 the average liquidity and average short-term liquidity ratios of Home Savings were 5.33% and 5.12%, respectively.

  Sources of additional liquidity consist primarily of positive cash flows generated from operations, the collection of principal payments and prepayments on loans and MBSs, increases in deposits and borrowings and issuances of equity securities. Positive cash flows are also generated through the sale of MBSs, loans and other assets for cash. Sources of borrowings may include advances from the FHLB, commercial paper and public debt issuances, borrowings under reverse repurchase agreements, commercial bank lines of credit and, under certain conditions, direct borrowings from the Federal Reserve System. The principal sources of cash inflows during 1993 were principal payments and prepayments on loans and MBSs, proceeds from sales of loans and MBSs (including the bulk sales), proceeds from FHLB advances, short-term and other borrowings and proceeds from the sales of Ahmanson's Preferred Stock, Series C and Series D.

  Each of the Company's sources of liquidity is influenced by various uncertainties beyond the control of the Company. Scheduled loan payments are a relatively stable source of funds, while loan prepayments and deposit flows vary widely in reaction to market conditions, primarily prevailing interest rates. Asset sales are influenced by general market interest rates and other unforeseeable market conditions. The Company's ability to borrow at attractive rates is affected by its credit rating, the availability of acceptable collateral and other market conditions.

  In order to manage the uncertainty inherent in its sources of funds, the Company continually evaluates alternate sources of funds and maintains and develops diversity and flexibility in the number and character of such sources. The effect of a decline in any one source of funds generally can be offset by use of an alternate source, although potentially at a different cost to the Company. The Company's diverse geographic presence permits it to take advantage of favorable sources of funds prevailing on a region-by-region basis.

  Loans Receivable. The Company's primary use of cash is to fund internally generated mortgage loans. Gross loan originations decreased 5% to $11.6 billion for 1993 from the $12.2 billion funded in 1992. During 1993 cash of $10.3 billion was used to originate loans and $1.1 billion was used to purchase loans for investment, including $1.0 billion of single family ARMs from the RTC which were formerly held by HomeFed Bank. Gross loan originations in 1993 included $8.9 billion of ARMs with an average spread of 243 basis points above COFI and $2.7 billion of fixed rate loans. Fixed rate loans originated and designated for sale represented approximately 22% of single family loan originations in 1993. In addition, the Company began funding 15-year fixed rate single family loans with tiered FHLB advances and originated approximately $440 million of such loans in 1993, which are intended to be held to maturity. Of the total loans originated 86% were single family mortgages, with the balance on multi-family properties, and 72% were loans on properties located in California. Principal payments on loans decreased 5% to $4.7 billion in 1993 from $4.9 billion in 1992.

  During 1993 the Company sold loans totaling $3.4 billion, including loans sold in the bulk sales, net of charge-offs, and the Company's credit card portfolio totaling $131.3 million. The Company designates certain loans as available for sale, including most of its fixed rate originations. At December 31, 1993 the Company had $175.3 million of loans available for sale.

  At December 31, 1993 the Company was committed to fund mortgage loans totaling $894.6 million, including $784.4 million or 88% in ARMs. The Company expects to fund such loans from its liquidity sources. Based on current economic conditions, including the continuing recession in California and low interest rate environment, the Company anticipates that originations of mortgage loans during 1994 will not vary significantly from the $11.6 billion originated during 1993.

  MBSs. During 1993 the Company sold $904.9 million of COFI MBSs and used the proceeds to purchase $802.1 million of other MBSs, primarily short term fixed rate CMOs. The Company designates certain MBSs as available for sale, including virtually all ARM Agency MBSs and certain other MBSs. At December 31, 1993 the Company had $2.9 billion of MBSs available for sale.

  During 1993 the Company securitized $3.4 billion of ARMs into AAA rated private placement mortgage pass-through securities to increase its access to less expensive collateralized short-term borrowings. The Company has the intent and ability to hold these MBSs until maturity.

  Deposits. Savings deposits decreased $1.3 billion or 3% during 1993 reflecting a net deposit outflow of $1.7 billion and deposits sold of $1.4 billion, partially offset by deposits purchased of $1.8 billion. The net deposit outflow reflected the strong performance in the stock and bond markets which induced depositors to transfer cash from deposit accounts to equity and higher-yielding debt securities. In addition, the Company continued to reduce the interest rates it offered on deposits, while increasing its emphasis on short-term borrowings due to the more favorable interest rates on such borrowings during 1993.

  During 1993 the Company purchased deposits or branch systems from other institutions in California, New York and Texas, and sold deposits in Missouri, Ohio and Washington State, consistent with the Company's geographic market strategy. The Company intends to continue consideration of branch purchases and sales as opportunities to consolidate the Company's presence in its key strategic markets. At December 31, 1993, 58%, 21%, 10% and 11% of the Company's total deposits were in California, New York, Florida and all other states, respectively, compared to 57%, 19%, 10% and 14%, respectively, at December 31, 1992.

  Borrowings. Borrowings increased $3.9 billion or 78% during 1993 reflecting increases in short-term borrowings of $2.7 billion, FHLB advances of $1.1 billion and other borrowings of $170.9 million. In November 1993 Home Savings issued $250.0 million of 6% Subordinated Notes due November 1, 2000 to replace, in part, $327.6 million of 10 1/4% Subordinated Notes due December 5, 1996 that were retired early. In December 1993 Home Savings borrowed $400.0 million at a floating rate from the Student Loan Marketing Association, due December 20, 1995.

  Capital. Stockholders' equity increased $203.4 million or 7% during 1993 principally due to net proceeds of $469.1 million from two issuances of Ahmanson's Preferred Stock, partially offset by the net loss of $159.6 million and dividends paid to common and preferred stockholders of $138.1 million.

  In February 1993 Ahmanson issued 7.8 million depositary shares, each representing a one-tenth interest in one share of Ahmanson's 8.40% Preferred Stock, Series C and received proceeds (net of underwriting discounts, commissions and other expenses) of $188.4 million. The net proceeds were contributed to Home Savings and have increased Home Savings' capital ratios.

  In August 1993 Ahmanson issued 5.75 million depositary shares, each representing a one-tenth interest in one share of Ahmanson's 6% Cumulative Convertible Preferred Stock, Series D and received proceeds (net of underwriting discounts, commissions and other expenses) of $280.7 million. The shares are convertible into Common Stock at $24.335 per share of Common Stock, equivalent to a conversion rate of approximately 2.05465 shares of Common Stock per depositary share. Ahmanson contributed $141 million of the net proceeds to Home Savings. The balance of the net proceeds were retained by Ahmanson for general corporate purposes, including acquisitions, or may be used to make additional capital contributions to Home Savings.

  The Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective December 31, 1993. SFAS No. 115 applies to investment securities and MBSs, but not unsecuritized loans. At December 31, 1993, the Company recorded an aggregate unrealized gain on securities available for sale, due to the change in accounting for securities, of $21.5 million, net of a $16.3 million tax effect. The Company had no trading securities at December 31, 1993.

  The OTS has adopted regulations (the "Capital Regulations") that contain a three-part capital standard requiring savings institutions to maintain core capital of at least 3% of adjusted total assets, tangible capital of at least 1.5% of adjusted total assets and risk-based capital of at least 8% of risk-weighted assets. Special rules govern the ability of savings institutions to include in their capital computations supervisory goodwill and investments in subsidiaries engaged in activities not permissible for national banks, such as real estate development. In addition, effective July 1, 1994, institutions whose exposure to interest-rate risk as determined by the OTS is deemed to be above normal may be required to hold additional risk-based capital. If this interest-rate risk component had been in effect as of December 31, 1993, Home Savings believes it would not have had above-normal exposure to interest-rate risk.

  Home Savings is in compliance with the Capital Regulations. The following table shows the capital amounts and ratios of Home Savings as compared to the requirements of the Capital Regulations at December 31, 1993:

                                                     DECEMBER 31, 1993
                                              ---------------------------------
                                                                    CAPITAL
                                                HOME SAVINGS     REQUIREMENTS
                                              ----------------  ---------------
                                                   (DOLLARS IN THOUSANDS)
      Tangible capital....................... $2,477,726  4.97% $  748,494 1.50%
      Core capital...........................  2,851,973  5.72   1,496,988 3.00
      Risk-based capital.....................  3,922,172 12.59   2,493,609 8.00

  The regulatory capital requirements applicable to Home Savings will become more stringent as the amount of Home Savings' supervisory goodwill and investment in real estate development subsidiaries includable in capital is phased out through December 31, 1994 and July 1, 1996, respectively. Home Savings currently meets the requirements of the Capital Regulations assuming the present application of the full phase-out provisions. At December 31, 1993 the capital ratios computed on this more stringent, "fully phased-in" basis were 4.76% for core and tangible capital and 11.21% for risk-based capital.

  The OTS has proposed certain amendments to the Capital Regulations. The Company is unable to predict whether, or in what form, the proposed amendments to the Capital Regulations will ultimately be adopted. Accordingly, the Company is unable to predict whether Home Savings would be in compliance with any higher capital requirement resulting from such amendments.

SUBSEQUENT EVENT

  The earthquake that struck Southern California on January 17, 1994 caused damage to the real estate collateralizing some of the Company's loans. The Company's personnel are communicating with borrowers and the Company has sent lending personnel and appraisers into the damaged area to assess the extent of loss. In addition, the Company is offering a variety of loan programs to assist its borrowers in the damaged area with the restoration of their homes. Although the Company is still assessing the extent of earthquake damage and the financial effect on the Company, it expects to record a provision for possible earthquake related losses in its financial results for the first quarter of 1994.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  See the Index included on page 49 and the Financial Statements which begin on page F-2.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                        DIRECTOR
           NAME         POSITION                                    AGE  SINCE
           ----         --------                                    --- --------
   Robert H. Ahmanson   Director                                     67   1969
   William H. Ahmanson  Director                                     68   1954
   Byron Allumbaugh     Director                                     62   1987
   Richard M. Bressler  Director                                     63   1987
   Lodwrick M. Cook     Director                                     65   1986
   Bill Daniels         Director                                     73   1983
   Richard H. Deihl     Chairman of the Board                        65   1968
   Robert M. De Kruif   Vice Chairman of the Board                   75   1951
   Fredric J. Forster*  Senior Executive Vice President and          49     --
                         Chief Operating Officer
   George G. Gregory*   Director, Executive Vice President and       61   1989
                         General Counsel
   David S. Hannah      Director                                     71   1958
   George Miranda*      First Vice President and                     46     --
                         Principal Accounting Officer
   Delia M. Reyes       Director                                     52   1992
   Charles R. Rinehart* Director, President and                      47   1990
                         Chief Executive Officer
   Elizabeth Sanders    Director                                     48   1990
   Arthur W. Schmutz    Director                                     72   1993
   William D. Schulte   Director                                     61   1991
   Kevin M. Twomey*     Executive Vice President and Chief           47    --
                         Financial Officer

- --------
*Executive Officers. Messrs. Gregory and Miranda have been employed as officers of Ahmanson and/or one of its affiliate companies for more than five years.

  Robert H. Ahmanson is President of The Ahmanson Foundation. He served as Vice President of Ahmanson for more than five years prior to his retirement in 1986.

  William H. Ahmanson is a Trustee of The Ahmanson Foundation. He served as Chairman of the Board of Ahmanson for more than five years prior to his retirement in 1987.

  Mr. Allumbaugh is Chairman of the Board and Chief Executive Officer of Ralphs Grocery Company, a Los Angeles-based supermarket company. Mr. Allumbaugh also serves as a director of El Paso Natural Gas Company and Ultramar Corp.

  Mr. Bressler is a retired Chairman of the Board of El Paso Natural Gas Company, a natural resources company. Mr. Bressler also serves as a director of General Mills, Inc. and Rockwell International Corporation.

  Mr. Cook is Chairman of the Board and Chief Executive Officer of ARCO, which is engaged in the exploration, development, production and marketing of petroleum. He joined ARCO in 1956, became President and Chief Executive Officer in 1985 and was elected Chairman in 1986. Mr. Cook also serves as Chairman of the Board of ARCO Chemical Company and a director of Lockheed Corporation.

  Mr. Daniels is Chairman of Daniels Communications, Inc., a controlling partner of Daniels & Associates, a cable television brokerage and investment banking company. He is also a general partner of The Prime Network and affiliated regional cable sports networks; owner of Daniels Cablevision, Inc., a cable television company; and majority owner of Prime Ticket Network--Los Angeles.

  Mr. Deihl served as Chairman of the Board and Chief Executive Officer of Ahmanson for more than five years prior to his retirement as an executive officer in 1993. Mr. Deihl also serves as a director of ARCO.

  Mr. De Kruif served as Vice Chairman of the Board for more than five years prior to his retirement as an executive officer in 1993.

  Mr. Forster joined Ahmanson as Senior Executive Vice President in February 1993 and became Chief Operating Officer of Ahmanson in November 1993. Prior to joining Ahmanson, Mr. Forster was President of ITT Federal Bank. Mr. Forster also serves as a director of the Federal Home Loan Bank of San Francisco.

  Mr. Hannah served as Senior Vice President and Secretary of Ahmanson for more than five years prior to his retirement in 1988.

  Ms. Reyes is President and co-owner of Reyes Consulting Group, a market research firm.

  Mr. Rinehart joined Ahmanson as President in December 1989, became Chief Operating Officer of Ahmanson in March 1990 and became Chief Executive Officer of Ahmanson in November 1993. Prior to joining Ahmanson, Mr. Rinehart was President and Chief Executive Officer of AVCO Financial Services.

  Ms. Sanders is a business consultant. Prior to February 1990 she was Vice President and General Manager of the Southern California division of Nordstrom, Inc., a department store chain. Ms. Sanders also serves as a director of Karl Karcher Enterprises, Sport Chalet, Inc., The Vons Companies, Inc. and Wal-Mart Stores, Inc.

  Mr. Schmutz is a retired partner of Gibson, Dunn & Crutcher, a law firm. Mr. Schmutz also serves as a director of Ducommum Incorporated.

  Mr. Schulte is a retired Vice Chairman of KPMG Peat Marwick, a firm of independent certified public accountants. Mr. Schulte also serves as a director of Leslie's Poolmart.

  Mr. Twomey joined Ahmanson in his present capacity in June 1993. From February 1993 until joining Ahmanson, he worked in corporate finance at MacAndrews and Forbes. From July 1989 to February 1993, he was Executive Vice President, Finance, Administration and Chief Financial Officer of First Gibraltar Bank. Prior thereto, he was Group Chairman, Finance and Administration and Chief Financial Officer of Deposit Insurance Bridge Bank.

  Robert H. Ahmanson and William H. Ahmanson are brothers. No other directors or executive officers of Ahmanson are related.

  Section 16(a) of the Securities Exchange Act of 1934 requires directors and certain officers of Ahmanson and persons who own more than ten percent of a registered class of Ahmanson's equity securities to file with the Securities and Exchange Commission and any national securities exchange on which Ahmanson's equity securities are registered initial reports of ownership and reports of changes in ownership of Ahmanson Common Stock and other equity securities of Ahmanson. Officers, directors and beneficial owners of more than ten percent of Ahmanson's equity securities are required by regulations of the Securities and Exchange Commission to furnish Ahmanson with copies of all
Section 16(a) forms they file.

  To Ahmanson's knowledge, based solely upon a review of the copies of such forms furnished to Ahmanson and written representations that no other reports were required, during the fiscal year ended December 31, 1993 all Section 16(a) filing requirements applicable to its officers, directors and beneficial owners of more than ten percent of Ahmanson's equity securities were complied with by such persons.

ITEM 11. EXECUTIVE COMPENSATION

  That portion of Ahmanson's definitive Proxy Statement appearing under the caption "Executive Compensation," to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 1993 and to be used in connection with Ahmanson's Annual Meeting of Stockholders to be held on May 10, 1994 is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  That portion of Ahmanson's definitive Proxy Statement appearing under the captions "Principal Holders of Ahmanson Common Stock" and "Security Ownership of Management," to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 1993 and to be used in connection with Ahmanson's Annual Meeting of Stockholders to be held on May 10, 1994 is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  That portion of Ahmanson's definitive Proxy Statement appearing under the caption "Executive Compensation -- Certain Transactions," to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 1993 and to be used in connection with Ahmanson's Annual Meeting of Stockholders to be held on May 10, 1994 is hereby incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                   EXHIBITS*

     3.1       Certificate of Incorporation of H. F. Ahmanson & Company, as
                amended (Exhibit 3.1 to Form 10-K for year ended December 31,
                1991).
     3.2       By-Laws of H. F. Ahmanson & Company, as amended (Exhibit 3.2 to
                Amendment No. 1 to Form S-3, Registration No. 33-50731).
     3.3       Certificate of Designations dated August 12, 1988 (Exhibit 3.1.2 to Form 10-Q for quarter ended September 30, 1988).
     3.4       Certificate of Designations dated August 29, 1991 (Exhibit 4 to
                Form 10-Q for quarter ended September 30, 1991).
     3.5       Certificate of Designations dated February 9, 1993 (Exhibit 3.5 to Form 10-K for year ended December 31, 1992).
     3.6       Certificate of Designations dated July 30, 1993 (Exhibit 4.1 to
                Form 8-K for the event on July 29, 1993).
     4.1       Reference is made to Exhibits 3.1 and 3.2
     4.2       Copies of instruments defining the rights of holders of long-
                term debt of H. F. Ahmanson & Company or any of its subsidiaries are, under Item 601(b)(4)(iii)(A) of Regulation
                S-K, not required to be filed, but will be filed upon request of the Commission.
     4.3       Rights Agreement, dated July 26, 1988, between H. F. Ahmanson &
                Company and Union Bank (Exhibit 4.3 to Form 8-K dated July 26,
                1988).

  Management Contracts and Compensatory Plans and Arrangements (Exhibits 10.2.2-
10.18)

    10.2.2     H. F. Ahmanson & Company 1979 Long-Term Management Performance
                Plan as amended (Exhibit 19.1 to Form 10-Q for quarter ended
                June 30, 1985).
    10.2.3     H. F. Ahmanson & Company 1984 Stock Incentive Plan (Exhibit
                10.2.3 to Form 10-K for year ended December 31, 1984).
    10.2.3.1   Amendment to H. F. Ahmanson & Company 1984 Stock Incentive Plan
                (Exhibit 10.2.3.1 to Form 10-K for year ended December 31,
                1989).
    10.2.4     H. F. Ahmanson & Company 1993 Stock Incentive Plan.
    10.4.7     Agreement, dated May 19, 1986, between H. F. Ahmanson & Company and Robert H. Ahmanson and an amendment thereto dated June 6, 1986 (Exhibit 19.2 to Form 10-Q for quarter ended June 30,
                1986).

    10.6.1     Employment Agreement, dated March 1, 1975, between H. F.
                Ahmanson & Company and Robert M. De Kruif (Exhibit 6 to Form
                10-K for year ended December 31, 1975).
    10.6.6     Amendment to Agreement, dated September 16, 1985, between H. F.
                Ahmanson & Company and Robert M. De Kruif (Exhibit 10.6.6 to
                Form 10-K for year ended December 31, 1985).
    10.6.8     Amendment to Agreement, dated January 26, 1988, between H. F.
                Ahmanson & Company and Robert M. De Kruif (Exhibit 10.6.8 to
                Form 10-K for year ended December 31, 1987).
    10.6.9     Agreement, dated November 1, 1993, between H. F. Ahmanson &
                Company and Robert M. De Kruif.
    10.8.1     Employment Agreement, dated December 1, 1989, between H. F.
                Ahmanson & Company and Charles R. Rinehart (Exhibit 10.8.1 to
                Form 10-K for year ended December 31, 1989).
    10.9.7     H. F. Ahmanson & Company Supplemental Executive Retirement Plan,
                as amended.
    10.9.8     Executive Medical Reimbursement Plan (Exhibit 10.9.8 to Form 10-
                K for year ended December 31, 1984).
    10.9.8.1   Amendment to Executive Medical Reimbursement Plan adopted March
                24, 1987 (Exhibit 10.9.8.1 to Form 10-K for year ended December
                31, 1986).
    10.9.9     Financial Counseling Plan for Executives, as amended (Exhibit
                19.6 to Form 10-Q for quarter ended September 30, 1985).
    10.9.9.1   Amendment to Financial Counseling Plan for Executives adopted
                March 24, 1987 (reference is made to Exhibit 10.9.8.1 to Form
                10-K for year ended December 31, 1986).
    10.9.11    Outside Director Retirement Plan, as amended (Exhibit 19.2 to
                Form 10-Q for quarter ended June 30, 1991).
    10.9.18    H. F. Ahmanson & Company Retirement Plan, Sixth Compendium
                Restatement (Exhibit 10.9.18 to Form 10-K for year ended
                December 31, 1991).
    10.9.21    H. F. Ahmanson & Company Griffin Investment Account (Exhibit
                10.9.21 to Form 10-K for year ended December 31, 1989).
    10.9.21.1  First Amendment to H. F. Ahmanson & Company Griffin Investment
                Account (Exhibit 19.2 to Form 10-Q for quarter ended September
                30, 1990).
    10.9.25    H. F. Ahmanson & Company 1988 Directors' Stock Incentive Plan,
                as amended (Exhibit 10.9.25 to Form 10-K for year ended
                December 31, 1989).
    10.9.26    H. F. Ahmanson & Company Executive Short-Term Incentive Plan, as
                amended.
    10.9.27    1989 Contingent Deferred Compensation Plan of H. F. Ahmanson &
                Company (Exhibit 19.4 to Form 10-Q for quarter ended June 30,
                1991).
    10.9.28    Outside Directors' Elective Deferred Compensation Plan of H. F.
                Ahmanson & Company (Exhibit 19.5 to Form 10-Q for quarter ended
                June 30, 1991).
    10.9.29    Elective Deferred Compensation Plan of H. F. Ahmanson & Company
                (Exhibit 19.6 to Form 10-Q for quarter ended June 30, 1991).
    10.9.30    Executive Life Insurance Plan of H. F. Ahmanson & Company
                (Exhibit 10.9.30 to Form 10-K for year ended December 31,
                1989).
    10.9.31    H. F. Ahmanson & Company Supplemental Long Term Disability Plan
                (Exhibit 10.9.31 to Form 10-K for year ended December 31,
                1989).
    10.13      Amended Form of Indemnity Agreement between H. F. Ahmanson &
                Company and certain directors and officers (Exhibit 10.13 to Form 10-K for year ended December 31, 1989).
    10.13.1    Directors and executive officers with whom H. F. Ahmanson &
                Company has entered into an Indemnity Agreement.

    10.15      Form of Employment Agreement between H. F. Ahmanson & Company and certain officers (Exhibit 10.15 to Form 10-K for year ended
                December 31, 1989).
    10.16      H. F. Ahmanson & Company Executive Long-Term Incentive Plan.
    10.17      H. F. Ahmanson & Company Senior Supplemental Executive
                Retirement Plan.
    10.18      H. F. Ahmanson & Company Senior Executive Life Insurance Plan.
    21         Subsidiaries of H. F. Ahmanson & Company.
    23         Independent Auditors' Consent.

- --------
* Exhibits followed by a parenthetical reference are incorporated by reference herein from the documents described therein. Documents filed prior to May 1985 were filed by H. F. Ahmanson & Company, a California corporation, Commission File No. 1-7108.

                              FINANCIAL STATEMENTS

  See the Index included on page 49 and the Financial Statements which begin on page F-2.

                              REPORTS ON FORM 8-K

  Ahmanson did not file any Current Reports on Form 8-K with the Commission during the fourth quarter of 1993.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irwindale, State of California, on the 30th day of March 1994.

                                          H. F. AHMANSON & COMPANY

                                                   /s/  Kevin M. Twomey
                                          By___________________________________
                                                     Kevin M. Twomey
                                           Executive Vice President and Chief
                                                    Financial Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated below and on the 30th day of March 1994.

                                          /s/      Robert H. Ahmanson
                                          _____________________________________
                                                   Robert H. Ahmanson
                                                        Director

                                          /s/      William H. Ahmanson
                                          _____________________________________
                                                   William H. Ahmanson
                                                        Director

                                          /s/       Byron Allumbaugh
                                          _____________________________________
                                                    Byron Allumbaugh
                                                        Director

                                          /s/
                                          _____________________________________
                                                   Richard M. Bressler
                                                        Director

                                          /s/       Lodwrick M. Cook
                                          _____________________________________
                                                    Lodwrick M. Cook
                                                        Director

                                          /s/         Bill Daniels
                                          _____________________________________
                                                      Bill Daniels
                                                        Director

                                          /s/       Richard H. Deihl
                                          _____________________________________
                                                    Richard H. Deihl
                                                  Chairman of the Board

                                          /s/      Robert M. De Kruif
                                          _____________________________________
                                                   Robert M. De Kruif
                                                        Director

                                          /s/       George G. Gregory
                                          _____________________________________
                                                    George G. Gregory
                                                        Director

                                          /s/        David S. Hannah
                                          _____________________________________
                                                     David S. Hannah
                                                        Director

                                          /s/        Delia M. Reyes
                                          _____________________________________
                                                     Delia M. Reyes
                                                        Director

                                          /s/      Charles R. Rinehart
                                          _____________________________________
                                                   Charles R. Rinehart
                                                        Director
                                               Principal Executive Officer

                                          /s/       Elizabeth Sanders
                                          _____________________________________
                                                    Elizabeth Sanders
                                                        Director

                                          /s/       Arthur W. Schmutz
                                          _____________________________________
                                                    Arthur W. Schmutz
                                                        Director

                                          /s/      William D. Schulte
                                          _____________________________________
                                                   William D. Schulte
                                                        Director

                                          /s/        Kevin M. Twomey
                                          _____________________________________
                                                     Kevin M. Twomey
                                               Principal Financial Officer

                                          /s/        George Miranda
                                          _____________________________________
                                                     George Miranda
                                              Principal Accounting Officer

                         INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Independent Auditors' Report.............................................. F-1
H. F. Ahmanson & Company and Subsidiaries (Consolidated):
  Consolidated Statements of Financial Condition as of December 31, 1993
   and 1992............................................................... F-2
  Consolidated Statements of Operations for the years ended December 31,
   1993, 1992 and 1991.................................................... F-3
  Consolidated Statements of Stockholders' Equity for the years ended De-
   cember 31, 1993, 1992 and 1991......................................... F-4
  Consolidated Statements of Cash Flows for the years ended December 31,
   1993, 1992 and 1991.................................................... F-5
  Notes to Consolidated Financial Statements.............................. F-6

  All supplemental schedules are omitted as inapplicable or because the required information is included in the financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
H.F. Ahmanson & Company:

  We have audited the accompanying consolidated statements of financial condition of H.F. Ahmanson & Company and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1993. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of H.F. Ahmanson & Company and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1993, in conformity with generally accepted accounting principles.

  As discussed in Note 1 to the Consolidated Financial Statements, the Company changed its methods of accounting for securities in 1993 and income taxes in 1992.

                                          KPMG PEAT MARWICK

Los Angeles, California
January 25, 1994

                    H.F. AHMANSON & COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                           DECEMBER 31, 1993 AND 1992
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                     ASSETS

                                                      1993         1992
                                                   -----------  -----------
Cash and amounts due from banks..................  $   843,944  $   832,680
Securities purchased under agreements to resell..    2,637,677    1,076,800
Other short-term investments.....................       48,507       46,110
                                                   -----------  -----------
  Total cash and cash equivalents................    3,530,128    1,955,590
Other investment securities [amortized cost
 $11,186 (1993) and market value $7,302 (1992)]..       11,524        6,860
Investment in stock of Federal Home Loan Bank
 (FHLB), at cost.................................      364,392      400,113
Mortgage-backed securities (MBSs) held to matu-
 rity [market value $4,148,131 (1993) and
 $340,177 (1992)]................................    4,064,128      339,963
MBSs available for sale [amortized cost
 $2,818,401 (1993) and market value $3,633,307
 (1992)].........................................    2,855,869    3,575,545
Loans receivable less allowance for possible
 losses of $438,786 (1993) and $434,114 (1992)...   37,529,079   38,643,300
Loans available for sale [market value $175,378
 (1993) and $320,859 (1992)].....................      175,289      319,575
Accrued interest receivable......................      166,848      205,034
Real estate held for development and investment
 (REI) less allowance for possible losses of
 $341,705 (1993) and $154,743 (1992).............      443,657      674,300
Real estate owned held for sale (REO) less allow-
 ance for possible losses of $66,453 (1993) and
 $47,970 (1992)..................................      179,862      452,971
Premises and equipment...........................      673,879      686,693
Goodwill less accumulated amortization of
 $348,217 (1993) and $309,054 (1992).............      428,444      478,017
Other assets.....................................      399,403      402,546
Income taxes.....................................       48,743          --
                                                   -----------  -----------
                                                   $50,871,245  $48,140,507
                                                   ===========  ===========
                                  LIABILITIES
Deposits.........................................  $38,018,653  $39,273,192
Short-term borrowings under agreements to repur-
 chase securities sold...........................    4,807,767    2,186,262
Other short-term borrowings......................      169,854      130,000
FHLB advances and other borrowings...............    3,901,724    2,662,321
Other liabilities................................    1,024,216    1,118,058
Income taxes.....................................          --        25,030
                                                   -----------  -----------
  Total liabilities..............................   47,922,214   45,394,863
                                                   -----------  -----------

                              STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value; authorized
 10,000,000 shares:
 9.60% Series B, outstanding 3,500,000 shares;
  liquidation
  preference $175,000............................           35           35
 8.40% Series C, outstanding 780,000 shares; liq-
  uidation preference $195,000...................            8          --
 6% Cumulative Convertible Series D, outstanding
  575,000 shares; liquidation
  preference $287,500............................            6          --
Common stock, $.01 par value; authorized
 220,000,000 shares:
 Outstanding 116,879,943 shares (1993) and
  116,649,459 shares (1992) after deducting
  277,704 shares (1993) and 226,893 shares (1992)
  in treasury....................................        1,169        1,166
Additional paid-in capital.......................    1,231,831      758,115
Net unrealized gain on securities available for
 sale............................................       21,549          --
Retained earnings................................    1,697,113    1,994,885
                                                   -----------  -----------
                                                     2,951,711    2,754,201
Unearned compensation............................       (2,680)      (8,557)
                                                   -----------  -----------
    Total stockholders' equity...................    2,949,031    2,745,644
                                                   -----------  -----------
                                                   $50,871,245  $48,140,507
                                                   ===========  ===========

                 See Notes to Consolidated Financial Statments.

                    H.F. AHMANSON & COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                1993        1992        1991
                                             ----------  ----------  ----------
Interest income:
  Interest on real estate loans............  $2,623,139  $2,978,267  $3,622,465
  Interest on MBSs.........................     278,908     336,517     528,169
  Interest and dividends on investments....     101,375     114,195     236,151
                                             ----------  ----------  ----------
    Total interest income..................   3,003,422   3,428,979   4,386,785
                                             ----------  ----------  ----------
Interest expense:
  Deposits.................................   1,301,063   1,738,347   2,478,290
  Short-term borrowings....................     112,171     122,073     155,035
  FHLB advances and other borrowings.......     253,116     209,993     481,197
                                             ----------  ----------  ----------
    Total interest expense.................   1,666,350   2,070,413   3,114,522
                                             ----------  ----------  ----------
    Net interest income....................   1,337,072   1,358,566   1,272,263
Provision for loan losses..................     574,970     367,366     195,062
                                             ----------  ----------  ----------
    Net interest income after provision for
     loan losses...........................     762,102     991,200   1,077,201
                                             ----------  ----------  ----------
Other income:
  Gain on sales of MBSs....................      21,007      14,303      81,188
  Gain on sales of loans...................      80,037      62,622      20,398
  Loan servicing income....................      58,854      72,498      72,491
  Other fee income.........................     125,259     112,051      98,298
  Operations of REI........................    (229,300)    (58,359)    (72,804)
  Gain (loss) on sales of investment secu-
   rities..................................         --          (79)        832
  Other operating income...................      40,730       5,462       4,896
                                             ----------  ----------  ----------
                                                 96,587     208,498     205,299
                                             ----------  ----------  ----------
Other expenses:
  Compensation and other employee expenses.     361,004     305,935     313,603
  Occupancy expenses.......................     139,107     140,644     138,734
  Federal deposit insurance premiums and
   assessments.............................      88,403      94,454      91,755
  Other general and administrative ex-
   penses..................................     238,948     212,224     196,872
                                             ----------  ----------  ----------
    Total general and administrative ex-
     penses................................     827,462     753,257     740,964
  Operations of REO........................     212,130     129,153      37,125
  Amortization of goodwill.................      39,163      27,674      31,408
                                             ----------  ----------  ----------
                                              1,078,755     910,084     809,497
                                             ----------  ----------  ----------
Earnings (loss) before provision for income
 taxes (benefit), extraordinary loss and
 cumulative effect of accounting change....    (220,066)    289,614     473,003
Provision for income taxes (benefit).......     (82,034)    133,222     227,242
                                             ----------  ----------  ----------
Earnings (loss) before extraordinary loss
 and cumulative effect of accounting
 change....................................    (138,032)    156,392     245,761
Extraordinary loss on early extinguishment
 of debt (net of applicable income tax
 benefit of $16,300).......................     (21,607)        --          --
Cumulative effect of change in accounting
 for income taxes..........................         --       47,677         --
                                             ----------  ----------  ----------
Net earnings (loss)........................  $ (159,639) $  204,069  $  245,761
                                             ==========  ==========  ==========
Earnings (loss) per common share--primary
 and fully diluted:
  Earnings (loss) before extraordinary loss
   and cumulative effect of accounting
   change..................................  $    (1.51) $     1.19  $     2.06
  Extraordinary loss on early extinguish-
   ment of debt............................       (0.18)        --          --
  Cumulative effect of change in accounting
   for income taxes........................         --         0.41         --
                                             ----------  ----------  ----------
  Net earnings (loss)......................  $    (1.69) $     1.60  $     2.06
                                             ==========  ==========  ==========


                See Notes to Consolidated Financial Statements.

                    H.F. AHMANSON & COMPANY AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                       NET
                                                                   UNREALIZED
                                                       ADDITIONAL  GAIN (LOSS)
                                      PREFERRED COMMON  PAID-IN        ON       RETAINED     UNEARNED
                            TOTAL       STOCK   STOCK   CAPITAL    SECURITIES   EARNINGS   COMPENSATION
                          ----------  --------- ------ ----------  ----------- ----------  ------------
BALANCE, DECEMBER 31,
 1990...................  $2,342,179    $--     $1,159 $  578,435    $(1,614)  $1,770,416    $(6,217)
Net earnings............     245,761     --        --         --         --       245,761        --
Dividends on Common
 Stock ($0.88 per
 share).................    (102,056)    --        --         --         --      (102,056)       --
Dividends on Preferred
 Stock..................      (4,200)    --        --         --         --        (4,200)       --
Net change in unrealized
 loss on
 marketable equity secu-
 rities.................       1,614     --        --         --       1,614          --         --
Issuance of 3,500,000
 shares of Preferred
 Stock, Series B........     169,090      35       --     169,055        --           --         --
Restricted stock awards
 granted, net of
 cancellations..........         280     --          2      3,943        --           --      (3,665)
Unearned compensation
 amortized to expense...       3,152     --        --         --         --           --       3,152
Stock options exercised.         483     --          1        482        --           --         --
Tax benefit from
 restricted stock awards
 and stock options......          68     --        --          68        --           --         --
                          ----------    ----    ------ ----------    -------   ----------    -------
BALANCE, DECEMBER 31,
 1991...................   2,656,371      35     1,162    751,983        --     1,909,921     (6,730)
Net earnings............     204,069     --        --         --         --       204,069        --
Dividends on Common
 Stock ($0.88 per
 share).................    (102,305)    --        --         --         --      (102,305)       --
Dividends on Preferred
 Stock..................     (16,800)    --        --         --         --       (16,800)       --
Restricted stock awards
 granted, net of
 cancellations..........        (477)    --          4      4,379        --           --      (4,860)
Unearned compensation
 amortized to expense...       3,033     --        --         --         --           --       3,033
Stock options exercised.       1,164     --        --       1,164        --           --         --
Tax benefit from
 restricted stock awards
 and stock options......         589     --        --         589        --           --         --
                          ----------    ----    ------ ----------    -------   ----------    -------
BALANCE, DECEMBER 31,
 1992...................   2,745,644      35     1,166    758,115        --     1,994,885     (8,557)
Net loss................    (159,639)    --        --         --         --      (159,639)       --
Dividends on Common
 Stock ($0.88 per
 share).................    (102,804)    --        --         --         --      (102,804)       --
Dividends on Preferred
 Stock..................     (35,329)    --        --         --         --       (35,329)       --
Issuance of 780,000
 shares of Preferred
 Stock, Series C........     188,403       8       --     188,395        --           --         --
Issuance of 575,000
 shares of Cumulative
 Convertible Preferred
 Stock, Series D........     280,732       6       --     280,726        --           --         --
Unrealized gain on
 securities available
 for sale, net of tax
 effect of $16,257......      21,549     --        --         --      21,549          --         --
Restricted stock awards
 granted, net of
 cancellations..........        (323)    --        --        (622)       --           --         299
Unearned compensation
 amortized to expense...       5,578     --        --         --         --           --       5,578
Stock options exercised.       4,051     --          3      4,048        --           --         --
Tax benefits from
 restricted stock awards
 and stock options......       1,169     --        --       1,169        --           --         --
                          ----------    ----    ------ ----------    -------   ----------    -------
BALANCE, DECEMBER 31,
 1993...................  $2,949,031    $ 49    $1,169 $1,231,831    $21,549   $1,697,113    $(2,680)
                          ==========    ====    ====== ==========    =======   ==========    =======

                See Notes to Consolidated Financial Statements.

                    H.F. AHMANSON & COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                 (IN THOUSANDS)

                                            1993         1992         1991
                                        ------------  -----------  -----------
Cash flows from operating activities:
  Net earnings (loss).................. $   (159,639) $   204,069  $   245,761
  Adjustments to reconcile net earnings
   (loss) to net cash provided by (used
   in) operating activities:
    Interest capitalized on loans......      (50,625)     (80,710)    (140,693)
    Amortization of deferred loan fees
     and interest......................      (39,174)     (24,445)     (26,267)
    Provision for losses on loans and
     real estate.......................      887,957      475,078      274,971
    Depreciation and amortization......      116,402       92,400       97,149
    Decrease in income tax liabilities.      (80,173)     (67,863)     (21,615)
    Extraordinary loss on early extin-
     guishment of debt, net of taxes...       21,607          --           --
    Cumulative effect of change in
     accounting for income taxes. .....          --       (47,677)         --
    Decrease in accrued interest
     receivable........................       38,186       58,335       53,385
    FHLB stock dividends...............      (12,895)      (5,439)     (21,304)
    Cash gain on sales of loans........      (80,037)     (69,622)     (20,398)
    Cash gain on sales of MBSs.........      (21,007)     (14,303)     (94,169)
    Proceeds from sales of loans
     originated for sale...............    2,397,341    3,972,896    2,255,354
    Loans originated for sale..........   (2,156,143)  (3,543,846)  (2,720,595)
    Loans repurchased from investors...     (266,688)    (109,723)     (51,278)
    Proceeds from loan origination
     fees..............................       62,842       77,501       69,156
    Loss on sales of real estate.......       71,621       40,283        6,241
    Increase (decrease) in other
     liabilities.......................      (93,842)     (20,148)      45,778
    Other, net.........................       26,084      125,086      (62,119)
                                        ------------  -----------  -----------
      Net cash provided by (used in)
       operating activities............      661,817    1,061,872     (110,643)
                                        ------------  -----------  -----------
Cash flows from investing activities:
  Proceeds from sales of MBSs available
   for sale............................      925,952      664,494    3,543,399
  Proceeds from sales of nonperforming
   loans and credit card portfolio.....      989,199          --           --
  Principal payments on loans..........    4,691,522    4,917,298    3,830,209
  Principal payments on MBSs...........      881,894    1,083,450    1,045,983
  Loans originated for investment (net
   of refinances)......................   (8,101,619)  (7,388,142)  (5,581,330)
  Loans purchased......................   (1,062,447)      (4,362)      (3,708)
  MBSs purchased.......................     (802,135)    (698,123)     (89,985)
  Proceeds from maturities of other
   investment securities...............        1,730        2,527      132,735
  Proceeds from sales of other
   investment securities...............          --        52,254          692
  Other investment securities
   purchased...........................       (6,052)         --           --
  Net (purchases) redemption of FHLB
   stock...............................       48,616       40,190      (27,769)
  Proceeds from sales of REI...........       86,288      242,259      119,297
  Proceeds from sales of REO...........      453,318      315,970       67,030
  Additions to REI.....................      (83,650)    (283,759)    (142,086)
  Additions to premises and equipment,
   net.................................      (50,959)     (48,890)     (80,238)
  Other, net...........................        1,534      (24,745)     (15,004)
                                        ------------  -----------  -----------
      Net cash provided by (used in)
       investing activities............   (2,026,809)  (1,129,579)   2,799,225
                                        ------------  -----------  -----------
Cash flows from financing activities:
  Net decrease in deposits.............   (1,651,128)  (1,140,176)    (479,177)
  Net deposits purchased...............      396,589    1,266,242    1,018,908
  Net increase (decrease) in borrowings
   maturing in 90 days or less.........    2,530,073    1,527,419     (650,977)
  Proceeds from other borrowings.......   16,204,071      977,329       85,540
  Repayment of other borrowings........  (14,871,077)  (1,674,256)  (4,299,612)
  Net proceeds from issuance of Pre-
   ferred Stock........................      469,135          --       169,090
  Dividends to stockholders............     (138,133)    (119,105)    (106,256)
                                        ------------  -----------  -----------
      Net cash provided by (used in)
       financing activities............    2,939,530      837,453   (4,262,484)
                                        ------------  -----------  -----------
Net increase (decrease) in cash and
 cash equivalents......................    1,574,538      769,746   (1,573,902)
Cash and cash equivalents at beginning
 of year...............................    1,955,590    1,185,844    2,759,746
                                        ------------  -----------  -----------
Cash and cash equivalents at end of
 year.................................. $  3,530,128  $ 1,955,590  $ 1,185,844
                                        ============  ===========  ===========
Supplemental cash flow information:
  Interest paid on deposits............ $  1,294,170  $ 1,739,824  $ 2,486,111
  Interest paid on borrowings..........      333,306      329,697      685,742
  Income tax payments, net of (re-
   funds)..............................       (1,122)     201,085      248,857
Non-cash investing activities:
  Loans securitized into MBSs..........    3,951,920      223,870    1,619,721
  Additions to REO.....................      633,802      701,856      279,807
  Loans originated to sell REO.........      313,090      116,035       97,824

                See Notes to Consolidated Financial Statements.

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1993, 1992 AND 1991

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation and Basis of Presentation

  H.F. Ahmanson & Company ("Ahmanson") is a holding company whose principal subsidiary, Home Savings of America, FSB ("Home Savings"), is engaged in savings and loan operations. In addition, Ahmanson has other subsidiaries which are engaged primarily in related financial service activities, including residential and commercial real estate development, securities and insurance brokerage, real estate mortgage origination and loan servicing. The accompanying Consolidated Financial Statements include the accounts of Ahmanson and its subsidiaries (the "Company"). All of Ahmanson's subsidiaries are wholly-owned. All material intercompany balances and transactions have been eliminated in consolidation. Certain amounts in prior years' financial statements have been reclassified to conform to the current presentation.

 Fair Value of Financial Instruments

  Fair value estimates are based on relevant market information and information about the various financial instruments. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no active market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

  Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of certain assets and liabilities that are not considered financial instruments. Other significant assets and liabilities that are not considered financial assets or liabilities include tax assets and liabilities, premises and equipment, REI, REO and goodwill. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.

  The Company has disclosed the estimated fair value of its financial instruments in the accompanying Notes.

 Cash and Cash Equivalents

  For purposes of the Consolidated Statements of Cash Flows, cash and cash equivalents include cash and amounts due from banks, interest bearing deposits and highly liquid debt instruments purchased with a maturity of three months or less. Cash and cash equivalents are carried at cost which approximates fair value due to the short-term nature of these items and because they do not present significant credit concerns.

  Home Savings is required by the Federal Reserve System to maintain non-interest earning cash reserves against certain of its transaction accounts. At December 31, 1993 the required reserves totalled $171.1 million.

 Accounting for Securities

  The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective December 31, 1993. No restatement of prior years' financial statements were permitted. SFAS No. 115 requires classification of debt and equity securities, including MBSs, into one of three categories: held to maturity, available for sale or trading securities.

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

Securities which the Company has the intent and ability to hold to maturity are recorded at amortized cost. Securities which the Company intends to hold for indefinite periods of time are classified as available for sale and are recorded at fair value, which is based on bid prices published in financial newspapers or bid quotations received from securities dealers, with any unrealized holding gains and losses, net of the tax effect, reported as a separate component of stockholders' equity. Should an other than temporary decline in the credit quality of a security classified as held to maturity or available for sale occur, the carrying value of such security would be written down to current market value by a charge to operations. Trading securities, which are purchased principally to sell in the near term, are recorded at fair value, with any unrealized gains and losses recorded as an adjustment to earnings. At December 31, 1993 the Company recorded an aggregate unrealized gain on securities available for sale of $21.5 million, net of a $16.3 million tax effect, in stockholders' equity. The Company owned no trading securities at December 31, 1993.

  The Company's portfolio of MBSs includes conventional single family mortgage loans originated by the Company and subsequently securitized primarily through the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC") and the Government National Mortgage Association ("GNMA"), and through securitization of loans into mortgage pass-through securities. The Company also purchases collateralized mortgage obligations ("CMOs") and other MBSs.

  Interest income on MBSs, including the amortization of discounts or premiums, is recognized using the interest method over the estimated lives of the MBSs with adjustments based on prepayment experience either faster or slower than originally anticipated.

 Loans Receivable

  The Company is primarily an originator of monthly adjustable rate loans ("ARMs") for investment in its own loan portfolio. The Company designates certain loans it originates as available for sale, including most fixed rate loans. Loans available for sale are carried at the lower of aggregate cost or market value. The Company has the intent and ability to hold all other loans until maturity. Accordingly, these other loans are carried at cost, adjusted for unamortized discounts and loan fees.

  Fair values are estimated for portfolios of loans with similar individual financial characteristics. Loans are segregated by type, such as single and multi-family residential mortgages and commercial and industrial real estate mortgages. Each loan category is further segmented based on whether the loans bear fixed or adjustable rates of interest and the level of their coupon rates compared to current market rates.

  The fair value of residential mortgage loans is calculated by discounting contractual cash flows adjusted for prepayment estimates using discount rates based on secondary market sources adjusted to reflect differences in servicing and credit costs.

  The fair value of commercial and industrial real estate loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loans. The estimate of maturity is based on the Company's historical experience with payments modified, as required, by an estimate of the effect current economic and lending conditions.

  Interest income on loans, including the recognition of discounts and loan fees, is accrued based on the outstanding principal amount of loans using the interest method. A loan is generally placed on nonaccrual status when the Company becomes aware that the borrower has entered bankruptcy proceedings and the loan is delinquent, or when the loan is past due 90 days as to either principal or interest. When a loan is placed on nonaccrual status, interest accrued but not received is reversed against interest income. If the Company determines that collectibility is in doubt, cash receipts on nonaccrual loans are used to reduce principal rather than being included in interest income.

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

  The Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," effective January 1, 1993. SFAS No. 114 requires the measurement of impaired loans based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price or the fair value of its collateral. The principal effect on the Company of SFAS No. 114 is the elimination of the category of loans classified as in-substance foreclosures, resulting in the reclassification of such amounts and related specific allowances for possible losses from REO to loans receivable and related provisions for losses from operations of REO to provision for loan losses. SFAS No. 114 does not apply to large groups of smaller balance homogeneous loans that are collectively evaluated for impairment. For the Company, loans collectively reviewed for impairment include all single family loans and performing multi-family and commercial and industrial real estate loans ("major loans") under $2 million, excluding loans which have entered the workout process. The adoption of SFAS No. 114 did not result in additional provisions for losses or changes in previously reported net earnings (loss) due to the Company's continuing policy of measuring loan impairment based on the fair value of the loan's collateral property, which is consistent with one of the methods prescribed in SFAS No. 114.

  The Company considers a loan to be impaired when, based upon current information and events, it believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company's impaired loans within the scope of SFAS No. 114 include nonaccrual major loans (excluding those collectively reviewed for impairment), troubled debt restructurings, and performing major loans and major loans less than 90 days delinquent in which full payment of principal or interest is not expected. The Company bases the measurement of these impaired loans on the fair value of the loans' collateral properties. Cash receipts on impaired loans not performing according to contractual terms are used to reduce principal balances. Impairment losses are included in the allowance for loan losses through a charge to provision for loan losses. Adjustments to impairment losses due to changes in the fair value of impaired loans' collateral properties are included in provision for loan losses. Upon disposition of an impaired loan, any related valuation allowance is reversed through a charge-off to the allowance for loan losses.

 Loan Fees

  Loan fees charged to borrowers together with certain direct costs of loan origination are deferred and amortized as an adjustment to the yield (interest income) on loans over their lives using the interest method.

 Allowance for Loan Losses

  The allowance for loan losses to absorb estimated future losses is maintained by additions charged to operations as provisions for loan losses and by loan recoveries, with actual losses charged as reductions to the allowance. The Company's process for evaluating the adequacy of the allowance for loan losses has three basic elements: first, the identification of problem loans; second, the establishment of appropriate loan loss allowances once individual specific problem loans are identified; and third, a methodology for estimating loan losses based on the inherent risk in the rest of the loan portfolio.

  The identification of problem loans is achieved mainly through individual review of all major loans over $2 million and certain major loans under $2 million based on specific criteria such as delinquency, debt coverage, loan-to-value ratio and location of collateral property. Loss allowances are established for specifically identified problem loans based on reviews of current operating financial information and the fair value of the underlying collateral property.

  The allowance for loan losses also includes estimates based upon consideration of actual loss experience of loans for the past several years by loan type, year of origination, delinquency statistics, location of collateral property and projected economic conditions and other trends. Based upon this process, consideration of the current economic environment and other factors, management determines what it considers to be an appropriate allowance for loan losses. Although the Company believes it has a sound basis for this estimation, actual charge-offs incurred in the future are highly dependent upon future events, including the economies of the areas in which the Company lends.

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

 Gain on Sales of Loans and MBSs

  When loans or MBSs are sold, a gain or loss is recognized to the extent that the sales proceeds differ from the net carrying value of the loans or MBSs. In transactions that involve sales of loans or MBSs that are backed by loans originated by the Company, the Company generally continues to collect payments on the loans as they become due and otherwise to service the loans. The Company pays the purchaser a negotiated interest rate, which may be different from the interest rate that the borrower pays. The difference, if any (the "retained loan yield"), is retained by the Company and a normal servicing fee is recognized as income over the estimated life of the loan. The present value of the retained loan yield on sales of loans and MBSs is computed with highly conservative assumptions. Thus, any gain or loss recorded is determined by primarily the cash amount received, less estimated liability under credit enhancements provided by the Company, if any.

  The fair value of the retained loan yield and mortgage servicing rights on the Company's portfolio of loans serviced for investors is determined based on the estimated discounted net cash flow to be received, less the estimated cost of servicing and credit enhancement obligations. The carrying value of the Company's present value of retained loan yield approximates fair value.

  The present value of retained loan yield on loans sold is being amortized using the interest method over the estimated lives of the loans, with adjustments based on prepayment experience faster than originally anticipated.

 Accounting for Real Estate

  REI is carried at the lower of cost or net realizable value ("NRV"). NRV is the estimated selling price in the ordinary course of business less estimated costs to complete, hold and dispose of the property. In computing NRV, interest holding costs are based on the Company's cost of funds. An allowance for possible losses on REI is established or adjusted to reflect declines in NRV below the cost or net book value of the assets through a charge to operations. Improvements and holding costs (including the cost of funds invested in REI, if appropriate) are capitalized during construction.

  REO (acquired in settlement of loans) is initially recorded at the lower of cost or fair value. Fair value is the amount of cash that a property would yield in a current sale between a willing buyer and willing seller. Initial write-downs are charged to the allowance for loan losses. In addition, a reserve for possible losses on REO is established for estimated disposition costs at the time of acquisition. An additional reserve for possible losses on REO is recorded if there is a further deterioration in fair value after acquisition through a charge to operations. Operating costs are expensed as incurred.

  In April 1992 the Accounting Standards Division of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 92-3 "Accounting for Foreclosed Assets." The principal effect of SOP 92-3 is to require that REO be carried at the lower of cost or fair value minus estimated selling costs. In 1993 estimated selling costs were included in the provision for losses on REO, and in 1992 and 1991 estimated selling costs were included in the provision for loan losses.

  The recognition of gains from the sale of real estate is dependent on a number of factors relating to the nature of the property sold, the terms of the sale and the future involvement of the Company in the property sold. If a real estate transaction does not meet established financial criteria, income recognition is deferred and recognized under the installment or cost recovery method or is deferred until such time as the criteria are met.

 Premises and Equipment

  Assets are depreciated by use of various methods (primarily the straight-line method) over the estimated useful lives of the respective classes of assets. Leasehold improvements are amortized over the lesser of the

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES terms of the leases or the useful lives of the improvements. Maintenance and repairs are charged to expense in the year incurred. Material improvements are capitalized. The cost and accumulated depreciation relating to assets retired or otherwise disposed of are eliminated from the accounts, and any resulting gains or losses are credited or charged to operations.

 Goodwill

  From 1981 through 1988 Home Savings acquired savings institutions in Texas, Florida, Missouri, Illinois, Ohio and New York. The acquisitions were accounted for as purchases and, accordingly, all assets and liabilities acquired were adjusted to and recorded at their estimated fair values as of the acquisition dates. The excess of the fair value of the liabilities assumed and the cash consideration paid over the fair value of the assets acquired in connection with these acquisitions aggregated $742.8 million and has been reflected in "Goodwill" in the accompanying Consolidated Statements of Financial Condition. Of this total amount $370.6 million is being amortized straight-line over forty years, $53.6 million over twenty-five years, $164.5 million over twenty years, $37.2 million over fifteen years and $5.9 million over ten years. The balance of $111.0 million is being amortized over the estimated remaining lives of the acquired interest-earning assets. The unamortized goodwill on these acquisitions aggregated $408.2 million at December 31, 1993.

  The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation.

 Deposits

  SFAS No. 107 prescribes that the fair value of deposits with no stated maturity ("core deposits") be equal to the amount payable on demand. The fair value of term accounts is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for alternative sources of funds with comparable remaining maturities.

 Borrowings

  The fair value of borrowings is estimated based on the discounted value of contractual cash flows. The discount rates are estimated using rates currently available to the Company for borrowings with similar terms and remaining maturities.

 Interest Rate Swap Agreements

  Interest rate swap agreements are entered into as part of the Company's asset/liability management program. Interest income or expense resulting from the interest rate swaps is recorded as an adjustment to the interest income or expense of the hedged asset or liability. Gains or losses on the early termination of swaps are amortized over the remaining term of the original swap agreement when the underlying assets or liabilities still exist. Otherwise, such gains and losses are immediately expensed or recorded as income upon termination of the agreements.

 Postretirement Benefits

  The Company adopted SFAS No. 106, "Employers' Accounting for Post Retirement Benefits Other Than Pensions," effective January 1, 1993. The principal effect of SFAS No. 106 is to require accrual, during the years employees render service to earn the benefits, of the expected cost of providing the benefits to the employees, their beneficiaries and covered dependents. The Company elected to adopt SFAS No. 106 recognizing the accumulated postretirement benefit obligation (the "transition obligation"), which was approximately $16 million at January 1, 1993, over a 20-year transition period.

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

 Income Taxes

  Effective January 1, 1992 the Company adopted SFAS No. 109, "Accounting for Income Taxes," and has reported the cumulative effect of the change in the method of accounting for income taxes as an increase in 1992 net earnings in the accompanying Consolidated Statements of Operations. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in net earnings in the period that includes the enactment date.

(2) INVESTMENT SECURITIES

  The Company purchases securities under agreements to resell. At December 31, 1993 these agreements matured within 60 days.

  Securities purchased under agreements to resell averaged $2.1 billion, $2.3 billion and $3.0 billion during 1993, 1992 and 1991, respectively, and the maximum amounts outstanding at any month-end during 1993, 1992 and 1991 were $2.8 billion, $1.1 billion and $2.5 billion, respectively.

  Repurchase agreements are subject to certain risks. Although the Company employs certain procedures which it believes reduce the risks of repurchase agreements, there is no assurance that the Company would be able to obtain the purchased securities in the event that a broker-dealer fails to perform its obligations under a repurchase agreement. Amounts outstanding with individual brokers at December 31, 1993 which exceeded ten percent of stockholders' equity were:

                                                        MARKET VALUE OF THE
                                                         PLEDGED SECURITIES
                                        BOOK VALUE, ----------------------------
                               WEIGHTED  INCLUDING             OTHER
                               AVERAGE    ACCRUED            MARKETABLE  WHOLE
        SELLING PARTY          MATURITY  INTEREST     MBSS   SECURITIES  LOANS
        -------------          -------- ----------- -------- ---------- --------
                                            (DOLLARS IN THOUSANDS)
Kidder Peabody & Co...........  9 days   $944,703   $825,708  $  1,038  $133,038
Bear, Stearns & Co., Inc...... 59 days    501,673        --        --    555,590
Prudential Securities.........  3 days    400,040    298,948   105,914       --
Smith Barney H.U..............  3 days    325,032    325,059       --        --

  Other investment securities, all available for sale at December 31, 1993, are summarized as follows:

                                     DECEMBER 31, 1993                      DECEMBER 31, 1992
                          --------------------------------------- --------------------------------------
                                      GROSS      GROSS                        GROSS      GROSS
                          AMORTIZED UNREALIZED UNREALIZED MARKET  AMORTIZED UNREALIZED UNREALIZED MARKET
                            COST      GAINS      LOSSES    VALUE    COST      GAINS      LOSSES   VALUE
                          --------- ---------- ---------- ------- --------- ---------- ---------- ------
                                                          (IN THOUSANDS)
United States government
 and federal agency
 obligations............   $ 5,133     $500      $(128)   $ 5,505  $5,751      $483       $(41)   $6,193
Industrial and other
 obligations............       --       --         --         --    1,109       --         --      1,109
Marketable equity
 securities.............     6,053      --         (34)     6,019     --        --         --        --
                           -------     ----      -----    -------  ------      ----       ----    ------
                           $11,186     $500      $(162)   $11,524  $6,860      $483       $(41)   $7,302
                           =======     ====      =====    =======  ======      ====       ====    ======

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

  The contractual maturities of debt securities available for sale at December 31, 1993 are:

                                                     AMORTIZED COST MARKET VALUE
                                                     -------------- ------------
                                                           (IN THOUSANDS)
One year or less....................................     $  --         $  --
After one year through five years...................      4,947         5,483
After five years through ten years..................        186            22
After ten years.....................................        --            --
                                                         ------        ------
                                                         $5,133        $5,505
                                                         ======        ======

  The following table represents proceeds from sales of debt securities and gross realized gains and losses on such sales for the periods indicated:

                                                                 YEARS ENDED
                                                                DECEMBER 31,
                                                              ------------------
                                                              1993  1992    1991
                                                              ---- -------  ----
                                                               (IN THOUSANDS)
Proceeds from sales.......................................... $--  $42,885  $692
                                                              ==== =======  ====
Gross realized gains......................................... $--  $   261  $  2
Gross realized losses........................................  --     (594)  --

                                                              ---- -------  ----
  Net gains (losses)......................................... $--  $  (333) $  2
                                                              ==== =======  ====

  Interest and dividends on investments are summarized as follows:

                                                       YEARS ENDED DECEMBER 31,
                                                      --------------------------
                                                        1993     1992     1991
                                                      -------- -------- --------
                                                            (IN THOUSANDS)
Interest on securities purchased under agreements to
 resell.............................................  $ 74,559 $ 94,899 $192,697
Interest on other short-term and other investment
 securities.........................................    12,814    8,387   15,604
Dividends on FHLB stock.............................    13,907   10,491   26,082
Dividends on other investment securities............        95      418    1,768
                                                      -------- -------- --------
                                                      $101,375 $114,195 $236,151
                                                      ======== ======== ========

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

(3) LOANS, MBSS, SALES AND SERVICING ACTIVITIES

 Portfolio Composition

  The loan and MBS portfolio is summarized as follows:

                                                           DECEMBER 31,
                                                      ------------------------
                                                         1993         1992
                                                      -----------  -----------
                                                          (IN THOUSANDS)
  Conventional real estate mortgage loans:
    Single family (1-4 units)........................ $28,587,900  $30,165,698
    Multi-family (5 units and over)..................   7,219,708    6,543,238
    Commercial and industrial real estate............   2,012,307    2,225,226
                                                      -----------  -----------
                                                       37,819,915   38,934,162
  Other loans........................................     259,354      282,786
  Deferred loan fees and interest....................     (89,746)     (96,805)
  Unearned discounts on loans........................     (21,658)     (42,729)
  Allowance for possible loan losses.................    (438,786)    (434,114)
                                                      -----------  -----------
      Loans receivable...............................  37,529,079   38,643,300
  Loans available for sale, less deferred loan fees
   of $1,213 (1993) and $857 (1992)..................     175,289      319,575
  MBSs held to maturity, less discount of $8,078
   (1993)............................................   4,064,128      339,963
  MBSs available for sale, including premium of
   $6,013 (1992).....................................   2,855,869    3,575,545
                                                      -----------  -----------
      Total loans receivable and MBSs................ $44,624,365  $42,878,383
                                                      ===========  ===========

  As of December 31, 1993 the Company was committed to fund ARM loans amounting to $784.4 million and fixed rate mortgage loans amounting to $110.2 million. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness and the value of the underlying collateral property on a case-by-case basis. The amount of collateral obtained by the Company upon extension of credit is based on management's credit evaluation of the counterparty.

  The Company estimates the fair value of loans receivable to have been $38.276 billion and $40.225 billion at December 31, 1993 and 1992, respectively. The fair value of loans receivable has been decreased by $90 million and $82 million at December 31, 1993 and 1992, respectively, as a result of interest rate swap agreements that the Company has entered into to adjust the interest sensitivity of a portion of its loans receivable.

  The weighted average yield on the Company's loan and MBS portfolio at December 31, 1993 and 1992, computed after giving effect to amortization of deferred loan fees and interest, discounts and premiums and effect of hedging, was 6.50% and 7.22%, respectively.

  During 1993 the Company securitized a total of $3.4 billion in unpaid principal amounts of loans it originated into private placement MBSs of equal value, which the Company has the intent and ability to hold to maturity. Such MBSs increase the Company's ability to access collateralized short-term borrowings.

  During 1993 and 1992 the Company securitized various conventional single family mortgages into government agency securities of equal value. Virtually all these MBSs are designated as available for sale and can be readily sold in the secondary market. The unpaid principal amount of loans securitized into FNMA and FHLMC securities in 1993 and 1992 were $496.5 million and $223.9 million, respectively.

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

  The MBSs owned by the Company and classified as held to maturity at December 31, 1993 were as follows:

                                      DECEMBER 31, 1993                           DECEMBER 31, 1992
                         ------------------------------------------- -------------------------------------------
                                      GROSS      GROSS                            GROSS      GROSS
                         AMORTIZED  UNREALIZED UNREALIZED   MARKET   AMORTIZED  UNREALIZED UNREALIZED   MARKET
                            COST      GAINS      LOSSES     VALUE       COST      GAINS      LOSSES     VALUE
                         ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
                                                             (IN THOUSANDS)
FNMA.................... $    9,771  $   --     $  (196)  $    9,575 $      --   $   --      $ --     $      --
GNMA....................      1,838      127        --         1,965      3,200      145       --          3,345
Mortgage
 pass-through
 securities.............  3,552,588   90,200       (513)   3,642,275    128,085      --        --        128,085
CMOs....................    499,931      --      (5,615)     494,316    208,678      202      (133)      208,747
                         ----------  -------    -------   ---------- ----------  -------     -----    ----------
                         $4,064,128  $90,327    $(6,324)  $4,148,131 $  339,963  $   347     $(133)   $  340,177
                         ==========  =======    =======   ========== ==========  =======     =====    ==========

  The MBSs available for sale by the Company at December 31, 1993 and 1992 consisted of the following:

                                      DECEMBER 31, 1993                           DECEMBER 31, 1992
                         ------------------------------------------- -------------------------------------------
                                      GROSS      GROSS                            GROSS      GROSS
                         AMORTIZED  UNREALIZED UNREALIZED   MARKET   AMORTIZED  UNREALIZED UNREALIZED   MARKET
                            COST      GAINS      LOSSES     VALUE       COST      GAINS      LOSSES     VALUE
                         ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
                                                             (IN THOUSANDS)
FNMA.................... $1,848,443  $22,146    $   (41)  $1,870,548 $2,524,215  $41,124     $(547)   $2,564,792
GNMA....................     17,238    1,013        --        18,251     22,210      978       --         23,188
FHLMC...................    643,518   15,327         (4)     658,841  1,029,120   16,220       (13)    1,045,327
CMOs....................    309,202      --        (973)     308,229        --       --        --            --
                         ----------  -------    -------   ---------- ----------  -------     -----    ----------
                         $2,818,401  $38,486    $(1,018)  $2,855,869 $3,575,545  $58,322     $(560)   $3,633,307
                         ==========  =======    =======   ========== ==========  =======     =====    ==========

  The contractual maturities of all MBSs at December 31, 1993 were as follows:


                                                            MBSS AVAILABLE FOR
                                     MBSS HELD TO MATURITY         SALE
                                     --------------------- ---------------------
                                     AMORTIZED    MARKET   AMORTIZED    MARKET
                                        COST      VALUE       COST      VALUE
                                     ---------- ---------- ---------- ----------
                                                   (IN THOUSANDS)
One year or less...................  $      --  $      --  $      --  $      --
After one year through five years..         --         --         --         --
After five years through ten years.     140,395    139,364     51,300     51,472
After ten years....................   3,923,733  4,008,767  2,767,101  2,804,397
                                     ---------- ---------- ---------- ----------
                                     $4,064,128 $4,148,131 $2,818,401 $2,855,869
                                     ========== ========== ========== ==========

  In 1991 the Company began offering a loan with a fixed interest rate for five years after which the loan adjusts monthly based on the monthly cost of funds index of the Eleventh District of the FHLB ("COFI"). In conjunction with the origination of these loans and as part of the Company's asset and liability management, Home Savings has entered into a series of interest rate swap agreements that effectively cause the interest rate on these loans to change monthly during the fixed interest rate period based on COFI. The swap agreements, which are with the FHLB of San Francisco and certain national banking firms, provide mutual payment of interest on the outstanding notional amount of the swaps. The notional amounts are used to calculate the mutual interest payments and do not represent exposure to credit loss. In accordance with

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES the swap contracts, the Company pays a fixed rate of interest and receives a variable rate based on COFI. The Company addresses any credit risk associated with the variable rate payments from the counterparties by evaluating their creditworthiness and by monitoring limits and positions.

  In 1993 and 1992 interest income was decreased by $71.2 million and $26.2 million, respectively, as a result of these swap agreements. Such amount in 1993 included the establishment of a $17.8 million reserve for the lifting of interest rate swaps with a notional amount of approximately $555 million based on the faster than expected prepayment of related hedged loans.

  A summary of the activity for these interest rate swaps for the years 1993, 1992 and 1991 is as follows:

                                                    YEARS ENDED DECEMBER 31,
                                                 -------------------------------
                                                    1993        1992      1991
                                                 ----------  ---------- --------
                                                         (IN THOUSANDS)
Beginning balance............................... $1,939,450  $  923,500 $    --
New agreements..................................    145,500   1,015,950  923,500
Expired agreements..............................   (102,600)        --       --
                                                 ----------  ---------- --------
Ending balance.................................. $1,982,350  $1,939,450 $923,500
                                                 ==========  ========== ========

  The interest rate swap agreements outstanding at December 31, 1993, not giving effect to the anticipated lifting of certain swaps with a notional amount of approximately $555 million, have the following maturities:


                                       WEIGHTED AVERAGE INTEREST RATE
                                       ------------------------------------
                           NOTIONAL     FIXED RATE          VARIABLE RATE
                            AMOUNT         PAID              RECEIVED(1)
                        -------------- ---------------     ----------------
                        (IN THOUSANDS)
1994...................   $  255,980        6.13%                3.82%
1995...................      483,810        7.10                 3.82
1996...................      730,460        7.18                 3.82
1997...................      447,850        6.71                 3.82
1998...................       64,250        5.61                 3.82
                          ----------
Total..................   $1,982,350        6.87                 3.82
                          ==========

- --------
(1) COFI for November 1993.

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

 Credit Risk and Concentration

  The Company's primary lending business is to originate residential single family loans in 12 states throughout the United States, primarily in California. In addition, the Company originates loans on multi-family structures and in the past has originated loans on commercial and industrial real estate properties. Effective July 1, 1990 the Company discontinued originating residential loans secured by multi-family structures located in states other than California and in December 1988 discontinued originating new commercial and industrial real estate loans. The Company's major loans entail additional risks as compared to residential loans secured by existing single family structures. Set forth below is a table which summarizes the Company's gross mortgage portfolio and nonaccrual loans as a percentage of gross mortgage loans by state and property type at December 31, 1993:

                                                             MULTI-            COMMERCIAL AND
                         SINGLE FAMILY PROPERTIES      FAMILY PROPERTIES   INDUSTRIAL PROPERTIES         TOTAL
                         --------------------------   -------------------- --------------------- ----------------------
                              GROSS                       GROSS                 GROSS                  GROSS
                            MORTGAGE      NONACCRUAL    MORTGAGE  NONACCRUAL  MORTGAGE  NONACCRUAL  MORTGAGE   NONACCRUAL
         STATE               LOANS        LOAN RATIO     LOANS    LOAN RATIO   LOANS    LOAN RATIO    LOANS    LOAN RATIO
         -----           --------------   ----------  ----------  ---------- ---------- ---------- ----------- ----------
                                                           (DOLLARS IN THOUSANDS)
California..............  $25,839,695        1.81%    $6,303,467    1.59%    $1,403,903   1.66%    $33,547,065    1.76%
Florida.................    2,496,791        0.98         23,313     --           6,952  11.85       2,527,056    1.00
New York................    1,935,309        1.50        386,003    5.17        295,447  10.93       2,616,759    3.11
Illinois................    1,489,151        0.67        160,326    2.59         16,168  41.33       1,665,645    1.25
Texas...................      722,249        0.69         98,766    3.07         41,941   0.26         862,956    0.94
Other...................    3,162,523        1.03        290,762    4.15        247,896   3.80       3,701,181    1.46
                         -------------                ----------             ----------            -----------
                          $35,645,718        1.60     $7,262,637    1.92     $2,012,307   3.61     $44,920,662    1.74
                         =============                ==========             ==========            ===========

 Allowance for Loan Losses

  The changes in the allowance for loan losses are summarized as follows:

                                                YEARS ENDED DECEMBER 31,
                                            ----------------------------------
                                               1993        1992        1991
                                            ----------  ----------  ----------
                                                     (IN THOUSANDS)
Beginning balance.......................... $  434,114  $  303,804  $  213,339
Provision for loan losses..................    574,970     367,366     195,062
Allowance for loan losses on loans pur-
 chased....................................     20,365         --          --
Charge-offs................................   (623,735)   (255,493)   (130,222)
Recoveries.................................     33,072      18,437      25,625
                                            ----------  ----------  ----------
Ending balance............................. $  438,786  $  434,114  $  303,804
                                            ==========  ==========  ==========

 Nonaccrual Loans, Troubled Debt Restructurings and Other Impaired Loans

  The following is a summary of nonaccrual loans, troubled debt restructurings and other impaired major loans:

                                                      DECEMBER 31,
                                            ----------------------------------
                                               1993        1992        1991
                                            ----------  ----------  ----------
                                                     (IN THOUSANDS)
Nonaccrual loans........................... $  780,400  $1,768,362  $1,499,473
Troubled debt restructurings...............    100,751      61,400     266,656
Net recorded investment in other impaired
 major loans...............................    391,044         --          --
                                            ----------  ----------  ----------
    Total.................................. $1,272,195  $1,829,762  $1,766,129
                                            ==========  ==========  ==========

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

  At December 31, 1993 the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totalled $746.5 million and the total allowance for possible losses related to such loans was $81.3 million. Other impaired major loans at December 31, 1993 are comprised of the net recorded investment in loans from which the full payment of principal and interest is not expected, including performing loans of $278.1 million and loans delinquent less than 90 days of $112.9 million, primarily commercial and industrial real estate loans in California. Performing impaired major loans include two loans secured by a hotel and conference complex in San Diego, California with a recorded investment of $211.6 million and related allowances for possible losses of $10.0 million.

  Loans in nonaccrual status as of December 31, 1993, 1992 and 1991 had interest due but not recognized of approximately $65 million, $134 million and $120 million for 1993, 1992 and 1991, respectively. Net interest forgone related to troubled debt restructurings totaled $0.2 million, $0.9 million and $4.2 million in 1993, 1992 and 1991, respectively. Interest income recorded on troubled debt restructurings for 1993 was $7.7 million. The Company has no commitments to lend additional funds to borrowers whose loans were classified as troubled debt restructurings.

 Sales and Servicing Activities

  The following table represents proceeds from sales of MBSs and gross realized gains and losses on such sales for the periods indicated:

                                                      YEARS ENDED DECEMBER 31,
                                                    ----------------------------
                                                      1993     1992      1991
                                                    -------- -------- ----------
                                                           (IN THOUSANDS)
Proceeds from sales................................ $925,952 $664,494 $3,543,399
                                                    ======== ======== ==========
Gross realized gains............................... $ 21,007 $ 14,303 $   81,188
Gross realized losses..............................      --       --         --
                                                    -------- -------- ----------
    Net gains...................................... $ 21,007 $ 14,303 $   81,188
                                                    ======== ======== ==========

  The changes to the present value of retained yield on loans and MBSs sold are as follows:

                                                   YEARS ENDED DECEMBER 31,
                                                 ------------------------------
                                                   1993      1992       1991
                                                 --------  --------  ----------
                                                        (IN THOUSANDS)
Beginning balance..............................  $105,354  $135,388  $  167,211
Estimated normal amortization..................   (30,172)  (30,000)    (31,823)
Adjustments of amortization for prepayments and
 other items...................................        (2)      (34)        --
                                                 --------  --------  ----------
Ending balance.................................  $ 75,180  $105,354  $  135,388
                                                 ========  ========  ==========

  The Company sells certain loans and MBSs with different types of credit enhancement features. The unpaid principal balance of loans and MBSs sold with various credit enhancement features at December 31, 1993 and 1992 were $4.6 billion and $6.0 billion, respectively. The maximum exposure under the Company's credit enhancement obligations at December 31, 1993 was approximately $1.6 billion. Of this amount $1.4 billion is associated with $1.4 billion of loans sold to FHLMC on which the Company is obligated to absorb all losses associated with foreclosures. An additional $243 million in exposure under credit enhancement obligations relates to loans totaling $3.2 billion. Losses incurred by the Company on its credit enhancement obligations totaled $51.4 million, $28.3 million and $17.3 million in 1993, 1992 and 1991, respectively. The Company does not believe that its credit enhancement obligations subject it to material risk of loss in the future.

  At December 31, 1993, 1992 and 1991 the Company was engaged in servicing for investors $15.0 billion, $16.6 billion and $16.5 billion, respectively, in unpaid principal amount of loan participations, whole loans and mortgage pass-through securities.

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

  Set forth below is a summary by year of the components of loan servicing income:

                                                  YEARS ENDED DECEMBER 31,
                                                ------------------------------
                                                  1993      1992       1991
                                                --------  --------  ----------
                                                       (IN THOUSANDS)
Gross servicing income......................... $108,855  $126,741  $  130,076
Federal agency guarantee and other fees........  (19,829)  (24,243)    (25,762)
Estimated normal amortization of the present
 value of retained
 yield on loans sold...........................  (30,172)  (30,000)    (31,823)
                                                --------  --------  ----------
Loan servicing income.......................... $ 58,854  $ 72,498  $   72,491
                                                ========  ========  ==========

  The estimated fair value of mortgage servicing rights, including the retained loan yield, for the Company's portfolio of loans serviced for investors was $169 million, net of credit enhancement obligations of $14 million, at December 31, 1993 and $168 million, net of credit enhancement obligations of $31 million, at December 31, 1992.

(4) ACCRUED INTEREST RECEIVABLE

  Accrued interest receivable is summarized as follows:

                                                                DECEMBER 31,
                                                              -----------------
                                                                1993     1992
                                                              -------- --------
                                                               (IN THOUSANDS)
Interest on:
 Securities purchased under agreements to resell............. $  3,851 $    116
 Investment securities.......................................      159      419
 MBSs........................................................   31,317   25,539
 Loans receivable............................................  131,521  178,960
                                                              -------- --------
                                                              $166,848 $205,034
                                                              ======== ========

(5) OPERATIONS OF REAL ESTATE

 REI

  Included in other income are operations of REI, summarized as follows:

                                                   YEARS ENDED DECEMBER 31,
                                                  -----------------------------
                                                    1993       1992      1991
                                                  ---------  --------  --------
                                                        (IN THOUSANDS)
Net gain (loss) on sales......................... $  (6,777) $  9,335  $   (890)
Provision for losses.............................  (207,944)  (50,049)  (65,235)
Net operating expense............................   (14,579)  (17,645)   (6,679)
                                                  ---------  --------  --------
    Total loss................................... $(229,300) $(58,359) $(72,804)
                                                  =========  ========  ========

  The changes in the allowance for possible losses on REI are summarized as follows:

                                                     YEARS ENDED DECEMBER 31,
                                                    ----------------------------
                                                      1993      1992      1991
                                                    --------  --------  --------
                                                          (IN THOUSANDS)
Beginning balance.................................. $154,743  $136,181  $ 70,946
Provision for losses...............................  207,944    50,049    65,235
Charge-offs........................................  (20,982)  (31,487)      --
                                                    --------  --------  --------
Ending balance..................................... $341,705  $154,743  $136,181
                                                    ========  ========  ========

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

 REO

  Included in other expenses are operations of REO, summarized as follows:

                                                   YEARS ENDED DECEMBER 31,
                                                 ------------------------------
                                                   1993       1992       1991
                                                 ---------  ---------  --------
                                                        (IN THOUSANDS)
Net loss on sales............................... $ (64,844) $ (49,618) $ (5,351)
Provision for losses............................  (105,043)   (57,663)  (14,674)
Net operating expense...........................   (42,243)   (21,872)  (17,100)
                                                 ---------  ---------  --------
    Total expense............................... $(212,130) $(129,153) $(37,125)
                                                 =========  =========  ========

  The changes in allowance for possible losses on REO are summarized as follows:

                                                  YEARS ENDED DECEMBER 31,
                                                -------------------------------
                                                   1993       1992       1991
                                                ----------  ---------  --------
                                                       (IN THOUSANDS)
Beginning balance.............................. $   47,970  $  15,041  $ 10,017
Provision for losses...........................    105,043     57,663    14,674
Charge-offs....................................    (86,560)   (24,734)   (9,650)
                                                ----------  ---------  --------
Ending balance................................. $   66,453  $  47,970  $ 15,041
                                                ==========  =========  ========

(6) PREMISES AND EQUIPMENT

  Premises and equipment at cost are summarized as follows:

                                                              DECEMBER 31,
                                                          ---------------------
                                                             1993       1992
                                                          ----------  ---------
                                                             (IN THOUSANDS)
Land..................................................... $  157,276  $ 157,069
Buildings................................................    377,220    373,448
Construction in progress.................................      1,333     11,867
Furniture, fixtures and equipment........................    281,908    267,183
Leasehold improvements...................................    185,152    185,155
                                                          ----------  ---------
                                                           1,002,889    994,722
Less accumulated depreciation and amortization...........   (329,010)  (308,029)
                                                          ----------  ---------
                                                          $  673,879  $ 686,693
                                                          ==========  =========

  Total rental expense, including common area maintenance and rent escalation costs, in the Company's Consolidated Statements of Operations for the years ended December 31, 1993, 1992 and 1991 was $79.6 million, $80.8 million and $79.6 million, respectively.

  The following is a schedule by years of minimum future rentals on noncancelable operating leases, related principally to premises, as of December 31, 1993 (in thousands):

         1994............................................ $ 71,052
         1995............................................   68,474
         1996............................................   64,241
         1997............................................   59,753
         1998............................................   56,814
         Thereafter......................................  582,095
                                                          --------
                                                          $902,429
                                                          ========

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

(7) DEPOSITS

  Deposits are summarized as follows:

                             WEIGHTED                 DECEMBER 31,
                          AVERAGE RATE AT  ------------------------------------
                         DECEMBER 31, 1993       1993               1992
                         ----------------- -----------------  -----------------
                                                 (DOLLARS IN THOUSANDS)
Transaction accounts:
  Checking..............       1.10%       $ 2,764,660   7.3% $ 2,605,177   6.6%
  Passbook..............       2.48          4,481,460  11.8    4,039,711  10.3
  Money market savings..       2.46          7,792,594  20.5    8,169,344  20.8
                                           ----------- -----  ----------- -----
    Total transaction
     accounts...........                    15,038,714  39.6   14,814,232  37.7
                                           ----------- -----  ----------- -----
Term accounts:
  32-89 days............       2.42            482,378   1.3      677,480   1.7
  3 months..............       2.67          1,224,113   3.2    1,918,716   4.9
  6 months..............       3.20          7,450,343  19.6    7,930,163  20.2
  1 year................       3.79          8,253,967  21.7    8,708,277  22.2
  2 years...............       4.84          4,193,929  11.0    3,696,387   9.4
  3 years and over......       6.61            459,271   1.2      143,939   0.4
  Jumbo certificates of
   deposit..............       3.27            915,938   2.4    1,383,998   3.5
                                           ----------- -----  ----------- -----
    Total term accounts.                    22,979,939  60.4   24,458,960  62.3
                                           ----------- -----  ----------- -----
                                           $38,018,653 100.0% $39,273,192 100.0%
                                           =========== =====  =========== =====

  The aggregate amounts of term accounts by interest rate category at December 31, 1993 and 1992 consisted of the following:

                                                              DECEMBER 31,
                                                         -----------------------
                                                            1993        1992
                                                         ----------- -----------
                                                         (DOLLARS IN THOUSANDS)
Term accounts:
  2.5% or less.......................................... $   486,057 $     2,225
  2.501%--3.5%..........................................  10,726,141   8,416,011
  3.501%--4.5%..........................................   8,741,323   9,236,070
  4.501%--5.5%..........................................   2,327,724   3,877,657
  5.501%--6.5%..........................................     280,526   1,846,104
  6.501%--7.5%..........................................     160,796     466,546
  7.501%--8.5%..........................................     107,355     426,023
  8.501%--17.5%.........................................     150,017     188,324
                                                         ----------- -----------
    Total term accounts................................. $22,979,939 $24,458,960
                                                         =========== ===========

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

  The aggregate amounts of term account maturities at December 31, 1993 are as follows:

                          AMOUNT MATURING DURING THE YEARS ENDED DECEMBER 31,
                         ------------------------------------------------------
                            1994        1995      1996   THEREAFTER    TOTAL
                         ----------- ---------- -------- ---------- -----------
                                         (DOLLARS IN THOUSANDS)
Term accounts:
  2.5% or less.......... $   484,710 $    1,030 $    307  $     10  $   486,057
  2.501%--3.5%..........  10,406,706    318,694      598       143   10,726,141
  3.501%--4.5%..........   6,150,040  2,242,536  348,350       397    8,741,323
  4.501%--5.5%..........   1,573,664    332,828  238,704   182,528    2,327,724
  5.501%--6.5%..........     152,731     40,659   24,237    62,899      280,526
  6.501%--7.5%..........      93,205      9,682   33,637    24,272      160,796
  7.501%--8.5%..........      44,401     25,445   29,518     7,991      107,355
  8.501%--17.5%.........     104,161     26,300    8,775    10,781      150,017
                         ----------- ---------- --------  --------  -----------
    Total term accounts. $19,009,618 $2,997,174 $684,126  $289,021  $22,979,939
                         =========== ========== ========  ========  ===========

  The aggregate amounts of retail certificates of deposit in amounts of $100,000 or more at December 31, 1993 are summarized as follows (in thousands):

         3 months or less................................ $556,685
         Over 3 months through 6 months..................  216,639
         Over 6 months through 12 months.................  137,440
         Over 12 months..................................    5,174
                                                          --------
             Total....................................... $915,938
                                                          ========

  The estimated fair value of the Company's term accounts at December 31, 1993 and 1992 was $23.095 billion and $24.510 billion, respectively. These amounts do not include the fair value of a core deposit intangible asset as it is not a financial instrument as defined by SFAS No. 107. If this asset was considered at December 31, 1993 and 1992, the Company estimates the fair value would have been $368 million and $459 million, respectively, at those dates, which is not reflected in the accompanying Consolidated Statements of Financial Condition. The Company estimated the fair value ascribed to the core deposit intangible by estimating the cost savings from the low cost of such deposits over their estimated life and discounting the results using an incremental cost of funds rate.

  At December 31, 1993 and 1992 the weighted average interest rate on the deposits, computed without the effect of compounding interest, was 3.14% and 3.60%, respectively. All government agency deposits are secured by certain real estate loans of the Company amounting to $591 million at December 31, 1993.

  Interest expense on deposits by type of account is summarized as follows:

                                                   YEARS ENDED DECEMBER 31,
                                               --------------------------------
                                                  1993       1992       1991
                                               ---------- ---------- ----------
                                                        (IN THOUSANDS)
Checking...................................... $   34,073 $   47,960 $   66,632
Passbook and money market savings.............    323,255    409,645    483,530
Term..........................................    943,735  1,280,742  1,928,128
                                               ---------- ---------- ----------
                                               $1,301,063 $1,738,347 $2,478,290
                                               ========== ========== ==========

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

(8) SHORT-TERM BORROWINGS

  Short-term borrowings are summarized as follows:

                                               1993        1992        1991
                                            ----------  ----------  ----------
                                                 (DOLLARS IN THOUSANDS)
Agreements to repurchase securities sold:
  Balance at December 31................... $4,807,767  $2,186,262  $  527,259
  Average balance..........................  3,143,640   2,974,270   2,473,915
  Maximum amount outstanding at any month
   end.....................................  4,807,767   2,186,262   1,355,205
  Average interest rate:
    During the year........................       3.25%       3.80%       6.03%
    At December 31.........................       3.39        3.52        4.81
Federal funds purchased:
  Balance at December 31................... $  120,000  $  130,000  $  260,000
  Average balance..........................    124,644     192,932     110,027
  Maximum amount outstanding at any month
   end.....................................    130,000     143,000     260,000
  Average interest rate:
    During the year........................       3.20%       3.82%       5.30%
    At December 31.........................       3.30        3.30        5.07
Other short-term borrowings:
  Balance at December 31................... $   49,854  $      --   $      --
  Average balance..........................    188,285      41,971         --
  Maximum amount outstanding at any month
   end.....................................    590,000     300,000         --
  Average interest rate:
    During the year........................       3.32%       3.89%        --
    At December 31.........................       3.56         --          --
Accrued interest on short-term borrowings
 included in "Other liabilities"........... $   11,662  $    2,237  $      --

  The estimated fair value of short-term borrowings at December 31, 1993 and 1992 were $4.831 billion and $2.314 billion, respectively.

  Agreements to repurchase securities require that the Company repurchase the identical securities as those which were sold. At December 31, 1993 short-term borrowings under agreements to repurchase securities sold are summarized as follows:

                                                                COLLATERAL
                                    WEIGHTED -------------------------------------------------
                                    AVERAGE    FEDERAL AGENCY MBSS           OTHER MBSS
                         REPURCHASE INTEREST ------------------------ ------------------------
                         LIABILITY    RATE   BOOK VALUE* MARKET VALUE BOOK VALUE* MARKET VALUE
                         ---------- -------- ----------- ------------ ----------- ------------
                                                          (DOLLARS IN THOUSANDS)
Within 30 days.......... $2,445,999   3.39%  $1,116,420   $1,126,032  $1,399,875   $1,429,078
30-90 days..............  2,361,768   3.38    1,336,567    1,352,165   1,099,900    1,122,846
                         ----------          ----------   ----------  ----------   ----------
                         $4,807,767   3.39   $2,452,987   $2,478,197  $2,499,775   $2,551,924
                         ==========          ==========   ==========  ==========   ==========

- --------
* Book value includes accrued interest.

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

  Repurchase agreement amounts outstanding with individual brokers at December 31, 1993 which exceeded ten percent of the Company's stockholders' equity were:

                                   WEIGHTED                    COLLATERAL
                                   AVERAGE              ------------------------
         PURCHASING PARTY          MATURITY BOOK VALUE* BOOK VALUE* MARKET VALUE
         ----------------          -------- ----------- ----------- ------------
                                              (DOLLARS IN THOUSANDS)
FHLB of San Francisco............. 38 days  $2,364,884  $2,499,775   $2,551,924
Kidder Peabody & Co............... 44 days   1,737,644   1,748,319    1,767,393
J.P. Morgan....................... 21 days     324,205     318,509      321,884

- --------
* Book value includes accrued interest.

(9) FHLB ADVANCES AND OTHER BORROWINGS

  These borrowings are summarized as follows:

                                                              DECEMBER 31,
                                                          ---------------------
                                                             1993       1992
                                                          ---------- ----------
                                                               (DOLLARS IN
                                                               THOUSANDS)
FHLB advances with a weighted average interest rate
 3.93% (1993) and of 4.02% (1992), net of unamortized
 discount of $123 (1993) and $537 (1992)................  $1,862,927 $  794,463
Note payable to Student Loan Marketing Association with
 a floating rate equal to six basis points below three
 month LIBOR (3.23% effective rate at
 December 31, 1993) due December 20, 1995...............     400,000        --
Note payable to regulatory agencies with a contract
 interest rate equal to COFI (3.82% contract interest
 rate and 5.10% effective interest rate at December 31,
 1993 and 4.51% contract interest rate and 6.35%
 effective interest rate at December 31, 1992),
 net of unamortized discount of $3,347 (1993) and
 $9,130 (1992)..........................................     276,653    340,870
Note payable to regulatory agencies with a contract in-
 terest rate equal to the cost of certain short-term li-
 abilities of the Fifth District of the FHLB, plus 1/4%
 (3.49% contract interest rate and 5.49% effective
 interest rate at December 31, 1993 and 3.47% contract
 interest rate and 5.45% effective interest rate at
 December 31, 1992), net of unamortized discount of
 $2,893 (1993) and $4,985 (1992)........................      97,107    115,015
Subordinated notes payable to FDIC with a contract
 interest rate based on the average equivalent coupon-
 issue yield on the U.S. Treasury's 52-week bills
 (3.86% contract interest rate at December 31,
 1993 and 3.73% at December 31, 1992)...................     115,000    115,000
Senior notes with a contract interest rate of 8.25% and
 effective interest rate of 8.45%, due October 1, 2002,
 net of unamortized discount of $3,040 (1993) and $3,265
 (1992).................................................     246,960    246,735
Subordinated notes with a weighted average contract in-
 terest rate of 8.66% and an effective average interest
 rate of 8.85% at December 31, 1993, and a weighted
 average contract interest rate of 9.90% and an
 effective average interest rate of 10.10% at
 December 31, 1992, net of unamortized discount of
 $6,527 (1993) and $7,233 (1992)........................     865,988    942,767
Other, net of unamortized discount of $136 (1993) and
 $218 (1992)............................................      37,089    107,471
                                                          ---------- ----------
  Total FHLB advances and other borrowings..............  $3,901,724 $2,662,321
                                                          ========== ==========

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

  At December 31, 1993 and 1992 the estimated fair value of the Company's FHLB advances and other borrowings were $4.019 billion and $2.830 billion, respectively.

  At December 31, 1993 the Company had an outstanding and unused line of credit totaling $100.0 million with the Federal Reserve Bank to cover overdrafts.

  The FHLB advances are secured by the stock of the FHLB and certain real estate loans and MBSs of the Company amounting to $4.3 billion at December 31, 1993 and $4.4 billion at December 31, 1992. All FHLB advances at December 31, 1993 had prepayment penalty provisions.

  The notes payable to regulatory agencies were issued in connection with acquisitions in New York and Ohio and are secured by assets (certain real estate loans of the Company) amounting to $407 million and $161 million, respectively, at December 31, 1993. The discounts on the notes are being amortized to interest expense using the interest method based upon the original contract rate of the notes. This method results in an effective interest rate that will vary with changes in COFI and changes in the cost of certain short-term liabilities of the Fifth District of the FHLB.

  In November 1993 Home Savings issued $250 million of 6% Subordinated Notes due November 1, 2000 at a public offering price of 99.718%. The Subordinated Notes are not redeemable prior to maturity. The discount is being amortized to interest expense over the term of the notes using the interest method.

  In October 1993 Home Savings purchased $327.6 million of its 10 1/4% Subordinated Notes due December 5, 1996 resulting in a net extraordinary loss of $21.6 million on the early extinguishment of debt.

  The aggregate amounts of principal maturities for all borrowings, excluding unamortized discounts, at December 31, 1993 are (dollars in thousands):

            1994...................... $1,574,281  40.2%
            1995......................    883,075  22.5
            1996......................    122,561   3.1
            1997......................    312,152   8.0
            1998......................     94,144   2.4
            Thereafter................    931,577  23.8
                                       ---------- -----
                                       $3,917,790 100.0%
                                       ========== =====

(10) INCOME TAXES

  Home Savings has met certain requirements of the Internal Revenue Code which permit a bad debt deduction (unrelated to the amount of losses actually anticipated and charged to earnings) based on a percentage of taxable income before such deduction (currently 8%). For taxable years prior to 1987 Home Savings computed its tax bad debt deduction under the percentage of taxable income method. In subsequent years, the deduction was computed based upon the experience method as it resulted in the deduction of an amount in excess of that permitted under the percentage of taxable income method. The consolidated financial statements at December 31, 1993 do not include a contingent tax liability of $237 million related to the base year reserve amounts as these reserves are not expected to reverse until indefinite future periods or may never reverse. Circumstances that would require an accrual of a portion or all of this unrecorded tax liability are a reduction in loan levels relative to the end of 1987, failure to meet the tax definition of a savings institution, dividend payments in excess of both current year and accumulated tax earnings and profits, or other distributions in dissolution, liquidation or redemption of stock.

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

  The Company adopted SFAS No. 109 effective January 1, 1992 on a prospective basis. The principal effect on the Company of SFAS No. 109 is to allow a tax benefit for cumulative book loss reserves in excess of tax reserves accumulated after December 31, 1987. The cumulative effect of this accounting change amounted to a reduction of financial statement tax liability and an increase in 1992 net earnings of $47.7 million ($0.41 per common share). Excluding the cumulative effect of the accounting change, the effect of adopting SFAS No. 109 was to decrease the provision for income tax expense and increase net earnings by approximately $39 million ($0.33 per common share) in 1992.

  The provision for income taxes (benefit) consists of:

                                                    YEARS ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1993      1992      1991
                                                   --------  --------  --------
                                                         (IN THOUSANDS)
Current:
  Federal......................................... $(39,691) $175,459  $207,125
  State and local.................................   (4,598)   23,433    78,489
                                                   --------  --------  --------
                                                    (44,289)  198,892   285,614
                                                   --------  --------  --------
Deferred:
  Federal.........................................  (22,718)  (71,558)  (45,357)
  State and local.................................  (15,027)    5,888   (13,015)
                                                   --------  --------  --------
                                                    (37,745)  (65,670)  (58,372)
                                                   --------  --------  --------
                                                   $(82,034) $133,222  $227,242
                                                   ========  ========  ========

  Not included in the provision for income tax benefit for 1993 shown above are the tax benefit of $16.3 million on the extraordinary loss on early extinguishment of debt and taxes of $16.3 million on the aggregate unrealized gain on securities available for sale included in stockholders' equity.

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1993 and 1992 were as follows:

                                                             DECEMBER 31,
                                                          --------------------
                                                            1993       1992
                                                          ---------  ---------
                                                            (IN THOUSANDS)
Deferred tax assets:
  Provision for losses on loans and REO.................. $(148,224) $(133,271)
  Provision for losses on REI............................  (124,113)   (54,625)
  Delinquent accrued interest............................   (19,307)   (29,899)
  State and local taxes..................................   (13,133)   (24,208)
  Purchase accounting differences........................   (13,958)   (13,686)
  Compensation differences...............................   (14,172)   (12,222)
                                                          ---------  ---------
    Total deferred tax assets............................  (332,907)  (267,911)
                                                          ---------  ---------
Deferred tax liabilities:
  Loan fee income........................................   114,631    129,044
  FHLB stock dividends...................................    88,772     81,887
  Gains on loan sales....................................    38,966     23,226
  Capitalized real estate development costs..............    26,451     22,021
  Accrued interest on tax settlements....................     8,474     12,270
  Basis difference on premises and equipment.............     2,579      2,961
  Recurring liabilities..................................    21,436        --
  Unrealized gain on securities..........................    16,257        --
  Other..................................................      (829)       589
                                                          ---------  ---------
    Total deferred tax liabilities.......................   316,737    271,998
                                                          ---------  ---------
    Net deferred tax (asset) liability................... $ (16,170) $   4,087
                                                          =========  =========

  There was no valuation allowance for deferred taxes as of January 1, 1992, and no allowance was added during the years ended December 31, 1993 and 1992 because the Company expects to realize its deferred tax assets through loss carrybacks.

  During 1992 and 1991 Home Savings utilized net operating loss carryforwards of $16.8 million and $26.9 million, respectively, and recorded the tax benefits as a reduction of goodwill. There were no adjustments to goodwill for net operating losses in 1993.

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

  Income taxes (benefit) in the accompanying Consolidated Financial Statements have been provided at effective tax (benefit) rates of (37.3)% (1993), 46.0%
(1992) and 48.0% (1991). These rates differ from statutory Federal income tax rates. The differences were as follows:

                                       YEARS ENDED DECEMBER 31,
                              -------------------------------------------------
                                   1993             1992             1991
                              ---------------   --------------  ---------------
                                        (DOLLARS IN THOUSANDS)
Taxes (benefit) at statutory
 rate.......................  $(77,023) (35.0)% $ 98,469  34.0% $160,822   34.0%
Increases (reductions) in
 taxes resulting from:
  Bad debt deduction........       --     --         --    --    (56,946) (12.0)
  Provision for losses on
   loans and REO............       --     --         --    --     71,934   15.2
  State income tax
   (benefit), net of Federal
   income tax benefit.......    (5,829)  (2.7)    26,613   9.2    40,516    8.6
  Tax basis adjustments for
   assets and liabilities of
   associations and
   companies acquired.......     1,753    0.8      9,408   3.2    12,032    2.5
  Increase (reduction) of
   liabilities from prior
   periods..................     1,237    0.6       (918) (0.3)      449    0.1
  Other.....................    (2,172)  (1.0)      (350) (0.1)   (1,565)  (0.4)
                              --------  -----   --------  ----  --------  -----
  Provision for income taxes
   (benefit)................  $(82,034) (37.3)% $133,222  46.0% $227,242   48.0%
                              ========  =====   ========  ====  ========  =====

  For years prior to the adoption of SFAS No. 109, the federal bad debt deduction and provision for loan losses were permanent differences which affected the effective tax rate. With the 1992 adoption of SFAS No. 109, these items are elements of the deferred liability and do not result in differences to the effective tax rate.

(11) CONTINGENT LIABILITIES

  The Company is involved in litigation and may be subject to claims arising in the normal course of business. In the opinion of management the amount of ultimate liability with respect to these matters in the aggregate will not have a material adverse effect on the Company.

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

(12) EARNINGS PER COMMON SHARE AND STOCKHOLDER RIGHTS

  Common stock equivalents identified by the Company in determining its earnings per common share are stock options, restricted stock awards, stock appreciation rights and the 6% Cumulative Convertible Preferred Stock, Series D which is convertible into Common Stock at $24.335 per share of Common Stock. The following is a summary of the calculation of earnings per common share:

                                               YEARS ENDED DECEMBER 31,
                                          -------------------------------------
                                             1993         1992         1991
                                          -----------  -----------  -----------
                                           (DOLLARS IN THOUSANDS, EXCEPT PER
                                                      SHARE DATA)
Earnings (loss) before extraordinary
 loss and cumulative effect of
 accounting change......................  $  (138,032) $   156,392  $   245,761
 Less accumulated dividends on preferred
  stock.................................      (38,131)     (16,800)      (5,600)
                                          -----------  -----------  -----------
Earnings (loss) attributable to common
 shares before extraordinary loss and
 cumulative effect of accounting change.     (176,163)     139,592      240,161
 Extraordinary loss on early
  extinguishment of debt................      (21,607)         --           --
 Cumulative effect of change in account-
  ing for income taxes..................          --        47,677          --
                                          -----------  -----------  -----------
    Net earnings (loss) attributable to
     common shares......................  $  (197,770) $   187,269  $   240,161
                                          ===========  ===========  ===========
Primary earnings (loss) per common
 share:
 Weighted average number of common
  shares outstanding....................  116,786,369  116,659,602  116,230,723
 Dilutive effect of outstanding common
  stock equivalents.....................          --       255,740      463,572
                                          -----------  -----------  -----------
 Weighted average number of common
  shares as adjusted for
  calculation of primary earnings (loss)
  per share.............................  116,786,369  116,915,342  116,694,295
                                          ===========  ===========  ===========
 Primary earnings (loss) per common
  share before extraordinary loss and
  cumulative effect of accounting
  change................................  $     (1.51) $      1.19  $      2.06
 Extraordinary loss on early
  extinguishment of debt................        (0.18)         --           --
 Cumulative effect of change in
  accounting for income taxes...........          --          0.41          --
                                          -----------  -----------  -----------
    Primary earnings (loss) per common
     share..............................  $     (1.69) $      1.60  $      2.06
                                          ===========  ===========  ===========
Fully diluted earnings (loss) per common
 share:
 Weighted average number of common
  shares outstanding....................  116,786,369  116,659,602  116,229,523
 Dilutive effect of outstanding common
  equivalents...........................          --       540,209      505,107
                                          -----------  -----------  -----------
 Weighted average number of common
  shares as adjusted for calculation of
  fully diluted earnings (loss) per
  share.................................  116,786,369  117,199,811  116,734,630
                                          ===========  ===========  ===========
 Fully diluted earnings (loss) per
  common shares before extraordinary loss
  and cumulative effect of accounting
  change................................  $     (1.51) $      1.19  $      2.06
 Extraordinary loss on early
  extinguishment of debt................        (0.18)         --           --
 Cumulative effect of change in
  accounting for income taxes...........          --          0.41          --
                                          -----------  -----------  -----------
    Fully diluted earnings (loss) per
     common share.......................  $     (1.69) $      1.60  $      2.06
                                          ===========  ===========  ===========

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

  The Company has a stockholder rights plan under which the Company distributed one common stock purchase right (a "Primary Right") and one preferred stock purchase right (a "Secondary Right") for each share of common stock outstanding. If any person becomes the beneficial owner of 15% or more of the Company's outstanding common shares without first complying with a specified procedure designed to provide fair treatment to all the Company stockholders, then each Primary Right will entitle the holder (other than the 15% stockholder) to purchase common shares at 20% of the then-market price of such shares. The total number of common shares that may be purchased upon the exercise of all Primary Rights is equal to 50% of the number of common shares outstanding when the Primary Rights become exercisable.

  Upon the occurrence of certain events that could result in the ownership of 25% or more of the outstanding common shares by any person, each Secondary Right will entitle the holder (other than the 25% stockholder) to purchase, at the then-current Secondary Right exercise price, a hundredth of a share of a newly-issued series of preferred stock, which one-hundredth share is designed to have a value approximately equal to the value of one common share. If any person becomes a 25% stockholder, each previously unexercised Secondary Right will entitle the holder (other than the 25% stockholder) to purchase common stock having a market value equal to two times the then-current Secondary Right exercise price.

(13) REGULATORY CAPITAL AND DIVIDENDS

  The Office of Thrift Supervision ("OTS") has adopted regulations ("Capital Regulations") that contain a capital standard for savings institutions. Home Savings is in compliance with the Capital Regulations at December 31, 1993.

  The payment of dividends is subject to certain Federal income tax consequences. Specifically, Home Savings is capable of paying dividends to Ahmanson in any year without incurring tax liability only if such dividends do not exceed both the tax basis current year earnings and profits and accumulated tax earnings and profits as of the beginning of the year.

  Thirty days' prior notice to the OTS of the intent to declare dividends is required for the declaration of such dividends by Home Savings. The OTS issued a regulation in 1990 which generally allows a savings institution which meets its fully phased-in capital requirements to distribute without OTS approval dividends up to 100% of the institution's net income during a calendar year plus the amount that would reduce the institution's "surplus capital ratio" (the excess over its fully phased-in capital requirement) to one-half of its surplus capital ratio at the beginning of the calendar year. At January 1, 1994 Home Savings could have paid dividends of approximately $491.8 million under the most restrictive of the foregoing limits without OTS approval. However, the OTS has the authority to preclude the declaration of any dividends or adopt more stringent amendments to the Capital Regulations.

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

(14) EMPLOYEE BENEFIT PLANS

 Pension and Savings Plans

  The Company has a trusteed, noncontributory pension plan (the "Plan") covering eligible employees over 21 years of age who meet minimum service requirements. The benefits are generally based on years of service and the employee's average earnings in the last 10 years of employment. Benefits under the Plan are reduced by a specified percentage of the employee's primary Social Security benefits.

  The following table sets forth the Plan's funded status and liabilities accrued in the Company's Consolidated Statements of Financial Condition at December 31, 1993 and 1992:

                                                    DECEMBER 31,
                                                  ------------------
                                                    1993      1992
                                                  --------  --------
                                                   (IN THOUSANDS)
Actuarial present value of benefit obligations:
  Vested accumulated benefits.................... $172,378  $135,990
  Nonvested accumulated benefits.................    8,310     5,834
                                                  --------  --------
    Total accumulated benefits................... $180,688  $141,824
                                                  ========  ========
  Projected benefit obligation for service ren-
   dered to date................................. $199,903  $162,051
Plan assets at fair value; primarily listed
 common stocks,
 U.S. Government obligations and corporate bonds
 and debentures..................................  186,223   162,130
                                                  --------  --------
Funded status--Plan assets in excess of (less
 than) projected
 benefit.........................................  (13,680)       79
Items not yet recognized in earnings:
  Unrecognized net loss..........................   25,000     6,154
  Prior service cost not yet recognized in net
   periodic pension cost.........................      796     1,572
  Unrecognized transition asset being recognized
   over approximately 8.8 years..................   (3,698)   (4,749)
                                                  --------  --------
    Prepaid pension cost included in "Other lia-
     bilities"................................... $  8,418  $  3,056
                                                  ========  ========

  The total pension expense for the Plan was $5.8 million, $5.0 million and $4.5 million for the years 1993, 1992 and 1991, respectively. Net pension cost for 1993, 1992 and 1991 included the following components:

                                                    1993      1992      1991
                                                  --------  --------  --------
                                                        (IN THOUSANDS)
Service cost-benefits earned during the period... $  8,281  $  6,763  $  6,802
Interest cost on projected benefit obligations...   13,238    12,057    11,608
Actual return on plan assets.....................  (21,972)  (16,463)  (25,462)
Net amortization and deferral....................    6,290     2,663    11,590
                                                  --------  --------  --------
Net pension cost................................. $  5,837  $  5,020  $  4,538
                                                  ========  ========  ========

  As prescribed by SFAS No. 87, the Company uses the projected unit credit actuarial cost method for financial reporting purposes. The discount rate and weighted average rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligations for the qualified plan were 7.5% and 5.0%, respectively. The expected long-term weighted average rate of return on assets was 7.5%.

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

  The Company has a Supplemental Executive Retirement Plan ("SERP") and an Outside Director Retirement Plan ("ODRP") which are nonqualified, noncontributory pension plans ("Nonqualified Plans"). The Company's SERP is a defined benefit plan under which the Company pays benefits to certain officers of the Company designated by the Compensation Committee of the Company's Board of Directors in an amount equal to a specified percentage of the participant's highest average annual earnings for three consecutive years during the participant's final 10 years of employment and are based on years of service subject to a maximum of 15 years. Such benefits are reduced to the extent a participant receives benefits from primary Social Security and the Plan. The Company's ODRP is a retirement plan for directors of the Company who are not also officers or employees of the Company. Under the ODRP, a participating director receives annual retirement benefits equal to the director's annual fee during the twelve-month period immediately preceding the director's retirement from the Board. Benefits under the ODRP generally are payable for a period equal to the participant's period of service on the Board plus certain governmental service, with a lifetime benefit payable to participants with 15 or more years of service.

  The following table sets forth the Nonqualified Plans' funded status and liabilities accrued in the Company's Consolidated Statements of Financial Condition at December 31, 1993 and 1992:

                                                       DECEMBER 31,
                                                     ------------------
                                                       1993      1992
                                                     --------  --------
                                                      (IN THOUSANDS)
Actuarial present value of benefit obligations:
  Vested accumulated benefits....................... $ 16,508  $  7,401
  Nonvested accumulated benefits....................    3,271     8,372
                                                     --------  --------
    Total accumulated benefits...................... $ 19,779  $ 15,773
                                                     ========  ========
  Projected benefit obligation for service rendered
   to date.......................................... $ 21,369  $ 20,775
Plan assets at fair value...........................      --        --
                                                     --------  --------
Funded status--Projected benefit in excess of plan
 assets.............................................  (21,369)  (20,775)
Items not yet recognized in earnings:
  Unrecognized net loss.............................    2,645     2,828
  Prior service cost not yet recognized in net
   periodic pension cost............................    2,943     4,297
  Unrecognized net obligation being recognized over
   approximately 15 years...........................    2,364     2,678
  Adjustment required to reflect minimum liability..   (6,352)   (4,801)
                                                     --------  --------
    Accrued pension cost included in "Other
     liabilities"................................... $(19,769) $(15,773)
                                                     ========  ========

  The total pension expense for the Nonqualified Plans was $2.7 million, $2.6 million and $2.5 million for the years 1993, 1992 and 1991, respectively. Net pension cost for 1993, 1992 and 1991 included the following components:

                                                       1993      1992     1991
                                                     --------  --------  ------
                                                          (IN THOUSANDS)
Service cost-benefits earned during the period...... $    307  $    428  $  354
Interest cost on projected benefit obligations......    1,640     1,539   1,474
Net amortization and deferral.......................      755       616     658
                                                     --------  --------  ------
Net pension cost.................................... $  2,702  $  2,583  $2,486
                                                     ========  ========  ======

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

  The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation for the Nonqualified Plans were 7.5% and 5.0%, respectively as of December 31, 1993.

  The Company has a Savings Plan for employees which allows participants to make contributions by salary deduction equal to 15% or less of their salary pursuant to section 401(k) of the Internal Revenue Code. Employee contributions are matched by the Company at the rate of one dollar per dollar up to 3% of the employee's salary. Employees vest immediately in their own contributions and they vest in the Company's contributions based on years of service. Expenses of the Savings Plan in 1993, 1992 and 1991 were $7.1 million, $6.5 million and $5.7 million, respectively.

 Other Postretirement Benefit Plans

  The Company provides certain postretirement benefits, including health care, life insurance and dental care, to qualifying retired employees. Current employees will be immediately eligible for such postretirement benefits upon retirement from the Company based on years of service and age at retirement. The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.5% as of December 31, 1993.

  The following table sets forth the accumulated postretirement benefits obligation at December 31, 1993 (in thousands):

Accumulated postretirement benefit obligation:
  Retirees.............................................................  $14,143
  Fully eligible active employees......................................    1,293
  Other active employees...............................................    1,151
                                                                         -------
    Total accumulated postretirement benefit obligation................   16,587
Plan assets at fair value..............................................      --
                                                                         -------
Funded status--Accumulated benefit obligation in excess of plan assets.  (16,587)
Unrecognized transition obligation.....................................   15,306
Unrecognized loss......................................................      829
                                                                         -------
  Accrued postretirement benefit cost..................................  $  (452)
                                                                         =======

  The total postretirement benefit expense was $2.4 million for 1993, which included the following components (in thousands):

Service cost...........................................................  $   317
Amortization of transition obligation..................................      806
Interest cost..........................................................    1,277
                                                                         -------
                                                                         $ 2,400
                                                                         =======

 Stock Compensation Plans

  As of December 31, 1993 there were 226,523 shares of the Company's Common Stock available for awards and grants to officers and key employees of the Company under the 1984 Stock Incentive Plan (the "1984 Plan") and 7,428,749 shares available under the 1993 Stock Incentive Plan (the "1993 Plan") which is subject to shareholder approval. The 1993 Plan, 1984 Plan and the Long-Term Management Performance Plan (the "1979 Plan") provide for the issuance of Incentive and Nonqualified Stock Options and Restricted Stock Awards. No further awards may be made under the 1979 Plan. The 1993 and 1984 Plans also provide for the issuance of Stock Appreciation Rights ("SARs") in tandem with Nonqualified and Incentive Stock Options. Nonqualified and Incentive Stock Options permit participants to purchase shares of the Company's

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

Common Stock at a price per share not less than the fair market value per share on the date of grant. Restricted Stock Awards provide for the issuance of shares of the Company's Common Stock without payment or upon payment by the participants of up to 10% of the fair market value of the shares. SARs provide the recipient with the right to receive payment in cash or shares of the Company's Common Stock equal to the appreciation in value of the optioned shares from the date of grant in lieu of exercising the related stock option. These SARs become exercisable at the same times as the related options.

  The following is a summary of Restricted Stock Award transactions in 1993, 1992 and 1991. Final restrictions lapse in 1996.

                                                     1993      1992      1991
                                                   --------  ---------  -------
Balance beginning of year.........................  611,984    681,213  504,758
Granted and issued................................    9,917    356,958  262,743
                                                   --------  ---------  -------
                                                    621,901  1,038,171  767,501
Cancelled.........................................  (34,102)   (34,136)  (9,479)
Restrictions lapsed............................... (328,097)  (392,051) (76,809)
                                                   --------  ---------  -------
Balance end of year...............................  259,702    611,984  681,213
                                                   ========  =========  =======

  At December 31, 1993 options to purchase 3,525,176 shares of the Company's Common Stock under the 1979, 1984 and 1993 Plans were outstanding as follows:

                       OPTION PRICE (MARKET
                      VALUE AT DATE OF GRANT)
                     ---------------------------------
                          PER                              EXPIRATION          SHARES
       SHARES            SHARE              TOTAL             DATE            WITH SARS
      ---------      -------------         -------         ----------         ---------
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
         86,960      $    7.42             $   645            1994              27,000
         10,556           7.74                  82            1996              10,556
        178,405          20.38               3,636            1996              85,085
        349,280          16.69               5,829            1997             157,719
          2,777          13.05                  36            1998               2,777
        246,950          16.94               4,183            1998              26,370
        256,005       21.56-22.25            5,600            1999              56,619
        431,715       13.13-19.25            6,049            2000             205,619
        396,049       13.94-18.19            6,253            2001              50,000
        353,701          14.94               5,284            2002                 --
        350,000       17.13-20.06           12,049            2003                 --
        862,778          17.75              10,140            2003                 --
      ---------                            -------                             -------
      3,525,176                            $59,786                             621,745
      =========                            =======                             =======

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

  Options expiring through 2000 are all currently exercisable. The options expiring in 2001 are exercisable in annual increments of 33 1/3% commencing in November 1992 except options for 50,000 shares which were 100% exercisable in September 1991 and 129,704 shares which were 100% exercisable in March 1992. The options expiring in 2002 are exercisable in annual increments of 33 1/3% commencing in November 1993 except options for 4,101 shares which were 100% exercisable in May 1993. The options expiring in 2003 are exercisable in annual increments of 33 1/3% commencing in November 1994 except options for 300,000 shares which are currently exercisable and 50,000 shares which are 100% exercisable in June 1994.

  Option transactions under the 1979, 1984 and 1993 Plans in 1993, 1992 and 1991 were as follows:

                                                 1993       1992       1991
                                               ---------  ---------  ---------
Options outstanding beginning of year......... 3,016,530  2,933,500  2,940,158
Options granted ($14.95--$20.06 per share)
  With SARs...................................       --         --      64,418
  Without SARs................................ 1,222,081    387,741    434,064
Options cancelled ($7.42--$22.25 per share)
  With SARs...................................   (16,134)    (6,420)      (555)
  Upon exercise of SARs.......................  (290,435)   (74,257)  (383,159)
  Without SARs................................  (149,289)  (131,709)   (70,862)
Options exercised ($7.42--$16.94 per share)
  Without SARs................................  (200,960)   (69,310)   (43,119)
  With SARs cancelled.........................   (56,617)   (23,015)    (7,445)
                                               ---------  ---------  ---------
Options outstanding end of year............... 3,525,176  3,016,530  2,933,500
                                               =========  =========  =========

(15) FINANCIAL HIGHLIGHTS BY PRINCIPAL BUSINESS OPERATIONS

  Financial highlights concerning the Company's principal business operations (industry segments) for the years ended December 31, 1993, 1992 and 1991 are as follows:

                                              YEARS ENDED DECEMBER 31,
                                         -------------------------------------
                                            1993         1992         1991
                                         -----------  -----------  -----------
                                                   (IN THOUSANDS)
Revenues:
 Savings and lending.................... $ 3,178,115  $ 3,542,441  $ 4,521,816
 Mortgage banking.......................     127,509      160,799      121,385
 Real estate............................    (226,628)     (54,584)     (70,689)
 Corporate and other....................      21,013      (11,179)      19,572
                                         -----------  -----------  -----------
    Consolidated revenues............... $ 3,100,009  $ 3,637,477  $ 4,592,084
                                         ===========  ===========  ===========
Operating income (loss) before taxes
 (benefit):
 Savings and lending.................... $    40,698  $   333,915  $   539,531
 Mortgage banking.......................      38,544       80,486       59,406
 Real estate............................    (259,943)     (94,332)    (102,494)
 Corporate and other....................     (39,365)     (30,455)     (23,440)
                                         -----------  -----------  -----------
    Consolidated operating income (loss)
     before
     income taxes (benefit)............. $  (220,066) $   289,614  $   473,003
                                         ===========  ===========  ===========
Assets:
 Savings and lending.................... $49,965,028  $47,095,846  $46,074,108
 Mortgage banking.......................     617,111      796,762      946,442
 Real estate............................     511,129      699,703      689,309
 Corporate and other....................    (222,023)    (451,804)    (483,672)
                                         -----------  -----------  -----------
    Consolidated assets................. $50,871,245  $48,140,507  $47,226,187
                                         ===========  ===========  ===========

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

(16) PARENT COMPANY FINANCIAL INFORMATION

  (See other Notes to Consolidated Financial Statements)

                                                              DECEMBER 31,
                                                          ---------------------
                                                             1993       1992
                                                          ---------- ----------
                                                             (IN THOUSANDS)
CONDENSED STATEMENTS OF FINANCIAL CONDITION
Assets:
 Cash and amounts due from banks......................... $      120 $      130
 Securities purchased under agreements to resell.........    189,700    149,800
 Other short-term investments............................      2,386      1,045
                                                          ---------- ----------
    Total cash and cash equivalents......................    192,206    150,975
 Loans receivable held to maturity.......................        334      2,756
 Real estate held for investment.........................      5,192      5,195
 Accounts and notes receivable from subsidiaries.........     10,086      7,821
 Refundable income taxes.................................     36,940     11,158
 Investment in Home Savings..............................  2,963,556  2,826,199
 Investment in other subsidiaries........................    188,490    199,022
 Other assets............................................    106,128     86,319
                                                          ---------- ----------
                                                          $3,502,932 $3,289,445
                                                          ========== ==========
Liabilities and Stockholders' Equity:
 Notes payable........................................... $  515,403 $  494,993
 Accrued expenses and other liabilities..................     38,498     48,808
                                                          ---------- ----------
    Total liabilities....................................    553,901    543,801
 Stockholders' equity....................................  2,949,031  2,745,644
                                                          ---------- ----------
                                                          $3,502,932 $3,289,445
                                                          ========== ==========

                                                  YEARS ENDED DECEMBER 31,
                                                 -----------------------------
                                                   1993       1992      1991
                                                 ---------  --------  --------
                                                       (IN THOUSANDS)
CONDENSED STATEMENTS OF OPERATIONS
Income:
  Cash dividends from Home Savings.............. $ 145,000  $160,000  $107,000
  Cash dividends from other subsidiaries........     8,000     5,100     5,127
  Interest on loans and investments.............     8,675     2,542     4,148
  Other income..................................       630    (1,379)    2,022
                                                 ---------  --------  --------
                                                   162,305   166,263   118,297
                                                 ---------  --------  --------
Expenses:
  Interest......................................    45,759    30,140    24,860
  General and administrative expenses...........    22,635     9,896    15,636
  Income tax benefit............................   (24,409)  (17,466)  (13,867)
                                                 ---------  --------  --------
                                                    43,985    22,570    26,629
                                                 ---------  --------  --------
Earnings before equity in undistributed net
 earnings (loss) of
 subsidiaries...................................   118,320   143,693    91,668
Equity in undistributed net earnings (loss) of
 subsidiaries...................................  (277,959)   60,376   154,093
                                                 ---------  --------  --------
Net earnings (loss)............................. $(159,639) $204,069  $245,761
                                                 =========  ========  ========

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

                                                 YEARS ENDED DECEMBER 31,
                                               -------------------------------
                                                 1993       1992       1991
                                               ---------  ---------  ---------
                                                      (IN THOUSANDS)
CONDENSED STATEMENTS OF CASH FLOWS
Cash flows from operating activities:
  Net earnings (loss)......................... $(159,639) $ 204,069  $ 245,761
  Adjustments to reconcile net earnings (loss)
   to net cash provided by operating
   activities:
    Equity in undistributed net (earnings)
     loss of subsidiaries.....................   277,959    (60,376)  (154,093)
    Other, net................................   (52,034)     8,181      1,504
                                               ---------  ---------  ---------
      Net cash provided by operating
       activities.............................    66,286    151,874     93,172
                                               ---------  ---------  ---------
Cash flows from investing activities:
  Purchase of interest in partnership from
   Home Savings...............................   (50,000)       --         --
  Purchase of real estate subsidiaries........       --    (150,000)       --
  Capital contributions to Home Savings.......  (329,857)       --    (170,000)
  Other, net..................................    (1,087)     1,428        310
                                               ---------  ---------  ---------
      Net cash used in investing activites....  (380,944)  (148,572)  (169,690)
                                               ---------  ---------  ---------
Cash flows from financing activities:
  Net proceeds from issuances of Preferred
   Stock......................................   469,135        --     169,090
  Dividends on Common Stock...................  (102,804)  (102,305)  (102,056)
  Dividends on Preferred Stock................   (35,329)   (16,800)    (4,200)
  Net proceeds from issuance of Senior Debt...       --     246,680        --
  Proceeds from issuance of note payable to a
   subsidiary.................................    20,000        --         --
  Other, net..................................     4,887      1,858      3,043
                                               ---------  ---------  ---------
      Net cash provided by financing
       activities.............................   355,889    129,433     65,877
                                               ---------  ---------  ---------
Net increase (decrease) in cash and cash
 equivalents..................................    41,231    132,735    (10,641)
Cash and cash equivalents at beginning of
 year.........................................   150,975     18,240     28,881
                                               ---------  ---------  ---------
Cash and cash equivalents at end of year...... $ 192,206  $ 150,975  $  18,240
                                               =========  =========  =========

(17) SUBSEQUENT EVENT

  The earthquake that struck Southern California on January 17, 1994 caused damage to the real estate collateralizing some of the Company's loans. The Company's personnel are communicating with borrowers and the Company has sent lending personnel and appraisers into the damaged area to assess the extent of loss. In addition, the Company is offering a variety of loan programs to assist its borrowers in the damaged area with the restoration of their homes. Although the Company is still assessing the extent of earthquake damage and the financial effect on the Company, it expects to record a provision for possible earthquake related losses in its financial results for the first quarter of 1994.