Form 10-Q
period 1994-03-31
AHMANSON H F & CO /DE/
filed 1994-05-16
CIK 771667

                      FORM 10-Q

          SECURITIES AND EXCHANGE COMMISSION

              Washington, D.C.   20549

		(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

		for the quarterly period ended March 31, 1994

                  					   OR

		( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

		for the transition period from              to
                           						------------    ------------
		Commission File Number                        1-8930
                                 							------------------

            			  H.F. AHMANSON & COMPANY
	     ------------------------------------------------------
     	(Exact name of registrant as specified in its charter)

        		  Delaware                              95-0479700
	------------------------------               -----------------
	(State or other jurisdiction of                (I.R.S. Employer
	incorporation or organization)               Identification No.)

	4900 Rivergrade Road, Irwindale, California           91706
	-------------------------------------------          -------
	(Address of principal executive offices)            (Zip Code)

	Registrant's telephone number, including area code. (818) 960-6311
                                          							     -------------
Exhibit Index appears on page:   23
		                            		----
Total number of sequentially numbered pages:   24
					                                         ----

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X         No
     ----      ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1994: $.01 par value - 116,889,673 shares.

PART I. FINANCIAL INFORMATION



Item 1. Financial Statements.
       	--------------------

	The financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Registrant, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods covered have been made. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading.
	It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Registrant's latest annual report on Form 10-K. The results for the periods covered hereby are not necessarily indicative of the operating results for a full year.
                                         2

H.F. AHMANSON & COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited) (in thousands)




ASSETS                                                        March 31, 1994       December 31, 1993
- - ------                                                        --------------       -----------------
Cash and amounts due from banks                                $ 1,048,956           $   843,944
Securities purchased under agreements to sell                    2,299,599             2,637,677
Other short-term investments                                        50,269                48,507
                                                 							       -----------           -----------
  Total cash and cash equivalents                                3,398,824             3,530,128
Other investment securities                                         39,794                11,524
Investment in stock of Federal Home
  Loan Bank (FHLB)                                                 423,185               364,392
Mortgage-backed securities (MBS)
  held to maturity                                               7,578,052             4,064,128
MBS available for sale [amortized cost $2,451,048
  (March 31, 1994) and $2,818,401 (December 31, 1993)]           2,449,358             2,855,869
Loans receivable less allowance for
  possible losses of $453,137 (March 31, 1994)
  and $438,786 (December 31, 1993)                              34,503,208            37,529,079
Loans held for sale [amortized cost $51,474
  (March 31, 1994) and market value $175,378
  (December 31, 1993)]                                              49,398               175,289
Accrued interest receivable                                        191,493               166,848
Real estate held for development and
  investment (REI) less allowance for possible
  losses of $299,283 (March 31, 1994)
  and $341,705 (December 31, 1993)                                 425,693               443,657
Real estate owned held for sale (REO)
  less allowance for possible losses of
  $63,522 (March 31, 1994) and
  $66,453 (December 31, 1993)                                      198,785               179,862
Premises and equipment                                             670,990               673,879
Goodwill                                                           422,212               428,444
Other assets                                                       322,069               399,403
Income taxes                                                        19,567                48,743
							                                                        -----------           -----------
                                                 							       $50,692,628           $50,871,245
							                                                        ===========           ===========

Liabilities and Stockholders' Equity
- - ------------------------------------

Deposits                                                       $37,736,092           $38,018,653
Short-term borrowings under agreements
  to repurchase securities sold                                  5,001,969             4,807,767
Other short-term borrowings                                        474,114               169,854
FHLB and other borrowings                                        3,472,442             3,901,724
Other liabilities                                                1,063,452             1,024,216
                                                  						       -----------           -----------
  Total liabilities                                             47,748,069            47,922,214
Stockholders' equity                                             2,944,559             2,949,031
							                                                        -----------           -----------
							                                                        $50,692,628           $50,871,245
							                                                        ===========           ===========

                                          3

H.F. AHMANSON & COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(dollars in thousands except per share data)

                                                       									         For the Three
								                                                             Months Ended March 31,
								                                                           -------------------------
								                                                               1994          1993
							                                                        	   -----------   -----------
Interest income:
  Interest on real estate loans                                    $   587,143   $   676,015
  Interest on MBS                                                      124,166        66,422
  Interest and dividends on investments                                 27,443        23,747
						                                                        		   -----------   -----------
      Total interest income                                            738,752       766,184
							                                                        	   -----------   -----------

Interest expense:
  Deposits                                                             291,047       339,412
  Short-term borrowings                                                 43,335        26,771
  FHLB and other borrowings                                             53,765        60,223
                                                          						   -----------   -----------
      Total interest expense                                           388,147       426,406
								                                                           -----------   -----------
      Net interest income                                              350,605       339,778
Provision for loan losses                                               75,512        66,980
							                                                        	   -----------   -----------
      Net interest income after provision for loan losses              275,093       272,798
								                                                           -----------   -----------
Other income:
  Gain on sales of MBS                                                   4,868          -
  Gain (loss) on sales of loans                                         (3,781)       14,505
  Loan servicing income                                                 16,024        15,754
  Other fee income                                                      26,885        29,305
  Operations of REI                                                     (5,517)      (16,781)
  Other operating income                                                 1,425         1,555
								                                                           -----------   -----------
								                                                               	39,904        44,338
						                                                        		   -----------   -----------
Other expenses:
  General and administrative expenses (G&A)                            191,769       197,336
  Operations of REO                                                     27,078        52,253
  Amortization of goodwill                                               6,231         6,702
								                                                           -----------   -----------
								                                                               225,078       256,291
							                                                        	   -----------   -----------

Earnings before provision for income taxes                              89,919        60,845
  Provision for income taxes                                            34,564        27,989
                                                          						   -----------   -----------
Net earnings                                                       $    55,355   $    32,856
							                                                        	   ===========   ===========

Earnings per common share - primary and fully diluted              $      0.36   $      0.23
                                                         							   ===========   ===========
Common shares outstanding, weighted average:
   Primary                                                         117,162,304   117,306,296
   Fully diluted                                                   128,976,542   117,306,296

Return on average assets                                                  0.44%         0.27%
Return on average equity                                                  7.49          4.62
Return on average tangible equity*                                        9.73          6.68
Ratio of G&A expenses to average assets                                   1.52          1.60


*Net earnings excluding amortization of goodwill as a percentage of average equity excluding goodwill.

                                         4

H.F. AHMANSON & COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)



                                                                    							           For The Three
										                                                                        Months Ended March 31,
									                                                                      	 ------------------------
	             											                                                            1994         1993
									                                                                      	 -----------  -----------
Cash flows from operating activities:
 Net earnings                                                                    $    55,355  $    32,856
 Adjustments to reconcile net earnings to net cash
  provided by operating activities:
   Provision for losses on loans and real estate                                      88,697      104,676
   Proceeds from sales of loans originated for sale                                  383,568      557,373
   Loans originated for sale                                                        (253,974)    (327,671)
   Increase (decrease) in income tax liabilities                                      39,236     (124,809)
   Other, net                                                                        104,339     (129,134)
                                                                   									   	 -----------  -----------
    Net cash provided by operating activities                                        417,221      113,291
									                                                                      	 -----------  -----------

Cash flows from investing activities:
 Proceeds from sales of MBS available for sale                                       405,069         -
 Principal payments on loans                                                         924,923      917,514
 Principal payments on MBS                                                           200,367      197,878
 Loans originated for investment (net of refinances)                              (1,847,896)  (1,633,735)
 MBS purchased                                                                       (96,143)    (119,907)
 Loans purchased                                                                        (824)  (1,008,542)
 Proceeds from sales of REO                                                           67,838      150,372
 Other, net                                                                           53,858       50,713
                                                                      										 -----------  -----------
    Net cash used in investing activities                                           (292,808)  (1,445,707)
									                                                                      	 -----------  -----------
Cash flows from financing activities:
 Net decrease  in deposits                                                          (282,561)    (598,977)
 Net deposits purchased                                                                 -         350,131
 Net increase (decrease) in borrowings maturing in 90 days or less                   496,385     (172,034)
 Proceeds from other borrowings                                                      647,461    3,550,663
 Repayment of other borrowings                                                    (1,078,677)  (2,751,743)
 Net proceeds from issuance of Preferred Stock                                          -         188,403
 Dividends to stockholders                                                           (38,325)     (29,885)
                                                                      										 -----------  -----------
    Net cash provided by (used in) financing activities                             (255,717)     536,558
							                                                                      			 -----------  -----------
Net decrease in cash and cash equivalents                                           (131,304)    (795,858)

Cash and cash equivalents at beginning of period                                   3,530,128    1,955,590
                                                                     		 								 -----------  -----------
Cash and cash equivalents at end of period                                       $ 3,398,824  $ 1,159,732
                                                                                 ===========  ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	   FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                            BASIS OF PRESENTATION

	The preceding Condensed Consolidated Financial Statements present financial data of H.F. Ahmanson & Company and Subsidiaries. As used herein "Ahmanson" means H.F. Ahmanson & Company, a Delaware corporation, and the "Company" means Ahmanson and its subsidiaries. The Company is one of the largest residential real estate-oriented financial services companies in the United States, and is principally engaged in the savings bank business and related financial service activities. Home Savings of America, FSB ("Home Savings"), a wholly owned subsidiary of Ahmanson, is currently the largest savings institution in the United States. Certain amounts in prior periods' financial statements have been reclassified to conform to the current presentation.

                           RESULTS OF OPERATIONS

     The Company's net earnings for the first quarter of 1994 were $55.4 million, or $0.36 per fully diluted common share, a 68% increase compared to $32.9 million, or $0.23 per fully diluted common share, earned in the first quarter of 1993. The increase in net earnings reflects the improvement in asset quality, lower general and administrative expenses, and benefits of the restructuring actions which took place in 1993.

     During the first quarter of 1994 the Company set aside $30 million as a special addition to the allowance for loan losses related to estimated real property losses sustained by its borrowers due to the Northridge, California earthquake of January 17, 1994, or $0.14 per fully diluted common share on a net after-tax basis. If it had not been for this special provision for loan losses, the Company's first quarter 1994 net earnings would have been $72.2 million, or $0.50 per fully diluted common share, a 120% increase compared to the first quarter of 1993.

NET INTEREST INCOME

     Net interest income increased $10.8 million or 3% to $350.6 million in the first quarter of 1994 compared to the same period of 1993 due mainly to the reduction in nonperforming assets and actions the Company has taken to reduce its borrowing costs. The following table presents the Company's Consolidated Summary of Average Financial Condition and net interest income for the periods indicated. Average balances on interest-earning assets and interest-bearing liabilities are computed on a daily basis and other average balances are computed on a monthly basis. Interest income and expense and the related average balances include the effect of discounts or premiums. Nonaccrual loans are included in the average balances, however, delinquent interest on such loans has been excluded from interest income.

					                                                        			 Three Months Ended March 31,
				                                          		---------------------------------------------------------------
				                                                 			     1994                             1993
	                                          					------------------------------- -------------------------------
		                                             	  Average              Average    Average              Average
					                                          	  Balance    Interest    Rate     Balance    Interest    Rate
	                                           				----------- ---------- -------  -----------  --------- -------
								                                                              (dollars in thousands)
Interest-earning assets
  Loans                                         $37,146,720  $ 587,143   6.32%  $39,186,422  $ 676,015   6.90%
  MBS                                             7,329,272    124,166   6.78     3,914,743     66,422   6.79
                                          						-----------  ---------          -----------  ---------
     Total loans and MBS                         44,475,992    711,309   6.40    43,101,165    742,437   6.89
  Investment securities                           2,903,126     27,443   3.78     2,380,015     23,747   3.99
			                                          			-----------  ---------          -----------  ---------
  Interest-earning assets                        47,379,118    738,752   6.24    45,481,180    766,184   6.74
							                                                     ----------                       ---------
Other assets                                      3,000,171                       3,890,780
					                                          	-----------                     -----------
       	    Total assets                        $50,379,289                     $49,371,960
				                                          		===========                     ===========
Interest-bearing liabilities:
  Deposits                                      $37,786,349    291,047   3.08   $38,920,116    339,412   3.49
			                                           		-----------  ---------          -----------  ---------
  Borrowings:
     Short-term                                   5,218,915     43,335   3.32     3,270,079     26,771   3.27
     FHLB and other                               3,356,678     53,765   6.41     3,280,714     60,223   7.34
				                                          		-----------  ---------          -----------  ---------
     Total borrowings                             8,575,593     97,100   4.53     6,550,793     86,994   5.31
                                          						-----------  ---------          -----------  ---------
  Interest-bearing liabilities                   46,361,942    388,147   3.35    45,470,909    426,406   3.75
					                                                 		     ---------                       ---------
Other liabilities                                 1,060,093                       1,057,285
Stockholders' equity                              2,957,254                       2,843,766
	                                          					-----------                     -----------
	    Total liabilities and
	      stockholders' equity                     $50,379,289                     $49,371,960
	                                          					===========                     ===========
Excess interest-earning assets/
  Interest rate spread                          $ 1,017,176              2.89   $    10,271             2.99
                                                ===========                     ===========
Net interest income/
  Net interest margin                                        $ 350,605   2.96                $ 339,778  2.99
                                                 							     =========                       =========


     The following table presents the changes for the first quarter of 1994 from the first quarter of 1993 in the interest income and expense attributable to various categories of assets and liabilities for the Company as allocated to changes in average balances and changes in average rates. Because of numerous and simultaneous changes in both balances and rates, it is not possible to allocate precisely the effects thereof. For purposes of this table, the change due to volume is initially calculated as the change in average balance multiplied by the average rate during the current period and the change due to rate is calculated as the change in average rate multiplied by the average balance during the preceding year's period. Any change that remains unallocated after such calculations is allocated proportionately to changes in volume and changes in rates.




			                                            			 Three Months Ended March 31,
	                                           					--------------------------------
					                                                   		1994 Versus 1993 -
						                                                Increase/Decrease Due to
			                                           			--------------------------------
			                                           			 Volume       Rate       Total
                                           						---------   ---------   --------
						                                                  	 (in thousands)
Interest income on:
  Loans                                          $(32,164)   $(56,708)  $(88,872)
  MBS                                              57,842         (98)    57,744
  Investments                                       4,947      (1,251)     3,696
		                                          				 --------    --------   --------
    Total interest income                          30,625     (58,057)   (27,432)
				                                          		 --------    --------   --------
Interest expense on:
  Deposits                                         (8,684)    (39,681)   (48,365)
  Short-term borrowings                            16,155         409     16,564
  FHLB and other borrowings                         1,226      (7,684)    (6,458)
			                                          			 --------    --------   --------
    Total interest expense                          8,697     (46,956)   (38,259)
	                                          					 --------    --------   --------
	  Net interest income                           $ 21,928    $(11,101)  $ 10,827
			                                          			 ========    ========   ========


     The 3% increase in net interest income in the first quarter of 1994 resulted from the increase in the average balance of interest-earning assets funded with interest-bearing liabilities, sales of REO and issuances of the Company's Preferred Stock, partially offset by the decrease of three basis points in the net interest margin to 2.96% for the first quarter of 1994 from 2.99% for the first quarter of 1993. The increase in net interest income also reflects actions taken in the last half of 1993 and the first quarter of 1994 to reduce the Company's funding costs and sensitivity to upward rate movement, including extending maturities and lengthening interest rate repricing terms on borrowings, and lowering rates paid on certain deposits.

     Provisions for losses of delinquent interest related to nonaccrual loans of $11.3 million in the first quarter of 1994 and $24.0 million in the first quarter of 1993 had the effect of reducing the net interest margin by ten basis points in the first quarter of 1994 and 21 basis points in the first quarter of 1993.

     The Company has a continuing goal of maintaining its cost of funds below the monthly weighted average cost of funds for Federal Home Loan Bank ("FHLB") Eleventh District savings institutions as computed by the FHLB of San Francisco ("COFI"). The Company's cost of funds was 33 basis points and 56 basis points below the average of COFI of 3.68% and 4.31% during the first quarters of 1994 and 1993, respectively.

     The Company believes that its net interest income is largely insulated from interest rate fluctuations within a fairly wide range primarily due to the adjustable rate nature of its loan and MBS portfolio. Substantially all ARMs originated since 1981 have maximum and minimum interest rates and all ARMs originated after 1987 have a maximum interest rate. However, an increase in rates could compress the net interest margin due to the lag between changes in COFI to which a majority of the Company's interest-earning assets are tied and changes in the pricing of the Company's interest-bearing liabilities. For information regarding the Company's strategies related to changes in interest rates, see "Financial Condition - Asset/Liability Management."

PROVISION FOR LOAN LOSSES

     The provision for loan losses was $75.5 million in the first quarter of 1994, compared to $67.0 million in the first quarter of 1993, an increase of $8.5 million. The provision for loan losses for the first quarter of 1994 includes $30.0 million representing the Company's estimated losses from real property damage sustained by its borrowers due to the Northridge, California earthquake of January 17, 1994 and the series of significant aftershocks. For additional information regarding the allowance for possible loan losses, see "Financial Condition - Asset Quality - Allowance for Loan Losses."

OTHER INCOME

     GAIN ON SALES OF MBS. During the first quarter of 1994, MBS totaling $400.2 million were sold for a pre-tax gain of $4.9 million. No MBS were sold in the first quarter of 1993.

     GAIN (LOSS) ON SALES OF LOANS. During the first quarter of 1994, loans totaling $387.3 million were sold for a pre-tax loss of $3.8 million compared to loans totaling $542.9 million sold for a pre-tax gain of $14.5 million in the first quarter of 1993. The weighted average retained loan yield on these loans sold was 0.29% in the first quarter of 1994 compared to 0.25% in the first quarter of 1993.

     OTHER FEE INCOME. Other fee income decreased $2.4 million or 8% to $26.9 million in the first quarter of 1994 compared to the same quarter of 1993 primarily due to reductions in credit card fees, resulting from the sale of the Company's credit card portfolio in the fourth quarter of 1993, and late charges reflecting decreases in loan delinquencies.

     OPERATIONS OF REI. Losses from operations of REI decreased $11.3 million or 67% to $5.5 million in the first quarter of 1994 as compared to the same quarter of 1993 primarily due to a decrease of $10.3 million in provision for losses. The Company's net book value of REI decreased $18.0 million or 4% to $425.7 million at March 31, 1994 from $443.7 million at December 31, 1993. The allowance for possible losses on REI was $299.3 million or 41.3% of gross book value of REI at March 31, 1994 compared to $341.7 million or 43.5% of gross REI at December 31, 1993.

     The Company intends to continue its withdrawal from real estate development activities. Although the Company does not intend to acquire new properties, it intends to develop, hold and/or sell its current properties depending on economic conditions. Although management believes the net realizable value of REI and the related allowance for possible losses are fairly stated, declines in net realizable value and additions to the allowance for possible losses could result from continued weakness in specific project markets, changes in economic conditions and revisions to project business plans, which may reflect decisions by the Company to accelerate the disposition of the properties.

OTHER EXPENSES

     G&A EXPENSES. G&A expenses decreased $5.6 million or 3% to $191.8 million in the first quarter of 1994 compared to the same period of 1993, reflecting the Company's progress in reducing G&A expenses as it pursues its goal of decreasing the ratio of G&A expenses to average assets (the "G&A ratio") to 1.50% in 1994. The G&A ratio decreased to 1.52% in the first quarter of 1994 from 1.60% in the first quarter of 1993, reflecting the 3% decrease in G&A expenses and a 2% increase in average assets.

     OPERATIONS OF REO. Losses from operations of REO decreased $25.2 million or 48% to $27.1 million in the first quarter of 1994 compared to the same period of 1993. The decrease was due to decreases in provision for losses of $14.2 million, net losses on sales of $9.1 million and net operating expenses of $1.9 million, reflecting a reduction in foreclosures as a result of the bulk sales of nonaccrual loans during 1993 and an improving California economy. For additional information regarding REO, see "Financial Condition - Asset Quality - Nonperforming Assets and Potential Problem Loans."

     PROVISION FOR INCOME TAXES. The increase in the provision for income taxes primarily reflects the increase in pre-tax earnings between the comparable periods. The effective tax rate decreased to 38.4% for the first quarter of 1994 from 46.0% for the first quarter of 1993, reflecting management's estimate of the Company's full year tax provision.

                           FINANCIAL CONDITION

     During the first quarter of 1994 the Company's consolidated assets decreased $178.6 million or less than 1% to $50.7 billion from $50.9 billion at December 31, 1993. The Company's primary asset generation business continues to be the origination of loans on residential real estate properties. The Company originated $2.3 billion in loans in the first quarter of 1994 compared to $2.1 billion in the first quarter of 1993.
Loans on single family homes (one-to-four units) accounted for 80% of the total loan origination volume in the first quarter of 1994, with the balance on multi-family residential properties, and 85% were adjustable rate mortgage loans ("ARMs"). Mortgage refinances accounted for 51.8% of the Company's first quarter 1994 originations.

     In the first quarter of 1994, 72% of loan originations were on properties located in California. At March 31, 1994, approximately 96% of the loan and MBS portfolio was secured by residential properties, including 79% secured by single family properties.

     The following table summarizes the Company's gross mortgage portfolio by state and property type at March 31, 1994:

		     Single Family          Multi-Family           Commercial and
		      Properties             Properties         Industrial Properties           Total
		---------------------- ----------------------  ----------------------- -----------------------
		                 Gross                  Gross                   Gross                  Gross
		                Mortgage    % of      Mortgage     % of        Mortgage     % of      Mortgage      % of
State              Loans    Portfolio     Loans    Portfolio      Loans     Portfolio    Loans      Portfolio
- - -----           ----------- ---------- ----------- ----------  ------------ ---------- -----------  ----------
                              						    (dollars in thousands)
California      $25,717,181   72.33%   $6,700,112    88.07%    $1,313,869     70.32%   $33,731,162    74.90%
Florida           2,505,434    7.05        23,222     0.30          6,869      0.37      2,535,525     5.63
New York          1,917,143    5.39       359,546     4.73        255,866     13.70      2,532,555     5.62
Illinois          1,536,891    4.32       153,909     2.02         16,095      0.86      1,706,895     3.79
Texas               753,101    2.12        94,050     1.24         41,135      2.20        888,286     1.97
Other             3,127,751    8.79       277,213     3.64        234,480     12.55      3,639,444     8.09
              		-----------            ----------              ----------              -----------
	              	$35,557,501   78.96%   $7,608,052    16.89%    $1,868,314      4.15%   $45,033,867   100.00%
	              	===========            ==========              ==========              ===========

    The loan and MBS portfolio includes approximately $5.0 billion in mortgage loans that were originated with loan to value ("LTV") ratios exceeding 80%, or 11.3% of the portfolio at March 31, 1994. Approximately 13% of loans originated during the first quarter of 1994 had LTV ratios in excess of 80%, all of which were loans on single family properties. The Company takes the additional risk of originating loans with LTV ratios in excess of 80% into consideration in its loan underwriting and pricing policies.

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

     In order to manage the interest rate risk inherent in its portfolios of interest-earning assets and interest-bearing liabilities, the Company has emphasized the origination of COFI ARMs for retention in the loan and MBS portfolio. At March 31, 1994, 93.9% of the Company's $44.6 billion loan and MBS portfolio consisted of ARMs indexed to COFI, compared to 93.6% of the $44.6 billion loan and MBS portfolio at December 31, 1993. The average contractual spread above COFI on the Company's COFI ARM portfolio was 2.39% at March 31, 1994, up one basis point from 2.38% at December 31, 1993.

     The Company's basic interest rate risk management strategy includes a goal of having the combined repricing terms of its interest-bearing liabilities not differ materially from those of the FHLB Eleventh District members, in aggregate. Historically, the Company has maintained its cost of funds at a level below COFI. There can be no assurance that the differential between the Company's cost of funds and COFI will remain at historical levels. In a period of rising market interest rates, the favorable differential between the Company's cost of funds and COFI could decline, which could result in compression of the Company's interest rate margin.
                                         11

     The following table presents the components of the Company's interest rate sensitive asset and liability portfolios by repricing periods (contractual maturity as adjusted for frequency of repricing) as of March 31, 1994:

								                                                                Repricing Periods
		                                            		  Percent  ------------------------------------------------------------------
						                                              of        Within
	                                   				Balance    Total    6 Months   Months 7-12    1-5 Years    5-10 Years   Years Over 10
			                            	      ----------- ------- -----------  -----------   -----------   ----------   -------------
                                                        								      (dollars in thousands)
Interest-earning assets:
Investment securities                 $ 2,812,847    6%   $ 2,778,829   $      -     $     5,351   $  28,667      $   -
Impact of hedging (LIBOR indexed
  amortizing swaps)                          -       -       (190,951)         -         190,951        -             -
                             			      -----------   ---   -----------   ----------   -----------   ----------     ---------
    Total investment securities         2,812,847    6      2,587,878          -         196,302      28,667          -
				                                  -----------   ---   -----------   ----------   -----------   ----------     ---------

Loans and MBS -
  MBS -
    ARMs                                9,157,472   19      9,157,472          -            -           -             -
    Other                                 869,938    2           -             -         676,592     101,925        91,421
  Loans
    ARMS                               32,722,947   69     31,192,347        85,780    1,444,820        -             -
    Other                               1,829,659    4        281,905        73,691      465,531     477,676       530,856
  Impact of hedging (interest
    rate swaps)                              -       -      1,530,600       (85,780)  (1,444,820)       -             -
                             			      -----------  ---    -----------   -----------  -----------   ---------      --------
    Total loans and MBS                44,580,016   94     42,162,324        73,691    1,142,123     579,601       622,277
			                            	      -----------  ---    -----------   -----------  -----------   ---------      --------
	Total interest-earning assets        $47,392,863  100%   $44,750,202   $    73,691  $ 1,338,425   $ 608,268      $622,277
				                                  ===========  ===    ===========   ===========  ===========   =========      ========
Interest-bearing liabilities:
Deposits -
  Transaction accounts                $14,975,211   32%   $14,975,211   $      -     $      -      $    -         $   -
  Term accounts                        22,760,881   49     13,367,402     5,255,341    4,115,485      22,628            25
				                                  -----------   ---   -----------   -----------  -----------   ---------      --------
    Total deposits                     37,736,092   81     28,342,613     5,255,341    4,115,485      22,628            25
				                                  -----------   ---   -----------   -----------  -----------   ---------      --------
Borrowings -
  Short-term                            5,476,083   12      5,476,083          -            -           -              -
  FHLB and other                        3,472,442    7      1,704,036        17,927      877,900     872,479           100
				                                  -----------   ---   -----------   -----------  -----------   ---------      --------
    Total borrowings                    8,948,525   19      7,180,119        17,927      877,900     872,479           100
				                                  -----------   ---   -----------   -----------  -----------   ---------      --------
	Total interest-bearing
	  liabilities                        $46,684,617  100%   $35,522,732   $ 5,273,268  $ 4,993,385   $ 895,107      $    125
				                                  ===========  ===    ===========   ===========  ===========   =========      ========
Hedge-adjusted interest-earning
  assets more/(less) than
  interest-bearing liabilities        $   708,246         $ 9,227,470   $(5,199,577) $(3,654,960)  $(286,839)     $622,152
                              		      ===========         ===========   ===========  ===========   =========      ========

Cumulative interest sensitivity gap                       $ 9,227,470   $ 4,027,893  $   372,933   $  86,094      $708,246
                                                 							  ===========   ===========  ===========   =========      ========
Percentage of hedge-adjusted
  interest-earning assets to
  interest-bearing liabilities             101.52%
Percentage of cumulative interest
  sensitivity gap to total assets            1.40%

                                         12

     The following table presents the interest rates and spreads at the end of the periods indicated:


				                                   March 31,      December 31,
		                                   			 1994            1993
                            				       --------       ------------
Average yield on:
  Loans                                 6.43%            6.53%
  MBS                                   6.35             6.33

  Total loans and MBS                   6.41             6.50

  Investment securities                 4.03             3.83

    Interest-earning assets             6.27             6.33

Average rate paid on:

  Deposits                              3.04             3.14

  Borrowings:
    Short-term                          3.62             3.39
    FHLB and other                      6.41             6.44

  Total borrowings                      4.70 (1)         4.73 (1)

    Interest-bearing liabilities        3.36             3.44

Interest rate spread                    2.91             2.89

Net interest margin                     2.96             2.95

(1) Includes the effect of miscellaneous borrowing costs of approximately 0.23% and 0.46% as of March 31, 1994 and December 31, 1993,
    respectively.

ASSET QUALITY

     NONPERFORMING ASSETS AND POTENTIAL PROBLEM LOANS. A loan is generally placed on nonaccrual status when the Company becomes aware that the borrower has entered bankruptcy proceedings and the loan is delinquent, or when the loan is past due 90 days as to either principal or interest. The Company considers a loan to be impaired when, based upon current information and events, it believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," effective January 1, 1993. SFAS No. 114 does not apply to loans the Company collectively evaluates for impairment.

     The Company's impaired loans within the scope of SFAS No. 114 include nonaccrual multi-family and commercial and industrial real estate loans ("major loans"), excluding those collectively reviewed for impairment; troubled debt restructurings; and performing major loans and major loans less than 90 days delinquent in which full payment of principal and interest is not expected. The Company bases the measurement of these impaired loans on the fair value of the loan's collateral properties. At March 31, 1994, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $672.4 million and the total allowance for possible losses related to such loans was $72.7 million, compared to the recorded investment of $746.5 million and the related allowance for possible losses of $81.3 million at December 31, 1993.

     The following table presents nonperforming assets (nonaccrual loans and REO), troubled debt restructurings and other impaired major loans by type as of the dates indicated:


			                                   		  March 31,   December 31,   Increase
			                                   		    1994          1993      (Decrease)
                                    				 -----------  ------------  -----------
			                                          			 (dollars in thousands)
Nonaccrual loans:
   Single family                           $ 588,518     $ 568,550    $  19,968
   Multi-family                              126,007(1)    139,157(1)   (13,150)
   Commercial and industrial
      real estate                             44,272(2)     72,693(2)   (28,421)
                                   					   ---------     ---------    ---------
					                                        758,797       780,400      (21,603)
              		                     			   ---------     ---------    ---------

REO:
   Single family                             114,537        99,744       14,793
   Multi-family                               57,977        50,081        7,896
   Commercial and industrial
      real estate                             26,271        30,037       (3,766)
                                   					   ---------     ---------    ---------
		                                   			     198,785       179,862       18,923
	                                   				   ---------     ---------    ---------
Total nonperforming assets:
   Single family                             703,055       668,294       34,761
   Multi-family                              183,984       189,238       (5,254)
   Commercial and industrial
      real estate                             70,543       102,730      (32,187)
                                   					   ---------     ---------    ---------
       	 Total                             $ 957,582     $ 960,262    $  (2,680)
		                                   			   =========     =========    =========

Troubled debt restructurings:
   Multi-family                            $  72,688     $  73,271    $    (583)
   Commercial and industrial
      real estate                             11,950        27,480      (15,530)
                                    				   ---------     ---------    ---------
       	 Total                             $  84,638     $ 100,751    $ (16,113)
				                                   	   =========     =========    =========


Other impaired major loans:
   Multi-family                            $ 107,147     $ 118,276    $ (11,129)
   Commercial and industrial
      real estate                            280,101       272,768        7,333
                                   					   ---------     ---------    ---------
	                                   				   $ 387,248     $ 391,044    $  (3,796)
	                                   				   =========     =========    =========
Ratio of nonperforming assets
   to total assets                              1.89%         1.89%
                                   					   =========     =========

Ratio of nonperforming assets
   and troubled debt restructurings
   to total assets                              2.06%         2.09%
                                   					   =========      ========

Ratio of allowances for possible
   losses on loans and REO to
   nonperforming assets                        50.60%        49.21%
                                   					   =========      ========


(1)  Includes net recorded investment of impaired multi-family loans under SFAS No. 114 totaling $89.6 million and $109.9 million at March 31, 1994 and December 31, 1993, respectively.

(2)  Includes net recorded investment of impaired commercial and industrial real estate loans under SFAS No. 114 totaling $37.8 million and $62.7 million at March 31, 1994 and December 31, 1993, respectively.

     The following table presents nonperforming assets, troubled debt restructurings and other impaired loans by state at March 31, 1994:

			                        Nonperforming Assets
	            ----------------------------------------------------
			                                   		   Commercial
					                                          and                     Troubled          Other
	            Single Family   Multi-Family  Industrial                   Debt          Impaired
	             Residential    Residential   Real Estate    Total     Restructurings      Loans
	            -------------   ------------  -----------  ---------   --------------   -----------
                                  (in thousands)
California     $567,382        $148,439      $29,420    $745,241       $20,368         $333,442
New York         35,780          15,791       20,171      71,742        13,151           34,554
Florida          32,274            -             786      33,060         5,610             -
Illinois         12,908           3,583        4,789      21,280        29,293             -
Texas             7,171           3,986          621      11,778         6,818            4,036
Other            47,540          12,185       14,756      74,481         9,398           15,216
	              --------        --------      -------    --------       -------         --------
	              $703,055        $183,984      $70,543    $957,582       $84,638         $387,248
	              ========        ========      =======    ========       =======         ========

     Total nonperforming assets decreased slightly during the first quarter of 1994 to $957.6 million, or a ratio of nonperforming assets to total assets of 1.89%. Single family nonperforming assets increased $34.8 million or 5% during the first quarter of 1994 primarily due to an increase of $38.9 million in the state of California. Multi-family nonperforming assets decreased $5.3 million or 3% during the first quarter of 1994 reflecting the sale of nonaccrual loans in New York and New Jersey totaling $12.3 million. Commercial and industrial real estate nonperforming assets decreased $32.2 million or 31% during the first quarter of 1994 reflecting a decrease of $16.7 million in California and the sale of nonaccrual loans in New York and New Jersey totaling $14.3 million. Troubled debt restructurings decreased $16.1 million or 16% during the first quarter of 1994 primarily due to decreases in troubled debt restructurings secured by properties in Illinois ($9.4 million) and California ($4.1 million).

     The Company is continuing its efforts to reduce the amount of its nonperforming assets by aggressively pursuing loan delinquencies through the collection, workout and foreclosure processes and, if foreclosed, disposing rapidly of the REO. The Company sold $66.0 million of single family REO and $23.0 million of multi-family and commercial and industrial REO in the first quarter of 1994.

     ALLOWANCE FOR LOAN LOSSES. Management believes the Company's allowance for loan losses is adequate at March 31, 1994. The Company's process for evaluating the adequacy of the allowance for loan losses has three basic elements: first, the identification of problem loans; second, the establishment of appropriate loan loss allowances once individual specific problem loans are identified; and third, a methodology for estimating loan losses based on the inherent risk in the rest of the loan portfolio. Based upon this process, consideration of the current economic environment and other factors, management determines what it considers to be an appropriate allowance for loan losses.

     The changes in and a summary by type of the allowance for loan losses are as follows:


	                                          					Three Months Ended March 31,
		                                          				----------------------------
				                                          		  1994                1993
	                                           				--------            --------
                                          						   (dollars in thousands)
Beginning balance                               $438,786            $434,114
Provision for loan losses                         75,512              66,980
Allowance for loan losses on
  loans purchased                                   -                 20,365
					                                          	--------            --------
			                                          			 514,298             521,459
	                                          					--------            --------
Charge-offs:
  Single family                                  (26,065)            (76,028)(3)
  Multi-family                                   (19,160)(1)         (14,840)
  Commercial and industrial real estate          (21,190)(2)         (16,395)
  Credit cards                                      -                 (2,050)
			                                          			--------            --------
		                                          				 (66,415)           (109,313)
  Recoveries                                       5,254               4,898
				                                          		--------            --------
    Net charge-offs                              (61,161)           (104,415)
	                                          					--------            --------
Ending balance                                  $453,137            $417,044
	                                          					========            ========
Ratio of net charge-offs to average
  loans and MBS outstanding during
  the periods (annualized)                          0.55%               0.97%
                                          						    ====                ====


(1) Includes charge-offs of $8.7 million due to the sale of nonaccrual loans on multi-family properties located in New York and New Jersey.

(2) Includes charge-offs of $13.4 million due to the sale of nonaccrual loans on commercial and industrial properties in New York and New Jersey.

(3) Includes charge-offs of $37.8 million due to the sale of nonaccrual loans on single family properties located in New York and Connecticut.

			                           March 31, 1994        December 31, 1993
                     			   --------------------   ---------------------
		                            		      % of Loan               % of Loan
				                                   and MBS                 and MBS
                     			   Allowance  Portfolio   Allowance   Portfolio
                      		   ---------  ---------   ---------   ---------
				                                  (dollars in thousands)
Single family               $170,516     0.48%    $155,516       0.43%
Multi-family                 158,210     2.09      145,097       2.00
Commercial and
  industrial
  real estate                124,411     6.69      138,173       6.90
                     			    --------              ---------
	                     		    $453,137     1.01     $438,786       0.97
		                     	    ========              =========

                                        17

     The $30.0 million provision for losses during the first quarter of 1994 related to the Northridge earthquake was based on the Company's appraisals of its major loan properties and a review of the damage assessment of single family loan properties in the earthquake area. This information was used in estimating the probability of foreclosures and the ultimate cost to the Company. The Company has approximately 32,000 single family loans and 2,800 multi-family loans in the earthquake area, and received calls for assistance from 4,200 single family homeowners and 588 multi-family owners. The Company was able to provide assistance to many of its affected borrowers through deferred payments and special loan programs.

     It is possible that the Company's delinquent, nonaccrual and impaired loans and REO may increase and that the Company may experience additional losses with respect to its real estate loan portfolio. Although the Company has taken this possibility into consideration in establishing its allowance for possible loan losses, future events may warrant changes to the allowance.

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity consists of cash, cash equivalents and certain marketable securities which are not committed, pledged or required to liquidate specific liabilities. The liquidity portfolio, totaling approximately $3.2 billion at March 31, 1994, decreased $139.9 million or 4% from December 31, 1993 primarily due to a net reduction in deposits of $282.6 million, partially offset by a net increase of $65.2 million in borrowings during the first quarter of 1994. Regulations of the Office of Thrift Supervision ("OTS") require each savings institution to maintain, for each calendar month, an average daily balance of liquid assets equal to at least 5% of the average daily balance of its net withdrawable accounts plus short-term borrowings during the preceding calendar month. OTS regulations also require each savings institution to maintain, for each calendar month, an average daily balance of short-term liquid assets (generally those having maturities of 12 months or less) equal to at least 1% of the average daily balance of its net withdrawable accounts plus short-term borrowings during the preceding calendar month. For March 1994 the average liquidity and average short-term liquidity ratios of Home Savings were 5.37% and 5.14%, respectively.

     Sources of additional liquidity consist primarily of positive cash flows generated from operations, the collection of principal payments and prepayments on loans and MBS, increases in deposits and borrowings and issuances of equity securities. Positive cash flows are also generated through the sale of MBS, loans and other assets for cash. Sources of borrowings may include borrowings from the FHLB, commercial paper and public debt issuances, borrowings under reverse repurchase agreements, commercial bank lines of credit and, under certain conditions, direct borrowings from the Federal Reserve System. The principal sources of cash inflows during the first quarter of 1994 were principal payments and prepayments on loans and MBS, proceeds from sales of loans and MBS and proceeds from short-term and FHLB and other borrowings.

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

     LOANS RECEIVABLE. The Company's primary use of cash is to fund internally generated mortgage loans. During the first quarter of 1994 cash of $2.1 billion was used to originate loans. Gross loan originations of $2.3 billion in the first quarter of 1994 included approximately $2.0 billion of ARMs with an average spread of 251 basis points above COFI and $347.2 million of fixed rate loans. Fixed rate loans originated and designated for sale represented approximately 14% of single family loan originations in the first quarter of 1994. In addition, during the first quarter of 1994 the Company originated $91.5 million of 15-year fixed rate single family loans which were funded in part with a series of FHLB advances. These loans are intended to be held to maturity. Principal payments on loans increased less than 1% to $924.9 million in the first quarter of 1994 from $917.5 million in the first quarter of 1993.

     During the first quarter of 1994 the Company sold loans totaling $387.3 million. The Company designates certain loans as held for sale, including most of its fixed rate originations. At March 31, 1994 the Company had $49.4 million of loans available for sale.

     At March 31, 1994 the Company was committed to fund mortgage loans totaling $777.4 million, including $726.4 million or 93% in ARMs. The Company expects to fund such loans from its liquidity sources.

     MBS. During the first quarter of 1994 the Company sold $400.2 million of COFI MBS and purchased $96.1 million of short-term fixed rate collateralized mortgage obligations. The Company designates certain MBS as available for sale, including virtually all ARM MBS issued or guaranteed by
government sponsored enterprises and certain other MBS.   At December 31,
1993 the Company had $2.4 billion of MBS available for sale.

     During the first quarter of 1994 the Company securitized $3.7 billion of ARMs into AAA rated private placement mortgage pass-through securities which can be used as collateral for borrowings. The Company has the intent and ability to hold these MBS until maturity.

     DEPOSITS. Savings deposits decreased $282.6 million or less than 1% to $37.7 billion during the first quarter of 1994 reflecting a net deposit outflow.

     The Company intends to continue consideration of branch purchases and sales as opportunities to consolidate the Company's presence in its key strategic markets. At March 31, 1994, 58% of the Company's total deposits were in California, unchanged from December 31, 1993.

     BORROWINGS. Borrowings increased $65.2 million or less than 1% to $8.9 billion during the first quarter of 1994 reflecting increases in short-term borrowings of $498.5 million, partially offset by a decrease in FHLB and other borrowings of $429.3 million.

     In February 1994 Home Savings issued $200 million of Floating Rate Notes due February 9, 1996. In addition, Home Savings borrowed a total of $302.6 million in February 1994 from the FHLB. These floating rate FHLB Notes are due in February 1997. Such borrowings partially offset a decrease in FHLB advances of $929.2 million in the first quarter of 1994.

     CAPITAL. Stockholders' equity decreased $4.5 million or less than 1% during the first quarter of 1994 principally due to dividends paid to common and preferred stockholders of $38.3 million and a net decrease of $22.5 million in the net unrealized gain on securities available for sale, partially offset by net earnings of $55.4 million. The aggregate unrealized loss at March 31, 1994 was $1.0 million.

     The OTS has adopted regulations (the "Capital Regulations") that contain a three-part capital standard requiring savings institutions to maintain "core" capital of at least 3% of adjusted total assets, tangible capital of at least 1.5% of adjusted total assets and risk-based capital of at least 8% of risk-weighted assets. Special rules govern the ability of savings institutions to include in their capital computations supervisory goodwill and investments in subsidiaries engaged in activities not permissible for national banks, such as real estate development. In addition, effective July 1, 1994, institutions whose exposure to interest-rate risk as determined by the OTS is deemed to be above normal may be required to hold additional risk-based capital. If this interest-rate risk component had been in effect as of March 31, 1994, Home Savings believes it would not have had above-normal exposure to interest-rate risk.

     Home Savings is in compliance with the Capital Regulations. The following table shows the capital amounts and ratios of Home Savings as compared to the requirements of the Capital Regulations at March 31, 1994:

                                   					March 31, 1994
		                     -------------------------------------------------
			                        Home Savings             Capital Requirements
		                     --------------------         --------------------
                            				    (dollars in thousands)
Tangible capital       $2,485,521     5.00%         $  746,149     1.50%
Core capital           $2,672,058     5.37%         $1,492,298     3.00%
Risk-based capital     $3,758,562    12.82%         $2,348,359     8.00%

     The regulatory capital requirements applicable to Home Savings will become more stringent as the amount of Home Savings' supervisory goodwill and investment in real estate development subsidiaries includable in capital is phased out through December 31, 1994 and July 1, 1996, respectively.
Home Savings currently meets the requirements of the Capital Regulations assuming the present application of the full phase-out provisions. At March 31, 1994 the capital ratios computed on this more stringent, "fully phased-in" basis were 4.78% for core and tangible capital and 11.91% for risk-based capital.

     The OTS has proposed certain amendments to the Capital Regulations. The Company is unable to predict whether, or in what form, the proposed amendments to the Capital Regulations will ultimately be adopted. Accordingly, the Company is unable to predict whether Home Savings would be in compliance with any higher capital requirement resulting from such amendments.

PART II.   OTHER INFORMATION



Item 6.      Exhibits and Reports on Form 8-K.
           		--------------------------------

	(a)     Exhibits.

		11  Statement of Computation of Earnings per Share.


	(b)     Reports on Form 8-K.

		The Registrant filed with the Commission a Current Report on Form 8-K dated February 9, 1994 with respect to the Registrant's earnings for the quarter and year ended December 31, 1993.

			       SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:               , 1994           H. F. Ahmanson & Company
      -----------


                              					/s/    Kevin M. Twomey
		                          		     ----------------------------
				                               Kevin M. Twomey
				                               Executive Vice President and
				                               Chief Financial Officer
                          				     (Authorized Signer)



                              					/s/    George Miranda
                            		     ----------------------------
				                               George Miranda
                            		     First Vice President and
			                          	     Principal Accounting Officer

EXHIBIT INDEX


	Exhibit                                              Sequentially
	Number                    Description                Numbered Page
	-------                   -----------                -------------


	  11            Statement of Computation of Earnings
	                		 per Share.                               24