Form 10-Q
period 1994-06-30
AHMANSON H F & CO /DE/
filed 1994-08-15
CIK 771667

                                 FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.   20549

         		(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               for the quarterly period ended June 30, 1994

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

                         H.F. AHMANSON & COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       	            Delaware                    	   95-0479700
       ------------------------------             ----------------
      (State or other jurisdiction of             (I.R.S. Employer
       incorporation or organization)            Identification No.)

      4900 Rivergrade Road, Irwindale, California    	        91706
      -------------------------------------------          ----------
      (Address of principal executive offices)             (Zip Code)

      Registrant's telephone number, including area code. (818) 960-6311
                                                           -------------
                      Exhibit Index appears on page:   28

               Total number of sequentially numbered pages:  44

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X    No      .
     -----     -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1994: $.01 par value - 116,945,815 shares.

                         PART I.    FINANCIAL INFORMATION



Item 1.	Financial Statements.
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

H.F. AHMANSON & COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited) (in thousands)

ASSETS                                            June 30, 1994     December 31, 1993
- - ------                                            -------------     -----------------
Cash and amounts due from banks                   $   775,490           $   843,944
Securities purchased under
   agreements to resell                             1,615,896             2,637,677
Other short-term investments                           60,703                48,507
                                                  -----------           -----------
  Total cash and cash equivalents                   2,452,089             3,530,128
Other investment securities                           343,596                11,524
Investment in stock of Federal Home
  Loan Bank (FHLB)                                    423,185               364,392
Mortgage-backed securities (MBS)
  held to maturity [market value
  $7,521,508 (June 30, 1994) and
  $4,148,131 (December 31, 1993)]                   7,721,152             4,064,128
MBS available for sale [amortized cost
  $2,752,046 (June 30, 1994) and
  $2,818,401 (December 31, 1993)]                   2,723,730             2,855,869
Loans receivable less allowance for
  possible losses of
  $447,098 (June 30, 1994) and
  $438,786 (December 31, 1993)                     35,742,447            37,529,079
Loans held for sale [market value
  $6,566 (June 30, 1994) and
  $175,378 (December 31, 1993)]                         6,490               175,289
Accrued interest receivable                           195,119               166,848
Real estate held for development and
  investment (REI) less allowance for
  possible losses of
  $285,404 (June 30, 1994) and
  $341,705 (December 31, 1993)                        411,906               443,657
Real estate owned held for sale (REO) less
  allowance for possible losses of
  $58,297 (June 30, 1994) and
  $66,453 (December 31, 1993)                         189,169              179,862
Premises and equipment                                664,768              673,879
Goodwill                                              399,870              428,444
Other assets                                          296,672              399,403
Income taxes                                           23,188               48,743
                                                  -----------          -----------
                                                  $51,593,381          $50,871,245
                                                  ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
- - ------------------------------------
Deposits                                          $37,631,543          $38,018,653
Short-term borrowings under agreements
  to repurchase securities sold                     5,311,468            4,807,767
Other short-term borrowings                           120,000              169,854
FHLB and other borrowings                           4,466,265            3,901,724
Other liabilities                                   1,098,387            1,024,216
                                                  -----------          -----------
  Total liabilities                                48,627,663           47,922,214
Stockholders' equity                                2,965,718            2,949,031
                                                  -----------          -----------
                                                  $51,593,381          $50,871,245
                                                  ===========          ===========




H.F. AHMANSON & COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(dollars in thousands except per share data)


                                                   For the Three Months Ended       For the Six Months Ended
                                                           June 30,                         June 30,
                                                 ----------------------------     ----------------------------
                                                    1994             1993            1994             1993
                                                 ------------    ------------     ------------    ------------
Interest income:
  Interest on real estate loans                  $    548,572    $    681,295     $  1,135,715    $  1,357,310
  Interest on MBS                                     160,406          63,981          284,572         130,403
  Interest and dividends on investments                33,722          21,811           61,165          45,558
                                                 ------------    ------------     ------------    ------------
      Total interest income                           742,700         767,087        1,481,452       1,533,271
                                                 ------------    ------------     ------------    ------------

Interest expense:
  Deposits                                            287,315         329,920          578,362         669,332
  Short-term borrowings                                52,441          26,871           95,776          53,642
  FHLB and other borrowings                            66,063          65,081          119,828         125,304
                                                 ------------    ------------     ------------    ------------
      Total interest expense                          405,819         421,872          793,966         848,278
                                                 ------------    ------------     ------------    ------------
      Net interest income                             336,881         345,215          687,486         684,993
Provision for loan losses                              33,069         437,854          108,581         504,834
                                                 ------------    ------------     ------------    ------------
      Net interest income (loss) after
        provision for loan losses                     303,812         (92,639)         578,905         180,159
                                                 ------------    ------------     ------------    ------------
Other income:
  Gain on sales of MBS                                   -              3,289            4,868           3,289
  Gain (loss) on sales of loans                        (6,254)         16,957          (10,035)         31,462
  Loan servicing income                                14,994          14,767           31,018          30,521
  Other fee income                                     27,414          29,620           54,299          58,925
  Operations of REI                                    (4,775)       (170,597)         (10,292)       (187,378)
  Other operating income                                  725           2,219            2,150           3,774
                                                 ------------    ------------     ------------    ------------
                                                       32,104        (103,745)          72,008         (59,407)
                                                 ------------    ------------     ------------    ------------
Other expenses:
  General and administrative expenses (G&A)           185,913         200,979          377,682         398,315
  Operations of REO                                    21,857          80,059           48,935         132,312
  Amortization of goodwill                              5,750           6,761           11,981          13,463
                                                 ------------    ------------     ------------    ------------
                                                      213,520         287,799          438,598         544,090
                                                 ------------    ------------     ------------    ------------
Earnings (loss) before provision for
  income taxes (benefit)                              122,396        (484,183)         212,315        (423,338)
Provision for income taxes (benefit)                   48,855        (193,201)          83,419        (165,212)
                                                 ------------    ------------     ------------    ------------
Net earnings (loss)                              $     73,541    $   (290,982)    $    128,896    $   (258,126)
                                                 ============    ============     ============    ============
Earnings (loss) per common share:
  Primary                                        $       0.52    $      (2.55)    $       0.88    $      (2.33)
  Fully diluted                                          0.51           (2.55)            0.87           (2.33)

Common shares outstanding, weighted average:
  Primary                                         117,198,628     117,161,634      117,205,981     117,215,675
  Fully diluted                                   129,071,985     117,161,634      129,102,867     117,215,675


Return on average assets                                 0.58%          (2.33)%           0.51%          (1.04)%
Return on average equity                                 9.97          (40.71)            8.72          (18.19)
Return on average tangible equity*                      12.51          (47.48)           11.12          (20.65)
Ratio of G&A expenses to average assets                  1.46            1.61             1.49            1.60

*Net earnings excluding amortization of goodwill as a percentage of average equity excluding goodwill.

H.F. AHMANSON & COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)



                                                                                 For The Six
                                                                            Months Ended June 30,
                                                                           ------------------------
                                                                              1994         1993
                                                                           -----------  -----------
Cash flows from operating activities:
 Net earnings (loss)                                                       $   128,896  $  (258,126)
 Adjustments to reconcile net earnings (loss) to net cash
  provided by operating activities:
   Provision for losses on loans and real estate                               136,495      754,499
   Proceeds from sales of loans originated for sale                            472,155    1,171,063
   Loans originated for sale                                                  (329,411)    (974,129)
   Loans repurchased from investors                                            (39,375)    (175,099)
   Other, net                                                                  266,479      (51,817)
                                                                           -----------  -----------
    Net cash provided by operating activities                                  635,239      466,391
                                                                           -----------  -----------

Cash flows from investing activities:
 Proceeds from sales of MBS available for sale                                 405,069       83,194
 Proceeds from sales of nonaccrual loans                                        57,700       63,004
 Principal payments on loans                                                 1,741,861    2,073,663
 Principal payments on MBS                                                     574,186      430,408
 Loans originated for investment (net of refinances)                        (4,413,198)  (3,617,518)
 MBS purchased                                                                (518,810)    (119,907)
 Loans purchased                                                                (1,898)  (1,060,652)
 Other investment securities purchased                                        (332,630)        (623)
 Proceeds from sales of REO                                                    150,895      270,967
 Other, net                                                                     75,829       17,302
                                                                           -----------  -----------
    Net cash used in investing activities                                   (2,260,996)  (1,860,162)
                                                                           -----------  -----------
Cash flows from financing activities:
 Net decrease in deposits                                                     (387,110)    (794,754)
 Net deposits purchased                                                           -         100,546
 Net increase in borrowings maturing in 90 days or less                        450,884      982,897
 Proceeds from other borrowings                                              2,110,162    8,200,003
 Repayment of other borrowings                                              (1,549,564)  (6,613,788)
 Net proceeds from issuance of Preferred Stock                                    -         188,403
 Dividends to stockholders                                                     (76,654)     (64,515)
                                                                           -----------  -----------
    Net cash provided by financing activities                                  547,718    1,998,792
                                                                           -----------  -----------
Net increase (decrease) in cash and cash equivalents                        (1,078,039)     605,021

Cash and cash equivalents at beginning of period                             3,530,128    1,955,590
                                                                           -----------  -----------
Cash and cash equivalents at end of period                                 $ 2,452,089  $ 2,560,611
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

                                   OVERVIEW

     During the second quarter of 1994 the Company recorded improved earnings due to improving asset quality, reduced general and administrative expenses, and asset growth.

     The 1994 second quarter earnings were $73.5 million, or $0.51 per fully diluted common share, an improvement of 33% over the 1994 first quarter. In the 1994 first quarter, the Company earned $55.4 million, or $0.36 per fully diluted common share, after setting aside $30 million, or $0.14 per fully diluted common share on a net after tax basis, as a special addition to the allowance for loan losses related to an estimate of real property losses sustained by its borrowers due to the Northridge earthquate in January. The loss of $291.0 million, or $2.55 per fully diluted common share, in the second quarter of 1993 reflected the decision to sell $1.2 billion of nonaccrual loans and other steps taken by the Company during that period to position itself for future opportunities. In the first six months of 1994, the Company earned $128.9 million, or $0.87 per fully diluted common share, compared to a loss of $258.1 million, or $2.33 per fully diluted common share, in the first six months of 1993.

     Net interest income totaled $336.9 million for the second quarter of 1994 compared to $350.6 million in the first quarter of 1994 and $345.2 million in the second quarter of 1993. The declines in net interest income are primarily due to the reduction in the net interest margin from 3.00% in the second quarter of 1993 and 2.96% in the first quarter of 1994 to 2.81% in the second quarter of 1994. This margin compression principally reflects the timing difference between the repricing of the lagging 11th District Cost of Funds Index, to which the bulk of the Company's assets are tied, and the repricing of the Company's deposits and borrowings in the increasing interest rate environment during the quarter. This margin compression may continue, especially if interest rates continue to rise.

     The Company continues to reduce nonperforming assets, which fell by $14.4 million in the second quarter to $943.2 million, or 1.83% of total assets at June 30, 1994. This is the lowest level of nonperforming assets since December 1990. In addition, the level of delinquent loans, those 30-59 and 60-89 days past due, continues to decline and loans in those categories reached their lowest levels since 1990.

     As the loan portfolio improves, credit costs decline. Total credit costs in the second quarter of 1994 were $54.9 million (loss provisions and REO expense) compared to $102.6 million in the first quarter of 1994, which included the $30 million special provision for earthquake-related losses, and $517.9 million in the second quarter of 1993, which reflected the decision to sell $1.2 billion of nonaccrual loans.

     During the second quarter of 1994, the Company sold, through a competitive sealed bid process, 479 single family nonaccrual loans with a loan balance of $44.6 million. Existing loss allowances were adequate to absorb the losses associated with the sale. The Company may, from time to time, offer additional packages of nonaccrual loans for competitive bid.

     The Company's primary loan product, the Adjustable Rate Mortgage ("ARM"), is very attractive to home purchasers in the present interest rate environment and gives the Company a competitive marketing advantage. As a result, the Company funded $5.2 billion of residential mortgages in the first half of 1994, of which 92% were ARMs. This ratio has increased dramatically from 77% for the year 1993 and as the current year progressed from 84% in January to 99% in June.

     The Company has initiated programs directed toward the first-time home buyer which involve higher loan-to-value ("LTV") ratios. Higher LTV loans (those involving downpayments of 10% or less) accounted for 16% of new mortgage business in the first half of 1994. The Company does not require private mortgage insurance on these loans and, to recognize the additional risks associated with higher LTV loans, these loans have higher contractual spreads and higher initial interest rates than loans with larger downpayments. The Company adheres to strict underwriting standards for these higher LTV loans.

     In addition, as rates have moved higher throughout the first half of 1994, amortization and prepayments on loans and mortgage-backed securities have slowed, thus contributing to growth in the portfolio on an annualized basis of 7% from year-end 1993.

     General and administrative expenses both in absolute dollars and as a percentage of average assets fell in the latest quarter when compared to the first quarter of 1994 and the second quarter a year ago, as the Company continues to exercise strict control of its operating expenses. The Company's stated goal was to achieve a ratio of G&A to average assets of 1.50% for 1994. The actual ratio of G&A to average assets for the first six months of 1994 was 1.49%. The Company continues to concentrate its efforts on future technology-generated savings in the manner in which it originates and services loans.

     During July 1994, Home Savings announced that it was purchasing $1.2 billion of deposits in the 30 branches of five Southern California thrifts at an average premium of approximately 2%. A total of 21 of these branches will be consolidated into nearby Home Savings branches, increasing the average size and efficiency of those branches. In addition, on July 25, 1994, Home
Savings announced that it had signed an agreement to sell approximately $1.5 billion of deposits in its 26 Savings of America branches in Illinois for a deposit premium of approximately 8.5%. The Company intends to continue and expand its mortgage lending business in the Chicago market.
                                    7

                            RESULTS OF OPERATIONS

Net Interest Income
- - -------------------
     Net interest income was $336.9 million in the second quarter of 1994, a decrease of $8.3 million or 2%, and was $687.5 million in the first six months of 1994, an increase of $2.5 million or less than 1%, compared to the same periods of 1993. The following tables present the Company's Consolidated Summary of Average Financial Condition and net interest income for the periods indicated. Average balances on interest-earning assets and interest-bearing liabilities are computed on a daily basis and other average balances are computed on a monthly basis. Interest income and expense and the related average balances include the effect of discounts or premiums. Nonaccrual loans are included in the average balances, however, delinquent interest on such loans has been excluded from interest income.

                                                                Three Months Ended June 30,
                                                ---------------------------------------------------------------
                                                             1994                             1993
                                                ------------------------------- -------------------------------
                                                  Average              Average    Average              Average
                                                  Balance    Interest    Rate     Balance    Interest    Rate
                                                ----------- ----------  ------  ----------- ----------  ------
                                                                      (dollars in thousands)
Interest-earning assets:
  Loans                                         $34,881,306  $ 548,572   6.29%  $40,187,783  $ 681,295   6.78%
  MBS                                            10,223,672    160,406   6.28     3,762,843     63,981   6.80
                                                -----------  ---------          -----------  ---------
     Total loans and MBS                         45,104,978    708,978   6.29    43,950,626    745,276   6.78
  Investment securities                           2,875,652     33,722   4.69     2,110,216     21,811   4.13
                                                -----------  ---------          -----------  ---------
  Interest-earning assets                        47,980,630    742,700   6.19    46,060,842    767,087   6.66
                                                             ---------                       ---------
Other assets                                      2,921,484                       3,962,924
                                                -----------                     -----------
            Total assets                        $50,902,114                     $50,023,766
                                                ===========                     ===========
Interest-bearing liabilities:
  Deposits                                      $37,443,943    287,315   3.07   $38,707,807    329,920   3.41
                                                -----------  ---------          -----------  ---------
  Borrowings:
     Short-term                                   5,156,044     52,441   4.07     3,379,073     26,871   3.18
     FHLB and other                               4,250,717     66,063   6.22     3,839,860     65,081   6.78
                                                -----------  ---------          -----------  ---------
     Total borrowings                             9,406,761    118,504   5.04     7,218,933     91,952   5.10
                                                -----------  ---------          -----------  ---------
  Interest-bearing liabilities                   46,850,704    405,819   3.46    45,926,740    421,872   3.67
                                                             ---------                       ---------
Other liabilities                                 1,101,692                       1,238,176
Stockholders' equity                              2,949,718                       2,858,850
                                                -----------                     -----------
            Total liabilities and
              stockholders' equity              $50,902,114                     $50,023,766
                                                ===========                     ===========
Excess interest-earning assets/
  Interest rate spread                          $ 1,129,926              2.73   $   134,102             2.99
                                                ===========                     ===========
Net interest income/
  Net interest margin                                        $ 336,881   2.81                $ 345,215  3.00
                                                             =========                       =========

                                                                   Six Months Ended June 30,
                                                ---------------------------------------------------------------
                                                             1994                             1993
                                                ------------------------------- -------------------------------
                                                  Average              Average    Average              Average
                                                  Balance    Interest    Rate     Balance    Interest    Rate
                                                ----------- ----------- ------  ----------- ----------- ------
                                                                      (dollars in thousands)
Interest-earning assets:
  Loans                                         $36,007,754  $1,135,715  6.31%  $39,682,535  $1,357,310  6.84%
  MBS                                             8,784,467     284,572  6.48     3,838,374     130,403  6.79
                                                -----------  ----------         -----------  ----------
     Total loans and MBS                         44,792,221   1,420,287  6.34    43,520,909   1,487,713  6.84
  Investment securities                           2,889,313      61,165  4.23     2,244,369      45,558  4.06
                                                -----------  ----------         -----------  ----------
  Interest-earning assets                        47,681,534   1,481,452  6.21    45,765,278   1,533,271  6.70
                                                             ----------                      ----------
Other assets                                      2,960,618                       3,901,008
                                                -----------                     -----------
            Total assets                        $50,642,152                     $49,666,286
                                                ===========                     ===========
Interest-bearing liabilities:
  Deposits                                      $37,614,200     578,362  3.08   $38,813,324    669,332   3.45
                                                -----------  ----------         -----------  ----------
  Borrowings:
     Short-term                                   5,187,306      95,776  3.69     3,324,877     53,642   3.23
     FHLB and other                               3,806,168     119,828  6.30     3,561,832    125,304   7.04
                                                -----------  ----------         -----------  ----------
     Total borrowings                             8,993,474     215,604  4.79     6,886,709    178,946   5.20
                                                -----------  ----------         -----------  ----------
  Interest-bearing liabilities                   46,607,674     793,966  3.41    45,700,033    848,278   3.71
                                                             ----------                      ----------
Other liabilities                                 1,079,717                       1,127,693
Stockholders' equity                              2,954,761                       2,838,560
                                                -----------                     -----------
            Total liabilities and
              stockholders' equity              $50,642,152                     $49,666,286
                                                ===========                     ===========
Excess interest-earning assets/
  Interest rate spread                          $ 1,073,860              2.80   $    65,245             2.99
                                                ===========                     ===========
Net interest income/
  Net interest margin                                        $ 687,486   2.88                $ 684,993  2.99
                                                             =========                       =========

     The following table presents the changes for the second quarter and first six months of 1994 from the respective periods of 1993 in the interest income and expense attributable to various categories of assets and liabilities for the Company as allocated to changes in average balances and changes in average rates. Because of numerous and simultaneous changes in both balances and rates, it is not possible to allocate precisely the effects thereof. For purposes of this table, the change due to volume is initially calculated as the change in average balance multiplied by the average rate during the current period and the change due to rate is calculated as the change in average rate multiplied by the average balance during the preceding year's period. Any change that remains unallocated after such calculations is allocated proportionately to changes in volume and changes in rates.

                               Three Months Ended June 30,            Six Months Ended June 30,
                             --------------------------------    ----------------------------------
                                    1994 Versus 1993 -                   1994 Versus 1993 -
                                Increase (Decrease) Due to           Increase (Decrease) Due to
                             ---------------------------------   ----------------------------------
                              Volume       Rate        Total       Volume       Rate       Total
                             ---------   ---------   ---------   ----------  ----------  ----------
                                                        (in thousands)
Interest income on:
  Loans                       $(83,475)   $(49,248)  $(132,723)  $(116,200)  $(105,395)  $(221,595)
  MBS                          101,311      (4,886)     96,425     160,113      (5,944)    154,169
  Investments                    8,961       2,950      11,911      13,692       1,915      15,607
                              --------    --------   ---------   ---------   ---------   ---------
    Total interest income       26,797     (51,184)    (24,387)     57,605    (109,424)    (51,819)
                              --------    --------   ---------   ---------   ---------   ---------
Interest expense on:
  Deposits                      (9,701)    (32,904)    (42,605)    (18,610)    (72,360)    (90,970)
  Short-term borrowings         18,061       7,509      25,570      34,464       7,670      42,134
  FHLB and other borrowings      6,193      (5,211)        982       7,689     (13,165)     (5,476)
                              --------    --------   ---------   ---------   ---------   ---------
    Total interest expense      14,553     (30,606)    (16,053)     23,543     (77,855)    (54,312)
                              --------    --------   ---------   ---------   ---------   ---------
          Net interest income $ 12,244    $(20,578)  $  (8,334)  $  34,062   $ (31,569)  $   2,493
                              ========    ========   =========   =========   =========   =========

     The decrease of $8.3 million or 2% in net interest income in the second quarter of 1994 resulted from a decrease of 19 basis points in the net interest margin to 2.81% for the second quarter of 1994 from 3.00% for the second quarter of 1993, partially offset by an increase of $1.9 billion in average interest-earning assets. The increase of $2.5 million, or less than 1%, in net interest income for the first six months of 1994 as compared to the same period of 1993 relects an increase of $1.9 billion in average interest-earning assets, substantially offset by a decline of 11 basis points in the net interest margin to 2.88% for the 1994 period from 2.99% for the 1993 period. The increases in average interest-earning assets were funded with interest-bearing liabilities, sales of REO and issuances of the Company's Preferred Stock.

     Net interest income and the net interest margin benefited from improvements in the credit quality of the Company's mortgage portfolio. Provisions for losses of delinquent interest related to nonaccrual loans of $10.1 million and $17.9 million in the second quarter of 1994 and 1993, respectively, had the effect of reducing the net interest margin by eight basis points and 15 basis points in the respective periods. Such provisions came to $21.4 million in the first six months of 1994 and $41.9 million in the first six months of 1993, reducing the net interest margin by nine basis points and 19 basis points, respectively.
                                          10

     The Company has a continuing goal of maintaining its cost of funds below the monthly weighted average cost of funds for Federal Home Loan Bank ("FHLB") Eleventh District savings institutions as computed by the FHLB of San Francisco ("COFI"). The Company's cost of funds was 27 basis points and 44 basis points below the average of COFI of 3.73% and 4.11% during the second quarters of 1994 and 1993, respectively. During the first six months of 1994 and 1993, the Company's cost of funds was 30 basis points and 50 basis points below the average of COFI of 3.71% and 4.21% for the respective 1994 and 1993 periods.

     The compression in the net interest margin for the 1994 second quarter and six month periods partially reflects the lag between changes in COFI to which a majority of the Company's interest-earning assets are tied and changes in the repricing of the Company's interest-bearing liabilities. The compression was diminished by actions taken in the last half of 1993 and the first six months of 1994 to reduce the Company's sensitivity to upward rate movement, including extending maturities and lengthening interest rate repricing terms on borrowings, and strategic rate changes on certain deposits.

     The Company believes that its net interest income is somewhat insulated from interest rate fluctuations within a fairly wide range primarily due to the adjustable rate nature of its loan and MBS portfolio. However, additional increases in rates could contribute to further compression of the net interest margin. In addition, substantially all ARMs originated since 1981 have maximum and minimum interest rates and all ARMs originated after 1987 have a maximum interest rate. Such maximum interest rates could also contribute to compression of the net interest margin. For information regarding the Company's strategies related to changes in interest rates, see "Financial Condition - Asset/Liability Management."

Provision for Loan Losses
- - -------------------------
     For the second quarters of 1994 and 1993, the provision for loan losses was $33.1 million and $437.9 million, respectively, a decrease of $404.8 million or 92%. The provision for loan losses was $108.6 million in the first six months of 1994 compared to $504.8 million in the first six months of 1993, a decrease of $396.2 million or 78%. The provision for the first six months of 1994 includes $30 million representing the Company's estimated losses from real property damage sustained by its borrowers in the Northridge, California earthquake in January 1994. The decreases in the provisions from the 1993 periods reflect, among other things, provisions for losses related to the second quarter 1993 decision to sell $1.2 billion of delinquent, nonaccruing single family loans. For additional information regarding the allowance for possible loan losses, see "Financial Condition - Asset Quality - Allowance for Loan Losses."

Other Income
- - ------------
     Gain on Sales of MBS. There were no MBS sold during the second quarter of 1994, compared to MBS totaling $79.9 million sold in the second quarter of 1993 for a pre-tax gain of $3.3 million. During the first six months of 1994, MBS totaling $400.2 million were sold for a pre-tax gain of $4.9 million, compared to a pre-tax gain of $3.3 million on sales of MBS totaling $79.9 million in the first six months of 1993.
                                           11

     Gain (Loss) on Sales of Loans. During the second quarter of 1994, loans originated for sale totaling $113.1 million were sold for a pre-tax loss of $6.3 million as compared to such loans totaling $659.7 million sold for a pre-tax gain of $17.0 million in the second quarter of 1993. In the first six months of 1994, loans originated for sale totaling $480.6 million were sold for a pre-tax loss of $10.0 million compared to such loans totaling $1.1 billion sold for a pre-tax gain of $31.5 million in the first six months of 1993. The losses in the current year periods reflect the reduced demand in the secondary market for fixed rate loans, most of which the Company originates for sale, and adjustments to the gains on loans previously sold with recourse.

     Other Fee Income. Other fee income decreased $2.2 million or 7% to $27.4 million in the second quarter of 1994 and decreased $4.6 million or 8% to $54.3 million in the first six months of 1994 as compared to the same periods of 1993. The decreases were primarily due to reductions in credit card fees, resulting from the sale of the credit card portfolio in the fourth quarter of 1993, commission income from investment and insurance services and late charges reflecting decreases in loan delinquencies.

     Operations of REI. Losses from operations of REI decreased $165.8 million or 97% to $4.8 million in the second quarter of 1994 compared to the second quarter of 1993 primarily due to a decrease of $158.8 million in the provision for losses. Losses from operations of REI decreased $177.1 million or 95% to $10.3 million for the first six months of 1994 as compared to the same period of 1993 primarily due to a decrease of $169.1 million in provision for losses. The Company's net book value of REI decreased $31.8 million or 7% to $411.9 million at June 30, 1994 from $443.7 million at December 31, 1993. The allowance for possible losses on REI was $285.4 million, or 40.9% of gross book value of REI at June 30, 1994 compared to $341.7 million, or 43.5% of gross book value of REI at December 31, 1993.

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

Other Expenses
- - --------------
     G&A Expenses. G&A expenses decreased $15.1 million or 7% to $185.9 million in the second quarter of 1994 and $20.6 million or 5% to $377.7 million in the first six months of 1994 as compared to the same periods of 1993, reflecting the continued strict control of operating expenses and reductions in personnel costs related to lower levels of nonperforming assets. The ratio of G&A expenses to average assets (the "G&A ratio") decreased to 1.46% in the second quarter of 1994 compared to 1.61% in the second quarter of 1993, reflecting the 7% decrease in G&A expenses and a 2% increase in average assets. The G&A ratios for the first six months of 1994 and 1993 were 1.49% and 1.60%, respectively, which reflects the 5% decrease in G&A expenses and a 2% increase in average assets.

     Operations of REO. Losses from operations of REO decreased $58.2 million or 73% to $21.9 million in the second quarter of 1994 compared to the same period of 1993 due to decreases in the provision for losses of $38.4 million, net losses on sales of $16.1 million and net operating expenses of $3.7 million. For the comparable six month periods, the decrease of $83.4 million or 63% to $48.9 million in the operations of REO reflects decreases in the provision for losses of $52.6 million, net losses on sales of $25.2 million and operating expenses of $5.6 million.

     The lower losses in the 1994 periods reflect a reduction in foreclosures as a result of the sales of nonaccrual loans in 1993 and the first six months of 1994 and improving credit quality. For additional information regarding REO, see "Financial Condition - Asset Quality - Nonperforming Assets and Potential Problem Loans."

     Provision for Income Taxes (Benefit). The changes in the provision for income taxes (benefit) primarily reflect the changes in pre-tax earnings
(loss) between the comparable periods. The effective tax (benefit) rates for the second quarters of 1994 and 1993 were 39.9% and (39.9)%, respectively. For the comparable six month periods, the effective tax (benefit) rates were 39.3% in 1994 and (39.0)% in 1993, reflecting management's estimate of the Company's full year tax provision (benefit).

                             FINANCIAL CONDITION

     During the first six months of 1994 the Company's consolidated assets increased $722.1 million or 1% to $51.6 billion from $50.9 billion at December 31, 1993. The Company's primary asset generation business continues to be the origination of loans on residential real estate properties. The Company originated $5.2 billion in loans in the first six months of 1994 compared to $5.1 billion in the first six months of 1993. Loans on single family homes (one-to-four units) accounted for 80% of the total loan origination volume in the first six months of 1994, with the balance on multi-family residential properties, and 92% were ARMs. Mortgage refinances accounted for 41.5% of the Company's originations in the first six months of 1994.

     In the first six months of 1994, 72% of loan originations were on properties located in California. At June 30, 1994, approximately 96% of the loan and MBS portfolio was secured by residential properties, including 79% secured by single family properties.

     The following table summarizes the Company's gross mortgage portfolio by state and property type at June 30, 1994:

                     Single Family          Multi-Family           Commercial and
                      Properties             Properties         Industrial Properties           Total
                ---------------------- ----------------------  ----------------------- -----------------------
                   Gross                  Gross                   Gross                  Gross
                  Mortgage    % of      Mortgage     % of        Mortgage     % of      Mortgage      % of
State              Loans    Portfolio     Loans    Portfolio      Loans     Portfolio    Loans      Portfolio
- - -----           ----------- ---------- ----------- ----------  ------------ ---------- -----------  ----------
                                                    (dollars in thousands)
California      $26,646,789   72.28%   $7,100,202    89.57%    $1,302,580     70.69%   $35,049,571    75.15%
Florida           2,586,806    7.02        23,168     0.29          6,980      0.38      2,616,954     5.61
New York          1,954,996    5.30       300,953     3.80        246,981     13.40      2,502,930     5.37
Illinois          1,638,222    4.44       149,568     1.89         18,436      1.00      1,806,226     3.87
Texas               838,319    2.27        81,990     1.03         42,282      2.29        962,591     2.06
Other             3,203,999    8.69       271,488     3.42        225,428     12.24      3,700,915     7.94
                -----------            ----------              ----------              -----------
                $36,869,131   79.05%   $7,927,369    17.00%    $1,842,687      3.95%   $46,639,187   100.00%
                ===========            ==========              ==========              ===========

                                                    13

    The loan and MBS portfolio includes approximately $5.7 billion in mortgage loans that were originated with LTV ratios exceeding 80%, or 12.3% of the portfolio at June 30, 1994. Approximately 22.3% of loans originated during the first six months of 1994 had LTV ratios in excess of 80%, including 16.2% with LTV ratios of 90% or greater, all of which were loans on single family properties. The Company takes the additional risk of originating loans with LTV ratios in excess of 80% into consideration in its loan underwriting and pricing policies.

Asset/Liability Management
- - --------------------------
     One of the Company's primary business strategies continues to be the reduction of volatility in net interest income resulting from changes in interest rates. This is accomplished by managing the repricing characteristics of its interest-earning assets and interest-bearing liabilities. (Interest rate reset provisions of both assets and liabilities, whether through contractual maturity or through contractual interest rate adjustment provisions, are commonly referred to as "repricing terms.")

     In order to manage the interest rate risk inherent in its portfolios of interest-earning assets and interest-bearing liabilities, the Company has emphasized the origination of COFI ARMs for retention in the loan and MBS portfolio. At June 30, 1994, 94.2% of the Company's $46.2 billion loan and MBS portfolio consisted of ARMs principally indexed to COFI, compared to 93.6% of the $44.6 billion loan and MBS portfolio at December 31, 1993. The average contractual spread above COFI on the Company's COFI ARM portfolio was 2.41% at June 30, 1994, up three basis points from 2.38% at December 31, 1993.

     The Company's basic interest rate risk management strategy includes a goal of having the combined repricing terms of its interest-bearing liabilities not differ materially from those of the FHLB Eleventh District savings institutions in aggregate. Historically, the Company has maintained its cost of funds at a level below COFI. There can be no assurance that the differential between the Company's cost of funds and COFI will remain at historical levels. In a period of rising market interest rates, the favorable differential between the Company's cost of funds and COFI could decline, which could result in compression of the Company's interest rate margin. Such a compression occurred during the first six months of 1994.

     The following table presents the components of the Company's interest rate sensitive asset and liability portfolios by repricing periods (contractual maturity as adjusted for frequency of repricing) as of June 30, 1994:

                                                                               Repricing Periods
                                                  Percent  ------------------------------------------------------------------
                                                    of        Within
                                        Balance    Total    6 Months   Months 7-12    1-5 Years    5-10 Years   Years Over 10
                                      ----------- ------- -----------  -----------   -----------   ----------   -------------
                                                                                (dollars in thousands)
Interest-earning assets:
Investment securities                 $ 2,443,380    5%   $ 2,110,015   $      -     $   279,720   $  53,645      $   -
Impact of hedging (LIBOR indexed
  amortizing swaps)                          -       -       (158,784)         -         158,784        -             -
                                      -----------  ---    -----------   ----------   -----------   ----------     -----------
    Total investment securities         2,443,380    5      1,951,231          -         438,504      53,645          -
                                      -----------  ---    -----------   ----------   -----------   ----------     -----------

Loans and MBS -
  MBS -
    ARMs                                9,204,469   19      8,813,489       390,980         -           -             -
    Other                               1,240,413    2           -             -         646,069      98,912         495,432
  Loans
    ARMs                               34,328,835   71     32,884,015          -       1,444,820        -             -
    Other                               1,420,102    3        256,548        55,470      348,795     338,690         420,599
  Impact of hedging (interest
    rate swaps)                              -       -      1,444,820          -      (1,444,820)       -             -
                                      -----------  ---    -----------   -----------  -----------   ---------      ----------
    Total loans and MBS                46,193,819   95     43,398,872       446,450      994,864     437,602         916,031
                                      -----------  ---    -----------   -----------  -----------   ---------      ----------
        Total interest-earning assets $48,637,199  100%   $45,350,103   $   446,450  $ 1,433,368   $ 491,247      $  916,031
                                      ===========  ===    ===========   ===========  ===========   =========      ==========
Interest-bearing liabilities:
Deposits -
  Transaction accounts                $14,391,047   30%   $14,391,047   $      -     $      -      $    -         $     -
  Term accounts                        23,240,496   49     12,261,451     5,886,565    5,073,716      18,738              26
                                      -----------   ---   -----------   -----------  -----------   ---------      ----------
    Total deposits                     37,631,543   79     26,652,498     5,886,565    5,073,716      18,738              26
                                      -----------   ---   -----------   -----------  -----------   ---------      ----------
Borrowings -
  Short-term                            5,431,468   12      5,431,468          -            -           -               -
  FHLB and other                        4,466,265    9      2,897,848        17,717      677,893     872,707             100
                                      -----------   ---   -----------   -----------  -----------   ---------      ----------
    Total borrowings                    9,897,733   21      8,329,316        17,717      677,893     872,707             100
                                      -----------   ---   -----------   -----------  -----------   ---------      ----------
        Total interest-bearing
          liabilities                 $47,529,276  100%   $34,981,814   $ 5,904,282  $ 5,751,609   $ 891,445      $      126
                                      ===========  ===    ===========   ===========  ===========   =========      ==========
Hedge-adjusted interest-earning
  assets more/(less) than
  interest-bearing liabilities        $ 1,107,923         $10,368,289   $(5,457,832) $(4,318,241)  $(400,198)     $  915,905
                                      ===========         ===========   ===========  ===========   =========      ==========

Cumulative interest sensitivity gap                       $10,368,289   $ 4,910,457  $   592,216   $ 192,018      $1,107,923
                                                          ===========   ===========  ===========   =========      ==========
Percentage of interest-earning assets
  to interest-bearing liabilities          102.33%
Percentage of cumulative interest
  sensitivity gap to total assets            2.15%


     The following table presents the interest rates and spreads at the end of the periods indicated:

                                       June 30,       December 31,
                                         1994            1993
                                       --------       ------------
Average yield on:
  Loans                                 6.37%            6.53%
  MBS                                   6.17             6.33

  Total loans and MBS                   6.32             6.50

  Investment securities                 4.92             3.83

    Interest-earning assets             6.25             6.33

Average rate paid on:

  Deposits                              3.14             3.14

  Borrowings:
    Short-term                          4.75             3.39
    FHLB and other                      5.85             6.44

  Total borrowings                      5.25 (1)         4.73 (1)

    Interest-bearing liabilities        3.58             3.44

Interest rate spread                    2.67             2.89

Net interest margin                     2.75             2.95

(1) Includes the effect of miscellaneous borrowing costs of approximately 0.48% and 0.46% as of June 30, 1994 and December 31, 1993,
    respectively.

Asset Quality
- - -------------
     Nonperforming Assets and Potential Problem Loans. A loan is generally placed on nonaccrual status when the Company becomes aware that the borrower has entered bankruptcy proceedings and the loan is delinquent, or when the loan is past due 90 days as to either principal or interest. The Company considers a loan to be impaired when, based upon current information and events, it believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," effective January 1, 1993. SFAS No. 114 does not apply to loans the Company collectively evaluates for impairment. The Company's impaired loans within the scope of SFAS No. 114 include nonaccrual multi-family and commercial and industrial real estate loans ("major loans"), excluding those collectively reviewed for impairment; troubled debt restructurings; and performing major loans and major loans less than 90 days delinquent ("other impaired major loans") which the Company believes will be collected in full, but which the Company believes it is probable will not be collected in accordance with the contractual terms of the loans. The Company continues to accrue interest on other impaired major loans since full payment of principal and interest is expected and such loans are performing or less than 90 days delinquent and therefore do not meet the criteria for nonaccrual status. The Company bases the measurement of impaired loans on the fair value of the loans' collateral properties in accordance with SFAS No. 114. At June 30, 1994, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $301.9 million and the total allowance for possible losses related to such loans was $35.7 million, compared to the
                                          16
recorded investment of $746.5 million and the related allowance for possible losses of $81.3 million at December 31, 1993.

     The following table presents nonperforming assets (nonaccrual loans and REO), troubled debt restructurings and other impaired major loans by type as of the dates indicated:

                                            June 30,    December 31,  Increase
                                             1994          1993      (Decrease)
                                          -----------   -----------  -----------
                                                 (dollars in thousands)
Nonaccrual loans:
   Single family                           $ 562,221     $ 568,550    $  (6,329)
   Multi-family                              143,218(1)    139,157(1)     4,061
   Commercial and industrial
      real estate                             48,588(2)     72,693(2)   (24,105)
                                           ---------     ---------    ---------
                                             754,027       780,400      (26,373)
                                           ---------     ---------    ---------
REO:
   Single family                             132,352        99,744       32,608
   Multi-family                               40,902        50,081       (9,179)
   Commercial and industrial
      real estate                             15,915        30,037      (14,122)
                                           ---------     ---------    ---------
                                             189,169       179,862        9,307
                                           ---------     ---------    ---------
Total nonperforming assets:
   Single family                             694,573       668,294       26,279
   Multi-family                              184,120       189,238       (5,118)
   Commercial and industrial
      real estate                             64,503       102,730      (38,227)
                                           ---------     ---------    ---------
         Total                             $ 943,196     $ 960,262    $ (17,066)
                                           =========     =========    =========
Troubled debt restructurings:
   Multi-family                            $  76,193     $  73,271    $   2,922
   Commercial and industrial
      real estate                             21,405        27,480       (6,075)
                                           ---------     ---------    ---------
         Total                             $  97,598     $ 100,751    $  (3,153)
                                           =========     =========    =========
Other impaired major loans:
   Multi-family                            $  30,031     $ 118,276    $ (88,245)
   Commercial and industrial
      real estate                             13,580       272,768     (259,188)
                                           ---------     ---------    ---------
                                           $  43,611     $ 391,044    $(347,433)
                                           =========     =========    =========
Ratio of nonperforming assets
   to total assets                              1.83%         1.89%
                                           =========     =========
Ratio of nonperforming assets
   and troubled debt restructurings
   to total assets                              2.02%         2.09%
                                           =========      ========
Ratio of allowances for possible
   losses on loans and REO to
   nonperforming assets                        50.46%        49.21%
                                           =========      ========

(1)  Includes net recorded investment of impaired multi-family loans under SFAS No. 114 totaling $87.1 million and $109.9 million at June 30, 1994 and December 31, 1993, respectively.

(2)  Includes net recorded investment of impaired commercial and industrial real estate loans under SFAS No. 114 totaling $37.3 million and $62.7 million at June 30, 1994 and December 31, 1993, respectively.

     The following table presents nonperforming assets, troubled debt restructurings and other impaired major loans by state at June 30, 1994:

                            Nonperforming Assets
             ----------------------------------------------------
                                           Commercial                                   Other
                                              and                     Troubled        Impaired
             Single Family   Multi-Family  Industrial                   Debt            Major
              Residential    Residential   Real Estate    Total     Restructurings      Loans
             -------------   ------------  -----------  ---------   --------------   -----------
                                  (in thousands)
California     $562,973        $159,350      $38,683    $761,006       $30,234         $30,521
Florida          29,522            -             781      30,303         5,610            -
New York         36,043           9,071       12,316      57,430        21,161           4,994
Illinois         13,507           4,276        5,909      23,692        25,217            -
Texas             8,848             636          488       9,972         6,037            -
Other            43,680          10,787        6,326      60,793         9,339           8,096
               --------        --------      -------    --------       -------         -------
               $694,573        $184,120      $64,503    $943,196       $97,598         $43,611
               ========        ========      =======    ========       =======         =======

     Total nonperforming assets decreased 2% during the first six months of 1994 to $943.2 million, or a ratio of nonperforming assets to total assets of 1.83%. Single family nonperforming assets increased $26.3 million or 4% during the first six months of 1994 primarily due to an increase of $34.5 million in the state of California. The increase in California is net of the sale of $44.6 million in nonaccrual single family loans during the second quarter of 1994. Multi-family nonperforming assets decreased $5.1 million or 3% during the first six months of 1994 reflecting the first quarter 1994 sale of nonaccrual loans in New York and New Jersey totaling $12.3 million, partially offset by an increase in California of $10.7 million. Commercial and industrial real estate nonperforming assets decreased $38.2 million or 37% during the first six months of 1994 reflecting a decrease of $7.4 million in California, and decreases in New York and New Jersey totaling $20.8 million, including the first quarter 1994 sale of nonaccrual loans totaling $14.3 million. Troubled debt restructurings decreased $3.2 million or 3% during the first six months of 1994 primarily due to a decrease in troubled debt restructurings secured by properties in Illinois ($13.5 million), partially offset by increases in California ($5.8 million) and New York ($7.3 million).

     Other impaired major loans totaled $43.6 million, net of the related allowance for possible losses of $10.1 million, at June 30, 1994 compared to $391.0 million, net of the related allowance for possible losses of $36.5 million, at December 31, 1993. The decline of $347.4 million or 89% in the net recorded investment reflects loans included in other impaired major loans at December 31, 1993 based on declines in the fair value of the underlying collateral, but which were not impaired in accordance with SFAS No. 114 based on the Company's expectation of borrower performance. Such loans were not included in other impaired major loans at June 30, 1994.

     The Company is continuing its efforts to reduce the amount of its nonperforming assets by aggressively pursuing loan delinquencies through the collection, workout and foreclosure processes and, if foreclosed, disposing rapidly of the REO. The Company sold $136.8 million of single family REO and $71.0 million of multi-family and commercial and industrial REO in the first six months of 1994.

     Allowance for Loan Losses. Management believes the Company's allowance for loan losses is adequate at June 30, 1994. The Company's process for evaluating the adequacy of the allowance for loan losses has three basic elements: first, the identification of problem loans; second, the establishment of appropriate loan loss allowances once individual specific problem loans are identified; and third, a methodology for estimating loan losses based on the inherent risk in the rest of the loan portfolio. Based upon this process, consideration of the current economic environment and other factors, mananagement determines what it considers to be an appropriate allowance for loan losses.

     The changes in and a summary by type of the allowance for loan losses are as follows:

                                       Three Months Ended June 30,    Six Months Ended June 30,
                                      ----------------------------    -------------------------
                                        1994            1993            1994             1993
                                      --------        --------        --------        ---------
                                                       (dollars in thousands)
Beginning balance                     $453,137        $417,044        $438,786        $434,114
Provision for loan losses               33,069         437,854         108,581         504,834
Allowance for loan losses
  on loans purchased                      -               -               -             20,365
                                      --------        --------        --------        --------
                                       486,206         854,898         547,367         959,313
                                      --------        --------        --------        --------
Charge-offs:
  Single family                        (30,582)       (376,202)        (56,647)       (452,229)
  Multi-family                         (17,468)        (24,484)        (36,628)        (39,294)
  Commercial and industrial
    real estate                         (4,931)        (25,125)        (26,121)        (41,550)
  Credit cards                            -             (2,080)           -             (4,130)
                                      --------        --------        --------        --------
                                       (52,981)       (427,891)       (119,396)       (537,203)
  Recoveries                            13,873          10,413          19,127          15,310
                                      --------        --------        --------        --------
    Net charge-offs                    (39,108)       (417,478)       (100,269)       (521,893)
                                      --------        --------        --------        --------
Ending balance                        $447,098        $437,420        $447,098        $437,420
                                      ========        ========        ========        ========
Ratio of net charge-offs to average
  loans and MBS outstanding during
  the periods (annualized)                0.35%           0.76%(1)        0.45%           0.86%(1)
                                          ====            ====            ====            ====

   (1) Excludes charge-offs related to the 1993 bulk sale of single family nonaccrual loans, which increased the ratio to 3.80% for the second quarter of 1993 and 2.40% for the first six months of 1993.

                    June 30, 1994        December 31, 1993
                 --------------------   ---------------------
                            % of Loan               % of Loan
                             and MBS                  and MBS
                 Allowance  Portfolio  Allowance    Portfolio
                 ---------  ---------  ---------    ---------
                           (dollars in thousands)
Single family    $165,354     0.45%    $155,516       0.43%
Multi-family      153,738     1.94      145,097       2.00
Commercial and
  industrial
  real estate     128,006     6.98      138,173       6.90
                 --------              --------
                 $447,098     0.96     $438,786       0.97
                 ========              ========

     For the first six months of 1994 and 1993, gross charge-offs on single family loans related to sales of nonaccrual loans were $6.0 million and $372.1 million, respectively. Gross charge-offs for the first six months of 1994 included $8.7 million related to the sale of multi-family nonaccrual loans and $13.4 million related to the sale of commercial and industrial nonaccrual loans.
                                            20

     The $30.0 million provision for losses during the first quarter of 1994 related to the Northridge earthquake was based on the Company's appraisals of its major loan properties and a review of the damage assessment of single family loan properties in the earthquake area. This information was used in estimating the probability of foreclosures and the ultimate cost to the Company. The Company provided assistance to certain borrowers affected by the earthquake through deferral of loan payments and special loan programs. The Company permitted borrowers to defer a limited number of loan payments during the first six months of 1994 on approximately 1,865 single family loans with a principal balance of $381.2 million and approximately 400 major loans with a principal balance of $295.5 million. At June 30, 1994, the first post-deferral loan payment had not become due for approximately 70 single family loans with a principal balance of $20.4 million and approximately 20 major loans with a principal balance of $15.1 million, including three loans with a principal balance of $3.2 million classified as troubled debt restructurings. The Company has also originated 42 loans with a principal balance of $3.9 million through special loan programs providing repair or bridge financing for single family borrowers in the damaged area. The number of loans approved for assistance may increase as the Company continues its review.

     It is possible that the Company's delinquent, nonaccrual and impaired loans and REO may increase and that the Company may experience additional losses with respect to its real estate loan portfolio. Although the Company has taken this possibility into consideration in establishing its allowance for possible loan losses, future events may warrant changes to the allowance.

Liquidity and Capital Resources
- - -------------------------------
     Liquidity consists of cash, cash equivalents and certain marketable securities which are not committed, pledged or required to liquidate specific liabilities. The liquidity portfolio, totaling approximately $2.6 billion at June 30, 1994, decreased $776.9 million or 23% from December 31, 1993 primarily due to a net increase of $1.6 billion in the loan and MBS portfolio and a net reduction in deposits of $387.1 million, partially offset by a net increase of $1.0 billion in borrowings during the first six months of 1994. Regulations of the Office of Thrift Supervision ("OTS") require each savings institution to maintain, for each calendar month, an average daily balance of liquid assets equal to at least 5% of the average daily balance of its net withdrawable accounts plus short-term borrowings during the preceding calendar month. OTS regulations also require each savings institution to maintain, for each calendar month, an average daily balance of short-term liquid assets (generally those having maturities of 12 months or less) equal to at least 1% of the average daily balance of its net withdrawable accounts plus short-term borrowings during the preceding calendar month. For June 1994 the average liquidity and average short-term liquidity ratios of Home Savings were 5.04% and 4.28%, respectively.

     Sources of additional liquidity consist primarily of positive cash flows generated from operations, the collection of principal payments and prepayments on loans and MBS, increases in deposits and borrowings and issuances of equity securities. Positive cash flows are also generated through the sale of MBS, loans and other assets for cash. Sources of borrowings may include borrowings from the FHLB, commercial paper and public debt issuances, borrowings under reverse repurchase agreements, commercial bank lines of credit and, under certain conditions, direct borrowings from the Federal Reserve System. The principal sources of cash inflows during the first six months of 1994 were principal payments and prepayments on loans and MBS, proceeds from sales of loans and MBS and proceeds from short-term and FHLB and other borrowings.

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

     Loans Receivable. The Company's primary use of cash is to fund internally generated mortgage loans. During the first six months of 1994 cash of $4.7 billion was used to originate loans. Gross loan originations of $5.2 billion in the first six months of 1994 included approximately $4.7 billion of ARMs with an average spread of 261 basis points above COFI and $420.7 million of fixed rate loans. Fixed rate loans originated and designated for sale represented approximately 7% of single family loan originations in the first six months of 1994. In addition, during the first six months of 1994 the Company originated $111.4 million of 15-year fixed rate single family loans which were funded in part with a series of FHLB advances. These loans are intended to be held to maturity. In late July 1994, the Company began to designate for sale new originations of its 15-year fixed rate single family loans. Principal payments on loans decreased 16% to $1.7 billion in the first six months of 1994 from $2.1 billion in the first six months of 1993.

     During the first six months of 1994 the Company sold loans totaling $539.9 million, including sales of nonaccrual loans, net of charge-offs.
The Company designates certain loans as held for sale, including most of its fixed rate originations. At June 30, 1994 the Company had $6.5 million of loans available for sale.

     At June 30, 1994 the Company was committed to fund mortgage loans totaling $938.2 million, including $932.7 million or 99% in ARMs. The Company expects to fund such loans from its liquidity sources.

     MBS. During the first six months of 1994 the Company sold $400.2 million of COFI and other MBS and purchased $422.7 million of ARM MBS, primarily indexed to one-year Treasury notes, and $96.1 million of short-term fixed rate collateralized mortgage obligations. The Company designates certain MBS as available for sale, including a significant portion of its ARM MBS issued or guaranteed by government sponsored enterprises and certain other MBS. At June 30, 1994 the Company had $2.7 billion of MBS available for sale.

     During the first six months of 1994 the Company securitized $3.6 billion of ARMs into AAA rated private placement mortgage pass-through securities which can be used as collateral for borrowings. The Company also securitized $394.5 million of fixed rate single family mortgages into government agency MBS during the second quarter of 1994. The Company has the intent and ability to hold these MBS until maturity.

     Deposits. Savings deposits decreased $387.1 million or 1% to $37.6 billion during the first six months of 1994 reflecting a net deposit outflow.

     The Company intends to continue consideration of branch purchases and sales as opportunities to consolidate the Company's presence in its key strategic markets. At June 30, 1994, 58% of the Company's total deposits were in California, unchanged from December 31, 1993.

     During July 1994, the Company announced an agreement to sell approximately $1.5 billion of deposits in its 26 Illinois branches for a deposit premium of approximately 8.5%. In addition, the Company announced agreements to purchase approximately $1.2 billion of deposits in 30 branches of five southern California financial institutions at an average premium of approximately 2%. A total of 21 of these branches will be consolidated into existing Home Savings branches. Two of the acquisitions, with deposits totaling approximately $147 million in nine branches, were completed in July 1994. The remaining transactions are subject to regulatory approval and are expected to be completed by the end of 1994.

     Borrowings. Borrowings increased $1.0 billion or 11% to $9.9 billion during the first six months of 1994 reflecting increases in short-term borrowings of $453.8 million and FHLB and other borrowings of $564.5 million.

     In February 1994 Home Savings issued $200 million of Floating Rate Notes due February 9, 1996. In addition, Home Savings borrowed a total of $1.8 billion in the first six months of 1994 from the FHLB. These FHLB Notes are due in 1995-1997. Such borrowings partially offset a decrease in FHLB advances of $1.4 billion in the first six months of 1994.

     Capital. Stockholders' equity increased $16.7 million or less than 1% during the first six months of 1994 principally due to net earnings of $128.9 million, partially offset by dividends paid to common and preferred stockholders of $76.7 million and a net increase of $37.8 million in the net unrealized loss on securities available for sale. The aggregate unrealized loss at June 30, 1994 was $16.3 million.

     The OTS has adopted regulations (the "Capital Regulations") that contain a three-part capital standard requiring savings institutions to maintain "core" capital of at least 3% of adjusted total assets, tangible capital of at least 1.5% of adjusted total assets and risk-based capital of at least 8% of risk-weighted assets. Special rules govern the ability of savings institutions to include in their capital computations supervisory goodwill and investments in subsidiaries engaged in activities not permissible for national banks, such as real estate development. In addition, effective July 1, 1994, institutions whose exposure to interest-rate risk as determined by the OTS is deemed to be above normal may be required to hold additional risk-based capital. Home Savings believes it does not have above-normal exposure to interest-rate risk.

     Home Savings is in compliance with the Capital Regulations. The following table shows the capital amounts and ratios of Home Savings as compared to the requirements of the Capital Regulations at June 30, 1994:

                                        June 30, 1994
                       -------------------------------------------------
                           Home Savings             Capital Requirements
                       --------------------         --------------------
                                    (dollars in thousands)
Tangible capital       $2,535,156     5.00%         $  760,399     1.50%
Core capital           $2,725,256     5.38%         $1,520,798     3.00%
Risk-based capital     $3,810,553    12.05%         $2,529,894     8.00%

     The regulatory capital requirements applicable to Home Savings will become more stringent as the amount of Home Savings' supervisory goodwill and investment in real estate development subsidiaries includable in capital is phased out through December 31, 1994 and July 1, 1996, respectively.
Home Savings currently meets the requirements of the Capital Regulations assuming the present application of the full phase-out provisions. At June 30, 1994 the capital ratios computed on this more stringent, "fully phased-in" basis were 4.79% for core and tangible capital and 11.20% for risk-based capital.

     The OTS has proposed certain amendments to the Capital Regulations. The Company is unable to predict whether, or in what form, the proposed amendments to the Capital Regulations will ultimately be adopted. Accordingly, the Company is unable to predict whether Home Savings would be in compliance with any higher capital requirement resulting from such amendments.
                                            24

                          PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

         The Annual Meeting of Stockholders of Registrant was held on May 10, 1994.

         Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, there was no solicitation in opposition to management's nominees as listed in the proxy statement and all of such nominees were elected. The votes cast for and withheld with respect to each nominee were as follows:

             Nominee                     For             Withheld
             -------                     ---             --------
        Robert H. Ahmanson           103,580,254         2,184,524
        William H. Ahmanson          103,580,355         2,184,423
        Byron Allumbaugh             103,585,368         2,179,410
        Richard M. Bressler          103,588,783         2,175,995
        Lodwrick M. Cook             103,584,568         2,180,210
        Richard H. Deihl             103,554,596         2,210,182
        Robert M. De Kruif           103,556,299         2,208,479
        David S. Hannah              103,515,743         2,249,035
        Delia M. Reyes               103,528,264         2,236,514
        Charles R. Rinehart          103,589,844         2,174,934
        Elizabeth Sanders            103,588,168         2,176,610
        Arthur W. Schmutz            103,545,470         2,219,308
        William D. Schulte           103,584,880         2,179,898

         The votes cast for and against approval of the Registrant's 1993 Stock Incentive Plan, and the number of abstentions and broker non-votes, were as follows:

           For         Against      Abstentions      Non-Votes
           ---         -------      -----------      ---------
        70,372,236    24,680,720     1,709,922       9,001,900

         The votes cast for and against approval of the Registrant's Executive Long-Term Incentive Plan, and the number of abstentions, were as follows:

           For	              Against              Abstentions
           ---                -------              -----------
        89,521,325          14,497,379              1,746,074

         The votes cast for and against approval of the Registrant's Short-Term Incentive Plan, and the number of abstentions, were as follows:

           For               Against              Abstentions
           ---               -------              -----------
        95,200,008          8,758,686              1,806,084

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

         (a) Exhibits.

3.2      Bylaws of H. F. Ahmanson & Company, as amended.


4        Reference is made to the Certificate of Incorporation of
         H. F. Ahmanson & Company, as amended (previously filed as
         Exhibit 3.1 to Form 10-K for year ended December 31, 1991), the Bylaws of H. F. Ahmanson & Company, as amended (filed herewith as Exhibit 3.2), the Certificate of Designations dated August 12, 1988 (previously filed as Exhibit 3.1.2 to Form 10-Q for quarter ended September 30, 1988), the Certificate of Designations dated August 29, 1991 (previously filed as Exhibit 4 to Form 10-Q for quarter ended September 30, 1991), the Certificate of Designations dated February 9, 1993 (previously filed as Exhibit 3.5 to Form 10-K for year ended December 31, 1992), the Certificate of Designations dated July 30, 1993 (previously filed as
         Exhibit 4.1 to Form 8-K for the event on July 29, 1993) and the Rights Agreement, dated July 26, 1988, between H. F. Ahmanson & Company and Union Bank (previously filed as
         Exhibit 4.3 to Form 8-K dated July 26, 1988).

11       Statement of Computation of Earnings per Share.

         (b) Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter for which this quarterly report on Form 10-Q is filed.

	                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:	 August 12, 1994                H. F. Ahmanson & Company



                                  	   /s/  Kevin M. Twomey
                                      -----------------------------
                                      Kevin M. Twomey
                                      Executive Vice President and
                                      Chief Financial Officer
                                      (Authorized Signer)



                                  	   /s/  George Miranda
                                      -----------------------------
                                      George Miranda
                                      First Vice President and
                                      Principal Accounting Officer

                             EXHIBIT INDEX


	Exhibit                                           Sequentially
	Number		               Description               Numbered Page
 --------   ---------------------------------     -------------

    3.2     By-Laws                                     29


    11      Statement of Computation of Earnings
                 per Share.                             44