Form 10-Q
period 1994-09-30
AHMANSON H F & CO /DE/
filed 1994-11-14
CIK 771667

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.   20549

         		(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             for the quarterly period ended September 30, 1994

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

	                        H.F. AHMANSON & COMPANY
             -----------------------------------------------------
     	      (Exact name of registrant as specified in its charter)

    	            Delaware                    	          95-0479700
       ------------------------------                  ---------------
      (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                 Identification No.)

      4900 Rivergrade Road, Irwindale, California    	       91706
      -------------------------------------------          ---------
	(Address of principal executive offices)                 (Zip Code)

   Registrant's telephone number, including area code.    (818) 960-6311
                                                           -------------
                      Exhibit Index appears on page:   28

               Total number of sequentially numbered pages:  29

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No    .
    ----    ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1994: $.01 par value - 117,090,158 shares.

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

H.F. AHMANSON & COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited) (in thousands)


ASSETS                                         September 30, 1994     December 31, 1993
- ------                                         ------------------     -----------------
Cash and amounts due from banks                   $   906,102           $   843,944
Securities purchased under
   agreements to resell                             2,554,365             2,637,677
Other short-term investments                           41,548                48,507
                                                  -----------           -----------
  Total cash and cash equivalents                   3,502,015             3,530,128
Other investment securities held
  to maturity [market value
  $275,321 (September 30, 1994)]                      280,378                  -
Other investment securities
  available for sale [amortized cost
  $10,689 (September 30, 1994) and
  $11,186 (December 31, 1993)]                         10,256                11,524
Investment in stock of Federal Home
  Loan Bank (FHLB)                                    434,652               364,392
Mortgage-backed securities (MBS)
  held to maturity [market value
  $10,254,640 (September 30, 1994) and
  $4,148,131 (December 31, 1993)]                  10,535,397             4,064,128
MBS available for sale [amortized cost
  $2,622,982 (September 30, 1994) and
  $2,818,401 (December 31, 1993)]                   2,567,857             2,855,869
Loans receivable less allowance
  for losses of
  $437,209 (September 30, 1994) and
  $438,786 (December 31, 1993)                     34,292,259            37,529,079
Loans held for sale [cost
  $10,770 (September 30, 1994)
  and market value
  $175,378 (December 31, 1993)]                        10,689               175,289
Accrued interest receivable                           205,329               166,848
Real estate held for development and
  investment (REI) less allowance
  for losses of
  $271,327 (September 30, 1994) and
  $341,705 (December 31, 1993)                        396,604               443,657
Real estate owned held for sale (REO)
  less allowance for losses of
  $53,069 (September 30, 1994) and
  $66,453 (December 31, 1993)                         193,243               179,862
Premises and equipment                                658,879               673,879
Goodwill and other intangible assets                  491,771               428,444
Other assets                                          317,029               399,403
Income taxes                                            9,837                48,743
                                                  -----------           -----------
                                                  $53,906,195           $50,871,245
                                                  ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Deposits                                          $40,323,677           $38,018,653
Short-term borrowings under agreements
  to repurchase securities sold                     2,824,833             4,807,767
Other short-term borrowings                              -                  169,854
FHLB and other borrowings                           6,770,960             3,901,724
Other liabilities                                   1,003,737             1,024,216
                                                  -----------           -----------
  Total liabilities                                50,923,207            47,922,214
Stockholders' equity                                2,982,988             2,949,031
                                                  -----------           -----------
                                                  $53,906,195           $50,871,245
                                                  ===========           ===========




H.F. AHMANSON & COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(dollars in thousands except per share data)

                                                       For the Three Months Ended       For the Nine Months Ended
                                                              September 30,                   September 30,
                                                      ----------------------------     ----------------------------
                                                         1994             1993            1994             1993
                                                      ------------    ------------     ------------    ------------
Interest income:
  Interest on real estate loans                       $    546,431    $    662,079     $  1,682,146    $  2,019,389
  Interest on MBS                                          196,440          63,286          481,012         193,689
  Interest and dividends on investments                     39,645          26,231          100,810          71,789
                                                      ------------    ------------     ------------    ------------
      Total interest income                                782,516         751,596        2,263,968       2,284,867
                                                      ------------    ------------     ------------    ------------

Interest expense:
  Deposits                                                 324,441         322,192          902,803         991,524
  Short-term borrowings                                     47,911          30,471          143,687          84,113
  FHLB and other borrowings                                 92,255          65,703          212,083         191,007
                                                      ------------    ------------     ------------    ------------
      Total interest expense                               464,607         418,366        1,258,573       1,266,644
                                                      ------------    ------------     ------------    ------------
      Net interest income                                  317,909         333,230        1,005,395       1,018,223
Provision for loan losses                                   29,432          22,243          138,013         527,077
                                                      ------------    ------------     ------------    ------------
      Net interest income after
        provision for loan losses                          288,477         310,987          867,382         491,146
                                                      ------------    ------------     ------------    ------------
Other income:
  Gain on sales of MBS                                        -              8,996            4,868          12,285
  Gain (loss) on sales of loans                               (943)         13,260          (10,978)         44,722
  Loan servicing income                                     14,091          14,355           45,109          44,876
  Other fee income                                          28,053          29,026           82,352          87,951
  Operations of REI                                         (6,093)         (1,992)         (16,385)       (189,370)
  Gain on sales of investment securities                       147            -                 195            -
  Other operating income                                     1,128           1,930            3,230           5,704
                                                      ------------    ------------     ------------    ------------
                                                            36,383          65,575          108,391           6,168
                                                      ------------    ------------     ------------    ------------
Other expenses:
  General and administrative expenses (G&A)                184,717         203,984          562,399         602,299
  Operations of REO                                         20,942          40,457           69,877         172,769
  Amortization of goodwill                                   5,760           6,701           17,741          20,164
                                                      ------------    ------------     ------------    ------------
                                                           211,419         251,142          650,017         795,232
                                                      ------------    ------------     ------------    ------------
Earnings (loss) before provision for
  income taxes (benefit)                                   113,441         125,420          325,756        (297,918)
Provision for income taxes (benefit)                        44,914          55,431          128,333        (109,781)
                                                      ------------    ------------     ------------    ------------
Net earnings (loss)                                   $     68,527    $     69,989     $    197,423    $   (188,137)
                                                      ============    ============     ============    ============
Earnings (loss) per common share:
  Primary                                             $       0.48    $       0.50     $       1.36    $      (1.82)
  Fully diluted                                               0.47            0.50             1.33           (1.82)

Common shares outstanding, weighted average:
  Primary                                              117,603,333     117,275,683      117,389,875     117,234,088
  Fully diluted                                        129,422,951     124,633,180      129,410,249     117,234,088


Return on average assets                                     0.52%           0.56%            0.51%         (0.50)%
Return on average equity                                     9.21%          10.09%            8.89%         (8.85)%
Return on average tangible equity*                          11.63%          13.24%           11.29%         (9.45)%
Ratio of G&A expenses to average assets                      1.40%           1.63%            1.46%          1.61 %

*Net earnings excluding amortization of goodwill as a percentage of average equity excluding goodwill.

H.F. AHMANSON & COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)


                                                                                  For the Nine
                                                                           Months Ended September 30,
                                                                           -------------------------
                                                                              1994          1993
                                                                           -----------   -----------
Cash flows from operating activities:
 Net earnings (loss)                                                       $   197,423   $  (188,137)
 Adjustments to reconcile net earnings (loss) to net cash
  provided by operating activities:
   Provision for losses on loans and real estate                               180,793       789,017
   Proceeds from sales of loans originated for sale                            510,854     1,790,567
   Loans originated for sale                                                  (373,244)   (1,530,913)
   Loans repurchased from investors                                            (58,171)     (202,446)
   Other, net                                                                  152,376       (96,503)
                                                                           -----------   -----------
    Net cash provided by operating activities                                  610,031       561,585
                                                                           -----------   -----------

Cash flows from investing activities:
 Proceeds from sales of MBS available for sale                                 405,069       398,414
 Proceeds from sales of nonaccrual loans                                        57,700       925,247
 Principal payments on loans                                                 2,397,677     3,322,228
 Principal payments on MBS                                                     900,394       677,153
 Loans originated for investment (net of refinances)                        (6,793,820)   (5,680,814)
 MBS purchased                                                                (549,839)     (119,907)
 Loans purchased                                                                (3,435)   (1,062,685)
 Other investment securities purchased                                        (335,106)       (1,240)
 Proceeds from sales of REI                                                     66,997        49,529
 Proceeds from sales of REO                                                    247,104       452,747
 Additions to REI                                                              (35,503)      (62,921)
 Other, net                                                                    106,962        22,321
                                                                           -----------   -----------
    Net cash used in investing activities                                   (3,535,800)   (1,079,928)
                                                                           -----------   -----------
Cash flows from financing activities:
 Net increase (decrease) in deposits                                            53,672    (1,464,916)
 Net deposits purchased                                                      2,251,352     1,093,434
 Net increase (decrease) in borrowings maturing in 90 days or less          (2,155,751)      734,961
 Proceeds from other borrowings                                              4,433,600    12,199,666
 Repayment of other borrowings                                              (1,570,211)  (10,731,959)
 Net proceeds from issuance of Preferred Stock                                    -          469,135
 Dividends to stockholders                                                    (115,006)      (98,518)
                                                                           -----------   -----------
    Net cash provided by financing activities                                2,897,656     2,201,803
                                                                           -----------   -----------
Net increase (decrease) in cash and cash equivalents                           (28,113)    1,683,460

Cash and cash equivalents at beginning of period                             3,530,128     1,955,590
                                                                           -----------   -----------
Cash and cash equivalents at end of period                                 $ 3,502,015   $ 3,639,050
                                                                           ===========   ===========

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                            BASIS OF PRESENTATION

     The preceding Condensed Consolidated Financial Statements present financial data of H.F. Ahmanson & Company and Subsidiaries. As used herein "Ahmanson" means H.F. Ahmanson & Company, a Delaware corporation, and the "Company" means Ahmanson and its subsidiaries. The Company is one of the largest residential real estate-oriented financial services companies in the United States, and is principally engaged in the savings bank business and related financial service activities. Home Savings of America, FSB ("Home Savings"), a wholly owned subsidiary of Ahmanson, is the largest savings institution in the United States. Certain amounts in prior periods' financial statements have been reclassified to conform to the current presentation.


                                   OVERVIEW

     For the third quarter of 1994, the Company recorded net earnings of $68.5 million, or $0.47 per fully diluted common share, a decline of $5.0 million from the 1994 second quarter and $1.5 million from the third quarter a year
ago.   Third quarter net earnings reflected lower net interest income, due mainly to the reduction in the net interest margin, and lower gains on sales of loans and mortgage-backed securities as compared to the same quarter of the previous year. Partially offsetting these factors were improving asset quality, reduced general and administrative expenses, and asset growth.

     In the first nine months of 1994, the Company earned $197.4 million, or $1.33 per fully diluted common share.

     Net interest income totaled $317.9 million for the third quarter of 1994. The decline in net interest income from the 1994 second quarter and the third quarter a year ago is primarily due to the reduction in the net interest margin from 2.87% in the third quarter of 1993 and 2.81% in the second quarter of 1994 to 2.56% in the third quarter of 1994. This margin compression principally reflects the timing difference between the repricing of the lagging Federal Home Loan Bank Eleventh District Cost of Funds Index, to which the bulk of the Company's assets are tied, and the repricing of the Company's deposits and borrowings in the increasing interest rate environment during the year. Margin compression is expected to continue, especially if interest rates continue to rise.

     The Company continues to reduce nonperforming assets, which fell by $53.4 million in the third quarter to $889.8 million, or 1.65% of total assets at September 30, 1994. This is the lowest level of nonperforming assets since November 30, 1990. Loans classified as troubled debt restructurings ("TDR") rose $56.0 million, largely due to loans that were modified as a result of the January 17, 1994 Northridge earthquake. Included in the TDR totals at September 30, 1994 were $24.4 million of single family loans attributable to the earthquake. The $30 million provision the Company recorded for its estimated losses from real property damages sustained by borrowers due to the earthquake has been reviewed, now that substantially all damages have been quantified, and the allowance is adequate to cover those losses.

     The level of delinquent loans, those 30-59 days and 60-89 days past due, continues to decline. As the credit quality of the loan portfolio improves, credit costs also continue to decline. Total credit costs (loan loss provisions and REO expense) in the third quarter of 1994 were $50.4 million compared to $54.9 million in the second quarter of 1994 and $62.7 million in the third quarter of 1993. Credit costs for the current quarter were the lowest since the third quarter of 1991.

     The results of operations for real estate held for investment showed a loss of $6.1 million for the third quarter of 1994. This was largely the result of additions to the allowance for losses totaling $4.6 million. The Company is continuing its withdrawal from these real estate development activities. Real estate assets, net of the allowance for losses of $271.3 million, totaled $396.6 million at September 30, 1994.

     The Company's primary loan product, the Adjustable Rate Mortgage ("ARM"), continues to remain attractive to home purchasers in the present interest rate environment and has given the Company a competitive marketing advantage. As a result, the Company funded $2.6 billion of residential mortgages in the third quarter of 1994, of which 99% were ARMs. Refinances represented 30.5% of the total third quarter 1994 originations.

     In addition, as interest rates have moved higher throughout the first nine months of 1994, amortization and prepayments on loans and mortgage-backed securities have slowed, thus contributing to growth in the portfolio on an annualized basis of 10.5% during the third quarter of 1994.

     The Company is exploring the sale of approximately $2.0 billion of fixed-rate, low balance conventional servicing rights from its portfolio of loans serviced for investors. The sale of this servicing is being considered to maximize the efficiency in the Company's servicing operation.

     General and administrative expenses both in absolute dollars and as a percentage of average assets fell from the second quarter of 1994, as the Company continues to exercise strict control of its operating expenses. The Company's ratio of G&A to average assets for the third quarter of 1994 was 1.40%.

     During the third quarter of 1994, Home Savings purchased or agreed to purchase approximately $2.8 billion of deposits in 53 branches of six Southern California thrifts at an average premium of approximately 4.0%. A total of 32 of these branches will be consolidated into nearby Home Savings branches, increasing the average size and efficiency of those branches. In addition, on July 25, 1994, Home Savings announced that it had signed an agreement to sell approximately $1.5 billion of deposits in its 26 Savings of America branches in Illinois for an average premium in excess of 8.0%. The sale of the Illinois branch system was completed on November 10, 1994 and will result in an after-tax gain of approximately $35 million in the fourth quarter of 1994, after a charge of $21 million for branch real estate and a $26 million goodwill reduction.

     The general and administrative expenses for the third quarter of 1994 include the expenses associated with the Illinois branch system and the expenses of the acquisition and the operations of 47 branches completed during the quarter. These savings branch acquisitions will increase the Company's deposit base and reduce the amount of its more expensive wholesale funding while maximizing the efficiency of the entire savings system as the resulting consolidations will contribute to a more efficient branch size.

     Total assets at September 30, 1994 were a record $53.9 billion as a result of the branch purchases mentioned above. These asset totals also include assets related to the Company's deposits in its Illinois branch system which were sold in the fourth quarter of 1994.

     At September 30, 1994, Home Savings' capital position exceeded all current and fully phased-in capital requirements mandated by federal law.

                            RESULTS OF OPERATIONS


Net Interest Income

     Net interest income was $317.9 million in the third quarter of 1994, a decrease of $15.3 million or 5%, and was $1.0 billion in the first nine months of 1994, a decrease of $12.8 million or 1%, compared to the same periods of 1993. The following tables present the Company's Consolidated Summary of Average Financial Condition and net interest income for the periods indicated. Average balances on interest-earning assets and interest-bearing liabilities are computed on a daily basis and other average balances are computed on a monthly basis. Interest income and expense and the related average balances include the effect of discounts or premiums. Nonaccrual loans are included in the average balances, however, delinquent interest on such loans has been excluded from interest income.

                                                               Three Months Ended September 30,
                                                ---------------------------------------------------------------
                                                             1994                             1993
                                                ------------------------------- -------------------------------
                                                  Average              Average    Average               Average
                                                  Balance    Interest    Rate     Balance    Interest     Rate
                                                ----------- ----------  ------  ----------- ----------   ------
                                                                      (dollars in thousands)
Interest-earning assets:
  Loans                                         $34,066,952  $ 546,431   6.42%  $39,996,195  $ 662,079    6.62%
  MBS                                            12,744,682    196,440   6.17     3,898,579     63,286    6.49
                                                -----------  ---------          -----------  ---------
     Total loans and MBS                         46,811,634    742,871   6.35    43,894,774    725,365    6.61
  Investment securities                           2,928,082     39,645   5.42     2,555,160     26,231    4.11
                                                -----------  ---------          -----------  ---------
  Interest-earning assets                        49,739,716    782,516   6.29    46,449,934    751,596    6.47
                                                             ---------                       ---------
Other assets                                      3,010,203                       3,720,832
                                                -----------                     -----------
            Total assets                        $52,749,919                     $50,170,766
                                                ===========                     ===========
Interest-bearing liabilities:
  Deposits                                      $38,394,311    324,441   3.38   $38,464,824    322,192    3.35
                                                -----------  ---------          -----------  ---------
  Borrowings:
     Short-term                                   4,051,799     47,911   4.73     3,752,726     30,471    3.25
     FHLB and other                               6,170,347     92,255   5.98     3,769,734     65,703    6.97
                                                -----------  ---------          -----------  ---------
     Total borrowings                            10,222,146    140,166   5.48     7,522,460     96,174    5.11
                                                -----------  ---------          -----------  ---------
  Interest-bearing liabilities                   48,616,457    464,607   3.82    45,987,284    418,366    3.64
                                                             ---------                       ---------
Other liabilities                                 1,158,794                       1,408,849
Stockholders' equity                              2,974,668                       2,774,633
                                                -----------                     -----------
            Total liabilities and
              stockholders' equity              $52,749,919                     $50,170,766
                                                ===========                     ===========
Excess interest-earning assets/
  Interest rate spread                          $ 1,123,259              2.47   $   462,650              2.83
                                                ===========                     ===========
Net interest income/
  Net interest margin                                        $ 317,909   2.56                $ 333,230   2.87
                                                             =========                       =========

                                                                Nine Months Ended September 30,
                                                ---------------------------------------------------------------
                                                             1994                             1993
                                                ------------------------------- -------------------------------
                                                  Average              Average    Average               Average
                                                  Balance    Interest    Rate     Balance    Interest     Rate
                                                ----------- ----------- ------  ----------- ----------- -------
                                                                      (dollars in thousands)
Interest-earning assets:
  Loans                                         $35,353,711  $1,682,146  6.34%  $39,754,159  $2,019,389   6.77%
  MBS                                            10,119,045     481,012  6.34     3,858,662     193,689   6.69
                                                -----------  ----------         -----------  ----------
     Total loans and MBS                         45,472,756   2,163,158  6.34    43,612,821   2,213,078   6.77
  Investment securities                           2,902,379     100,810  4.63     2,349,105      71,789   4.07
                                                -----------  ----------         -----------  ----------
  Interest-earning assets                        48,375,135   2,263,968  6.24    45,961,926   2,284,867   6.63
                                                             ----------                      ----------
Other assets                                      2,977,328                       3,859,810
                                                -----------                     -----------
            Total assets                        $51,352,463                     $49,821,736
                                                ===========                     ===========
Interest-bearing liabilities:
  Deposits                                      $37,877,095     902,803  3.18   $38,695,881     991,524   3.42
                                                -----------  ----------         -----------  ----------
  Borrowings:
     Short-term                                   4,804,645     143,687  3.99     3,469,060      84,113   3.23
     FHLB and other                               4,602,887     212,083  6.14     3,631,894     191,007   7.01
                                                -----------  ----------         -----------  ----------
     Total borrowings                             9,407,532     355,770  5.04     7,100,954     275,120   5.17
                                                -----------  ----------         -----------  ----------
  Interest-bearing liabilities                   47,284,627   1,258,573  3.55    45,796,835   1,266,644   3.69
                                                             ----------                      ----------
Other liabilities                                 1,106,208                       1,189,681
Stockholders' equity                              2,961,628                       2,835,220
                                                -----------                     -----------
            Total liabilities and
              stockholders' equity              $51,352,463                     $49,821,736
                                                ===========                     ===========
Excess interest-earning assets/
  Interest rate spread                          $ 1,090,508              2.69   $   165,091              2.94
                                                ===========                     ===========
Net interest income/
  Net interest margin                                        $1,005,395  2.77               $1,018,223   2.95
                                                             ==========                     ==========

     The following table presents the changes for the third quarter and first nine months of 1994 from the respective periods of 1993 in the interest income and expense attributable to various categories of assets and liabilities for the Company as allocated to changes in average balances and changes in average rates. Because of numerous and simultaneous changes in both balances and rates, it is not possible to allocate precisely the effects thereof. For purposes of this table, the change due to volume is initially calculated as the change in average balance multiplied by the average rate during the current period and the change due to rate is calculated as the change in average rate multiplied by the average balance during the preceding year's period. Any change that remains unallocated after such calculations is allocated proportionately to changes in volume and changes in rates.

                           Three Months Ended September 30,   Nine Months Ended September
                           --------------------------------  -----------------------------
                                   1994 Versus 1993 -                 1994 Versus 1993 -
                                 Increase/Decrease Due to            Increase/Decrease Due to
                            ---------------------------------   ----------------------------------
                              Volume       Rate      Total        Volume       Rate       Total
                            ---------  ---------- ----------    ----------  ---------   ---------
                                                         (in thousands)
Interest income on:
 Loans                      $(95,566)  $(20,082)  $(115,648)    $(209,114)  $(128,129)  $(337,243)
 MBS                         136,269     (3,115)    133,154       297,444     (10,121)    287,323
 Investments                   5,050      8,364      13,414        19,174       9,847      29,021
                            --------   --------   ---------     ---------   ---------   ---------
   Total interest income      45,753    (14,833)     30,920       107,504    (128,403)    (20,899)
                            --------   --------   ---------     ---------   ---------   ---------
Interest expense on:
 Deposits                       (586)     2,835       2,249       (19,427)    (69,294)    (88,721)
 Short-term borrowings         3,541     13,899      17,440        39,855      19,719      59,574
 FHLB and other borrowings    35,880     (9,328)     26,552        44,842     (23,766)     21,076
                            --------   --------   ---------     ---------   ---------   ---------
   Total interest expense     38,835      7,406      46,241        65,270     (73,341)     (8,071)
                            --------   --------   ---------     ---------   ---------   ---------
      Net interest income   $  6,918   $(22,239)  $ (15,321)    $  42,234   $ (55,062)  $ (12,828)
                            ========   ========   =========     =========   =========   =========

     Net interest income decreased $15.3 million, or 5% in the third quarter of 1994 as compared to the third quarter of 1993 due to a decrease of 31 basis points in the net interest margin to 2.56% for the third quarter of 1994 from 2.87% for the third quarter of 1993, partially offset by an increase of $3.3 billion in average interest-earning assets. The decrease of $12.8 million, or 1%, in net interest income for the first nine months of 1994 as compared to the same period of 1993 reflects a decline of 18 basis points in the net interest margin to 2.77% for the 1994 period from 2.95% for the 1993 period, partially offset by an increase of $2.4 billion in average interest-earning assets. The increases in average interest-earning assets were primarily funded with interest-bearing liabilities and sales of REO.

     Net interest income and the net interest margin continued to benefit from improvements in the credit quality of the Company's mortgage portfolio. Provisions for losses of delinquent interest related to nonaccrual loans of $10.5 million and $11.3 million in the third quarter of 1994 and 1993, respectively, had the effect of reducing the net interest margin by eight basis points and 10 basis points in the respective periods. Such provisions came to $31.9 million in the first nine months of 1994 and $53.2 million in the first nine months of 1993, reducing the net interest margin by nine basis points and 16 basis points, respectively.

     The compression in the net interest margin for the 1994 third quarter and nine month periods partially reflects the lag between changes in the monthly weighted average cost of funds for Federal Home Loan Bank ("FHLB") Eleventh District savings institutions as computed by the FHLB of San Francisco ("COFI") to which a majority of the Company's interest-earning assets are tied and changes in the repricing of the Company's interest-bearing liabilities. The compression was diminished by actions taken in the last half of 1993 and the first nine months of 1994 to reduce the Company's sensitivity to upward rate movement, including extending maturities and lengthening interest rate repricing terms on borrowings, and strategic rate changes on certain deposits. In addition, the average cost of the deposits acquired during the third quarter of 1994 is lower than the alternative cost of borrowings. The Company's cost of funds was 13 basis points and 31 basis points below the average of COFI of 3.95% during both the respective third quarters of 1994 and 1993. During the first nine months of 1994 and 1993, the Company's cost of funds was 24 basis points and 43 basis points below the average of COFI of 3.79% and 4.12% for the respective 1994 and 1993 periods.

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


Provision for Loan Losses

     For the comparable third quarters of 1994 and 1993, the provisions for loan losses were $29.4 million and $22.2 million, respectively, an increase of $7.2 million or 32%. The provision for loan losses was $138.0 million in the first nine months of 1994 compared to $527.1 million in the nine months of 1993, a decrease of $389.1 million or 74%. The provision for the first nine months of 1994 includes $30 million representing the Company's estimated losses from real property damage sustained by its borrowers in the Northridge, California earthquake in January 1994. The decrease from the 1993 year-to-date period also reflects, among other things, provisions for losses related to the second quarter 1993 decision to sell $1.2 billion of nonaccrual single family loans. For additional information regarding the allowance for loan losses, see "Financial Condition - Asset Quality - Allowance for Loan Losses."


Other Income

     Gain on Sales of MBS. There were no MBS sold during the third quarter of 1994, compared to MBS totaling $306.2 million sold in the third quarter of 1993 for a pre-tax gain of $9.0 million. During the first nine months of 1994, MBS classified as available for sale totaling $400.2 million were sold for a pre-tax gain of $4.9 million, compared to a pre-tax gain of $12.3 million on sales of MBS totalling $386.1 million in the first nine months of 1993.

     Gain (Loss) on Sales of Loans. During the third quarter of 1994, loans originated for sale totaling $39.6 million were sold for a pre-tax loss of $0.9 million as compared to such loans totaling $606.2 million sold for a pre-tax gain of $13.3 million in the third quarter of 1993. In the first nine months of 1994, loans originated for sale totaling $520.2 million were sold for a pre-tax loss of $11.0 million compared to such loans totaling $1.7 billion sold for a pre-tax gain of $44.7 million in the first nine months of 1993. The losses in the current year periods reflect the reduced demand in the secondary market for fixed rate loans, most of which the Company originates for sale, and adjustments to the gains on loans previously sold with recourse.

     Other Fee Income. Other fee income in the third quarter of 1994 was $28.1 million, a decrease of $1.0 million or 3%, and was $82.4 million for the first nine months of 1994, a decrease of $5.6 million or 6%, as compared to the same periods of 1993. The decreases were primarily due to reductions in credit card fees resulting from the sale of the credit card portfolio in the fourth quarter of 1993, commission income from investment and insurance services and late charges reflecting decreases in loan delinquencies.

     Operations of REI. Losses from operations of REI totaled $6.1 million in the third quarter of 1994, an increase of $4.1 million compared to the third quarter of 1993 primarily due to an increase of $4.6 million in the provision for losses. Losses from operations of REI were $16.4 million for the first nine months of 1994, a decrease of $173.0 million as compared to the same period of 1993 primarily due to a decrease of $164.5 million in provision for losses. The Company's net book value of REI decreased $47.1 million or 11% to $396.6 million at September 30, 1994 from $443.7 million at December 31, 1993. The allowance for losses on REI was $271.3 million, or 40.6% of gross book value of REI at September 30, 1994 compared to $341.7 million, or 43.5% of gross book value of REI at December 31, 1993.

     The Company intends to continue its withdrawal from real estate development activities. While the Company does not intend to acquire new properties, it intends to develop, hold and/or sell its current properties depending on economic conditions. While management believes the net realizable value of REI and the related allowance for losses are fairly stated, declines in net realizable value and additions to the allowance for losses could result from continued weakness in specific project markets, changes in economic conditions and revisions to project business plans, which may reflect decisions by the Company to accelerate the disposition of the properties.


Other Expenses

     G&A Expenses. G&A expenses totaled $184.7 million, a decrease of $19.3 million or 9%, in the third quarter of 1994 and totaled $562.4 million, a decrease of $39.9 million or 7%, in the first nine months of 1994 as compared to the same periods of 1993, reflecting the continued control of operating expenses and reductions in personnel costs related to lower levels of nonperforming assets. The decreases in G&A expenses during the current periods were achieved despite the continuing costs associated with the Illinois branches sold in November 1994 as well as the costs related to the branches acquired during the third quarter of 1994. The ratio of G&A expenses to average assets (the "G&A ratio") decreased to 1.40% in the third quarter of 1994 compared to 1.63% in the third quarter of 1993, reflecting the 9% decrease in G&A expenses and a 5% increase in average assets. The G&A ratios for the first nine months of 1994 and 1993 were 1.46% and 1.61%, respectively, which reflects the 7% decrease in G&A expenses and a 3% increase in average assets.

     Operations of REO. Losses from operations of REO were $20.9 million for the third quarter of 1994, a decrease of $19.5 million or 48% compared to the same period of 1993 primarily due to a decrease of $13.6 million in net losses
on REO sales.   For the first nine months of 1994, losses from operations of
REO were $69.9 million, a decrease of $102.9 million or 60%, reflecting a decrease of $54.7 million in the provision for losses, a reduction of $38.8 million in net losses on REO sales and lower operating expenses.

     The lower losses in the 1994 periods reflect a reduction in foreclosures as a result of the sales of nonaccrual loans in 1993 and the first half of 1994 in addition to improving credit quality. For additional information regarding REO, see "Financial Condition - Asset Quality - Nonperforming Assets and Potential Problem Loans."

     Provision for Income Taxes (Benefit). The changes in the provision for income taxes (benefit) primarily reflect the changes in pre-tax earnings
(loss) between the comparable periods. The effective tax rates for the third quarters of 1994 and 1993 were 39.6% and 44.2%, respectively. For the comparable nine month periods, the effective tax (benefit) rates were 39.4% in 1994 and (36.8)% in 1993, reflecting management's estimate of the Company's full year tax provision (benefit).


                             FINANCIAL CONDITION

     During the first nine months of 1994 the Company's consolidated assets increased $3.0 billion or 6% to $53.9 billion from $50.9 billion at December 31, 1993. The increase in total assets reflects the deposits acquired in the third quarter totaling $2.3 billion and the retention of liquid assets in anticipation of the sale of the Illinois branches in the fourth quarter of 1994. If the sale of the Illinois branch system deposits had been completed in the third quarter of 1994, consolidated assets would have totaled approximately $52.5 billion at September 30, 1994. The higher level of total assets also reflects the growth in the loan and MBS portfolio due to increased originations of ARM loans and a slowing of principal payments due to rising interest rates.

     The Company's primary asset generation business continues to be the origination of loans on residential real estate properties. The Company originated $7.7 billion in loans in the first nine months of 1994 compared to $8.0 billion in the first nine months of 1993. Loans on single family homes (one-to-four units) accounted for 79% of the total loan origination volume in the first nine months of 1994, with the balance on multi-family residential properties, and 94% of all originations were ARMs. Mortgage refinances accounted for 37.7% of the Company's originations in the first nine months of 1994.

     In the first nine months of 1994, 71% of loan originations were on properties located in California. At September 30, 1994, approximately 96% of the loan and MBS portfolio was secured by residential properties, including 79% secured by single family properties.

     The following table summarizes the Company's gross mortgage portfolio by state and property type at September 30, 1994:

                     Single Family          Multi-Family           Commercial and
                      Properties             Properties         Industrial Properties           Total
                ---------------------- ----------------------  ----------------------- -----------------------
                   Gross                  Gross                   Gross                  Gross
                  Mortgage    % of      Mortgage     % of        Mortgage     % of      Mortgage      % of
State              Loans    Portfolio     Loans    Portfolio      Loans     Portfolio    Loans      Portfolio
- -----           ----------- ---------- ----------- ----------  ------------ ---------- -----------  ----------
                                                    (dollars in thousands)
California      $26,981,943   71.53%   $7,491,002    90.12%    $1,289,371     71.60%   $35,762,316    74.76%
Florida           2,704,938    7.17        23,079     0.28          6,873      0.38      2,734,890     5.72
New York          2,043,832    5.42       295,824     3.56        226,472     12.57      2,566,128     5.36
Illinois          1,758,163    4.66       149,704     1.80         18,348      1.02      1,926,215     4.03
Texas               924,459    2.45        79,523     0.96         41,923      2.33      1,045,905     2.19
Other             3,306,928    8.77       272,701     3.28        217,891     12.10      3,797,520     7.94
                -----------            ----------              ----------              -----------
                $37,720,263   78.86%   $8,311,833    17.38%    $1,800,878      3.76%   $47,832,974   100.00%
                ===========            ==========              ==========              ===========

    The loan and MBS portfolio includes approximately $6.2 billion in mortgage loans that were originated with LTV ratios exceeding 80%, or 13.1% of the portfolio at September 30, 1994. Approximately 23.6% of loans originated during the first nine months of 1994 had LTV ratios in excess of 80%, including 17.2% with LTV ratios of 90% or greater, all of which were loans on single family properties. The Company takes the additional risk of originating loans with LTV ratios in excess of 80% into consideration in its loan underwriting and pricing policies.


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

     In order to manage the interest rate risk inherent in its portfolios of interest-earning assets and interest-bearing liabilities, the Company has emphasized the origination of COFI ARMs for retention in the loan and MBS portfolio. At September 30, 1994, 94.8% of the Company's $47.4 billion loan and MBS portfolio consisted of ARMs principally indexed to COFI, compared to 93.6% of the $44.6 billion loan and MBS portfolio at December 31, 1993. The average contractual spread above COFI on the Company's COFI ARM portfolio was 2.42% at September 30, 1994, up four basis points from 2.38% at December 31, 1993.

     The Company's basic interest rate risk management strategy includes a goal of having the combined repricing terms of its interest-bearing liabilities not differ materially from those of the FHLB Eleventh District savings institutions in aggregate. Historically, the Company has maintained its cost of funds at a level below COFI. In a period of rising market interest rates, the favorable differential between the Company's cost of funds and COFI could decline, which could result in compression of the Company's net interest margin. Such a compression occurred during the first nine months of 1994 and is expected to continue especially if interest rates continue to rise.

     The following table presents the components of the Company's interest rate sensitive asset and liability portfolios by repricing periods (contractual maturity as adjusted for frequency of repricing) as of September 30, 1994:

                                                                       Repricing Periods
                                                  Percent  ------------------------------------------------------------------
                                                    of       Within
                                        Balance    Total    6 Months   Months 7-12    1-5 Years    5-10 Years   Years Over 10
                                      ----------- ------- -----------  -----------   -----------   ----------   -------------
                                                                                (dollars in thousands)
Interest-earning assets:
Investment securities                 $ 3,321,199    7%   $ 3,040,796   $         6  $   280,373   $       24     $     -
Impact of hedging (LIBOR indexed
  amortizing swaps)                          -       -       (141,631)         -         141,631         -              -
                                      -----------  ---    -----------   -----------  -----------   ----------     -----------
    Total investment securities         3,321,199    7      2,899,165             6      422,004           24           -
                                      -----------  ---    -----------   -----------  -----------   ----------     -----------

Loans and MBS
  MBS
    ARMs                               11,891,185   23     11,690,400       200,785         -            -              -
    Other                               1,212,069    2           -           25,189      609,574       95,800        481,506
  Loans
    ARMs                               33,048,402   65     31,603,582        48,700    1,396,120         -             -
    Other                               1,254,546    3        248,340        46,769      308,646      302,745        348,046
  Impact of hedging (interest
    rate swaps)                              -       -      1,444,820       (48,700)  (1,396,120)        -              -
                                      -----------  ---    -----------   -----------  -----------   ----------     ----------
    Total loans and MBS                47,406,202   93     44,987,142       272,743      918,220      398,545        829,552
                                      -----------  ---    -----------   -----------  -----------   ----------     ----------
        Total interest-earning assets $50,727,401  100%   $47,886,307   $   272,749  $ 1,340,224   $  398,569     $  829,552
                                      ===========  ===    ===========   ===========  ===========   ==========     ==========
Interest-bearing liabilities:
Deposits
  Transaction accounts                $13,959,343   28%   $13,959,343   $      -     $      -      $     -        $     -
  Term accounts                        26,364,334   53     12,346,931     7,311,748    6,687,120       18,353            182
                                      -----------  ---    -----------   -----------  -----------   ----------     ----------
    Total deposits                     40,323,677   81     26,306,274     7,311,748    6,687,120       18,353            182
                                      -----------  ---    -----------   -----------  -----------   ----------     ----------
Borrowings
  Short-term                            2,824,833    6      2,824,833          -            -            -              -
  FHLB and other                        6,770,960   13      5,118,759         2,238      659,789      990,174           -
                                      -----------  ---    -----------   -----------  -----------   ----------     ----------
    Total borrowings                    9,595,793   19      7,943,592         2,238      659,789      990,174           -
                                      -----------  ---    -----------   -----------  -----------   ----------     ----------
        Total interest-bearing
          liabilities                 $49,919,470  100%   $34,249,866   $ 7,313,986  $ 7,346,909   $1,008,527     $      182
                                      ===========  ===    ===========   ===========  ===========   ==========     ==========
Hedge-adjusted interest-earning
  assets more/(less) than
  interest-bearing liabilities        $   807,931         $13,636,441   $(7,041,237) $(6,006,685)  $ (609,958)    $  829,370
                                      ===========         ===========   ===========  ===========   ==========     ==========

Cumulative interest sensitivity gap                       $13,636,441   $ 6,595,204  $   588,519   $  (21,439)    $  807,931
                                                          ===========   ===========  ===========   ==========     ==========
Percentage of interest-earning assets
  to interest-bearing liabilities          101.62%
Percentage of cumulative interest
  sensitivity gap to total assets            1.50%

     The following table presents the interest rates and spreads at the end of the periods indicated:

                                    September 30,     December 31,
                                        1994             1993
                                    -------------     ------------
Average yield on:
  Loans                                 6.49%            6.53%
  MBS                                   6.41             6.33

  Total loans and MBS                   6.47             6.50
  Investment securities                 5.23             3.83

    Interest-earning assets             6.39             6.33

Average rate paid on:

  Deposits                              3.52             3.14

  Borrowings:
    Short-term                          5.17             3.39
    FHLB and other                      5.89             6.44
  Total borrowings                      5.68 (1)         4.73 (1)

    Interest-bearing liabilities        3.94             3.44

Interest rate spread                    2.45             2.89

Net interest margin                     2.51             2.95

(1) Includes the effect of miscellaneous borrowing costs of approximately 0.25% and 0.46% as of September 30, 1994 and December 31, 1993, respectively.

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

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," effective January 1, 1993. SFAS No. 114 does not apply to loans the Company collectively evaluates for impairment. The Company's impaired loans within the scope of SFAS No. 114 include nonaccrual multi-family and commercial and industrial real estate loans ("major loans"), excluding those collectively reviewed for impairment; TDRs; and performing major loans and major loans less than 90 days delinquent ("other impaired major loans") which the Company believes will be collected in full, but which the Company believes it is probable will not be collected in accordance with the contractual terms of the loans. The Company continues to accrue interest on TDRs and other impaired major loans since full payment of principal and interest is expected and such loans are performing or less than 90 days delinquent and therefore do not meet the criteria for nonaccrual status. The Company bases the measurement of loan impairment on the fair value of the loans' collateral properties in accordance with SFAS No. 114.

     In October 1994 the Financial Accounting Standards Board ("FASB") issued SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," which amends SFAS No. 114. SFAS No. 118 permits creditors such as the Company to use methods other than those prescribed by SFAS No. 114 for recognizing interest income on impaired loans. There are additional disclosures regarding impaired loans and related interest income required by SFAS No. 118, which is effective for fiscal years beginning after December 15, 1994. The Company will implement SFAS No. 118 effective December 31, 1994. Since the Company records loan impairment in the allowance for loan losses based on the value of the underlying real estate collateral, management does not expect the implementation of SFAS No. 118 to have a material effect on the Company's financial statements.

     At September 30, 1994, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $339.0 million and the total allowance for losses related to such loans was $41.8 million, compared to the recorded investment of $746.5 million and the related allowance for losses of $81.3 million at December 31, 1993.

     The following table presents nonperforming assets (nonaccrual loans and REO), TDRs and other impaired major loans by type as of the dates indicated:

                                          September 30, December 31,   Increase
                                             1994          1993       (Decrease)
                                          -----------   -----------   ----------
                                                 (dollars in thousands)
Nonaccrual loans:
   Single family                           $ 531,224     $ 568,550    $ (37,326)
   Multi-family                              131,853(1)    139,157(1)    (7,304)
   Commercial and industrial
      real estate                             33,490(2)     72,693(2)   (39,203)
                                           ---------     ---------    ---------
                                             696,567       780,400      (83,833)
                                           ---------     ---------    ---------
REO:
   Single family                             139,088        99,744       39,344
   Multi-family                               36,861        50,081      (13,220)
   Commercial and industrial
      real estate                             17,294        30,037      (12,743)
                                           ---------     ---------    ---------
                                             193,243       179,862       13,381
                                           ---------     ---------    ---------
Total nonperforming assets:
   Single family                             670,312       668,294        2,018
   Multi-family                              168,714       189,238      (20,524)
   Commercial and industrial
      real estate                             50,784       102,730      (51,946)
                                           ---------     ---------    ---------
         Total                             $ 889,810     $ 960,262    $ (70,452)
                                           =========     =========    =========
TDRs:
   Single family                           $  27,424     $    -       $  27,424
   Multi-family                               91,673        73,271       18,402
   Commercial and industrial
      real estate                             34,525        27,480        7,045
                                           ---------     ---------    ---------
         Total                             $ 153,622     $ 100,751    $  52,871
                                           =========     =========    =========
Other impaired major loans:
   Multi-family                            $  19,006     $ 118,276    $ (99,270)
   Commercial and industrial
      real estate                             14,892       272,768     (257,876)
                                           ---------     ---------    ---------
                                           $  33,898     $ 391,044    $(357,146)
                                           =========     =========    =========
Ratio of nonperforming assets
   to total assets                              1.65%         1.89%
                                           =========     =========
Ratio of nonperforming assets
   and TDRs to total assets                     1.94%         2.09%
                                           =========      ========
Ratio of allowances for
   losses on loans and REO to
   nonperforming assets                        52.00%        49.21%
                                           =========      ========

(1)  Includes net recorded investment of impaired multi-family loans under SFAS No. 114 totaling $84.1 million and $109.9 million at September 30, 1994 and December 31,
     1993, respectively.

(2)  Includes net recorded investment of impaired commercial and industrial real estate loans under SFAS No. 114 totaling $24.8 million and $62.7 million at September 30,
     1994 and December 31, 1993, respectively.

     The following table presents nonperforming assets, TDRs and other impaired major loans by state at September 30, 1994:

                            Nonperforming Assets
             ----------------------------------------------------
                                           Commercial                                Other
                                              and                                   Impaired
             Single Family   Multi-Family  Industrial                                Major
              Residential    Residential   Real Estate    Total          TDRs        Loans
             -------------   ------------  -----------  ---------   ----------    ----------
                                  (in thousands)
California     $537,460        $152,974      $35,267    $725,701      $ 59,634      $20,014
Florida          32,364            -             785      33,149         5,347         -
New York         37,097             958        4,556      42,611        44,684        4,876
Illinois         12,869           3,270        5,300      21,439        27,275         -
Texas             7,891             649          307       8,847         5,994         -
Other            42,631          10,863        4,569      58,063        10,688        9,008
               --------        --------      -------    --------      --------      -------
               $670,312        $168,714      $50,784    $889,810      $153,622      $33,898
               ========        ========      =======    ========      ========      =======

     Total nonperforming assets were $889.8 million at September 30, 1994, or a ratio of nonperforming assets to total assets of 1.65%, a decrease of 7% during the first nine months of 1994 from $960.3 million, or 1.89% of total assets, at December 31, 1993. Single family nonperforming assets were $670.3 million, an increase of $2.0 million or less than 1% during the first nine months of 1994 primarily due to an increase of $55.2 million in California REO, substantially offset by a decrease of $46.2 million in nonaccrual loans secured by California properties primarily due to the sale of $44.6 million in nonaccrual loans during the second quarter of 1994. Included in California single family nonperforming assets at September 30, 1994 are $63.7 million in nonaccrual loans related to the Northridge earthquake.

     Multi-family nonperforming assets totaled $168.7 million, a decrease of $20.5 million or 11% during the first nine months of 1994 primarily due to decreases in New York and New Jersey totaling $22.1 million which includes the first quarter 1994 sale of nonaccrual loans totaling $12.3 million. Commercial and industrial real estate nonperforming assets totaled $50.8 million, a decrease of $51.9 million or 51% during the first nine months of 1994 reflecting a decrease of $10.8 million in California, and decreases in New York and New Jersey totaling $28.9 million which includes the first quarter 1994 sale of nonaccrual loans totaling $14.3 million. Nonperforming assets at September 30, 1994 include $49.0 million in nonaccrual multi-family loans resulting from the Northridge earthquake.

     TDRs at September 30, 1994 totaled $153.6 million, an increase of $52.9 million or 52% during the first nine months of 1994 primarily due to an increase of $35.2 million in TDRs secured by properties in California, of which $28.0 million resulted from the Northridge earthquake. The Northridge earthquake led to single family, multi-family and commercial and industrial TDRs of $24.4 million, $1.4 million and $2.2 million, respectively, at September 30, 1994. TDRs increased in New York by $8.1 million and $22.4 million on loans secured by multi-family properties and commercial and industrial properties, respectively, but decreased in Illinois by $11.5 million on loans secured by multi-family properties during the first nine months of 1994.

     Other impaired major loans totaled $33.9 million, net of the related allowance for loan losses of $8.0 million, at September 30, 1994 compared to $391.0 million, net of the related allowance for losses of $36.5 million, at December 31, 1993. Included in other impaired major loans at September 1994 are $4.6 million in multi-family loans and $0.9 million in commercial and industrial loans related to the Northridge earthquake. The decline of $357.1 million or 91% in the net recorded investment reflects loans included in other impaired major loans at December 31, 1993 based on declines in the fair value of the underlying collateral, but which were not impaired in accordance with SFAS No. 114 based on the Company's expectation of borrower performance. Such loans were not included in other impaired major loans at September 30, 1994.

     The Company is continuing its efforts to reduce the amount of its nonperforming assets by aggressively pursuing loan delinquencies through the collection, workout and foreclosure processes and, if foreclosed, disposing rapidly of the REO. The Company sold $222.9 million of single family REO and $109.8 million of multi-family and commercial and industrial REO in the first nine months of 1994. In addition, the Company may, from time to time, offer packages of nonperforming assets for competitive bid.

     Allowance for Loan Losses. Management believes the Company's allowance for loan losses is adequate at September 30, 1994. The Company's process for evaluating the adequacy of the allowance for loan losses has three basic elements: first, the identification of problem loans; second, the establishment of appropriate loan loss allowances once individual specific problem loans are identified; and third, a methodology for estimating loan losses based on the inherent risk in the rest of the loan portfolio. Based upon this process, consideration of the current economic environment and other factors, management determines what it considers to be an appropriate allowance for loan losses.

     The changes in and a summary by type of the allowance for loan losses are as follows:

                                                Three Months Ended          Nine Months Ended
                                                  September 30,               September 30,
                                               --------------------       ---------------------
                                                 1994       1993            1994        1993
                                               --------   ---------       ---------   ---------
                                                           (dollars in thousands)
Beginning balance                              $447,098   $ 437,420       $ 438,786    $434,114
Provision for loan losses                        29,432      22,243         138,013     527,077
Allowance for loan losses on loans purchased       -           -               -         20,365
                                               --------   ---------       ---------   ---------
                                                476,530     459,663         576,799     981,556
                                               --------   ---------       ---------   ---------
Charge-offs:
  Single family                                 (22,276)     (2,923)        (78,923)   (455,152)
  Multi-family                                  (21,747)     (8,305)        (58,375)    (47,599)
  Commercial and industrial real estate          (5,266)    (11,337)        (31,387)    (52,887)
  Credit cards                                     -         (2,068)           -         (6,198)
                                               --------   ---------       ---------   ---------
                                                (49,289)    (24,633)       (168,685)   (561,836)
  Recoveries                                      9,968       7,997          29,095      23,307
                                               --------   ---------       ---------   ---------
    Net charge-offs                             (39,321)    (16,636)       (139,590)   (538,529)
                                               --------   ---------       ---------   ---------
Ending balance                                 $437,209   $ 443,027       $ 437,209   $ 443,027
                                               ========   =========       =========   =========
Ratio of net charge-offs to average
  loans and MBS outstanding during
  the periods (annualized)                         0.34%       0.15%           0.41%       0.62%(1)
                                                   ====        ====            ====        ====

(1)  	Excludes charge-offs of $334.3 million related to the 1993 bulk sale of single family nonaccrual loans, which increased the ratio to 1.65% for the first nine months of 1993.

                             September 30, 1994      December 31, 1993
                            --------------------   ---------------------
                                       % of Loan               % of Loan
                                        and MBS                 and MBS
                            Allowance  Portfolio   Allowance   Portfolio
                            ---------  ---------   ---------   ---------
                                      (dollars in thousands)
Single family                $166,908     0.44%    $155,516       0.43%
Multi-family                  177,800     2.14      145,097       2.00
Commercial and industrial
  real estate                  92,501     5.16      138,173       6.90
                             --------              --------
                             $437,209     0.91     $438,786       0.97
                             ========              ========

     For the first nine months of 1994 and 1993, gross charge-offs on single family loans related to sales of nonaccrual loans were $6.0 million and $372.1 million, respectively. Gross charge-offs for the first nine months of 1994 included $8.7 million related to the sale of multi-family nonaccrual loans and $13.4 million related to the sale of commercial and industrial nonaccrual loans. The allocation of the allowance for loan losses by type at September 30, 1994 reflects improvement in the commercial and industrial loan portfolio and the growth in the multi-family loan portfolio. The commercial and industrial portfolio has diminished in size due to loan principal payments and the Company's decision in 1988 to discontinue originating new commercial and industrial loans. The multi-family loan portfolio has increased $1.3 billion or 18% since the third quarter of 1993 due to multi-family originations which the Company provides on California properties only. The slow economic recovery in California combined with continued weakness in certain markets has also contributed to the higher allocation of the allowance to the multi-family loan portfolio.

     The $30.0 million provision for losses during the first quarter of 1994 related to the Northridge earthquake was based on the Company's appraisals of its major loan properties and a review of the damage assessment of single family loan properties in the earthquake area. This information was used in estimating the probability of foreclosures and the ultimate cost to the Company. The Company provided assistance to certain borrowers affected by the earthquake through deferral of loan payments and special loan programs. The Company permitted borrowers to defer a limited number of loan payments during the first nine months of 1994 on approximately 2,642 single family loans with a principal balance of $528.9 million and approximately 438 major loans with a principal balance of $307.8 million. The Company has also originated 55 loans with an outstanding principal balance at September 30, 1994 of $2.0 million through special loan programs providing repair or bridge financial for single family borrowers in the damaged area.

     It is possible that the Company's delinquent, nonaccrual, TDRs and other impaired loans and REO may increase and that the Company may experience additional losses with respect to its real estate loan portfolio. Although the Company has taken this possibility into consideration in establishing its allowance for loan losses, future events may warrant changes to the allowance.

Liquidity and Capital Resources

     Liquidity consists of cash, cash equivalents and certain marketable securities which are not committed, pledged or required to liquidate specific liabilities. The liquidity portfolio, totaling approximately $3.6 billion at September 30, 1994, increased $228.6 million or 7% from December 31, 1993 primarily due to net increases of $2.3 billion in deposits and $716.4 million in borrowings, partially offset by a net increase of $2.8 billion in the loan and MBS portfolio during the first nine months of 1994. The liquidity portfolio is expected to decrease during the fourth quarter of 1994 due to the sale of the Illinois deposits. Regulations of the Office of Thrift Supervision ("OTS") require each savings institution to maintain, for each calendar month, an average daily balance of liquid assets equal to at least 5% of the average daily balance of its net withdrawable accounts plus short-term borrowings during the preceding calendar month. OTS regulations also require each savings institution to maintain, for each calendar month, an average daily balance of short-term liquid assets (generally those having maturities of 12 months or less) equal to at least 1% of the average daily balance of its net withdrawable accounts plus short-term borrowings during the preceding calendar month. For September 1994 the average liquidity and average short-term liquidity ratios of Home Savings were 5.20% and 4.40%, respectively.

     Sources of additional liquidity consist primarily of positive cash flows generated from operations, the collection of principal payments and prepayments on loans and MBS, increases in deposits and borrowings and issuances of equity securities. Positive cash flows are also generated through the sale of MBS, loans and other assets for cash. Sources of borrowings may include borrowings from the FHLB, commercial paper and public debt issuances, borrowings under reverse repurchase agreements, commercial bank lines of credit and, under certain conditions, direct borrowings from the Federal Reserve System. The principal sources of cash inflows during the first nine months of 1994 were principal payments and prepayments on loans and MBS, proceeds from sales of loans and MBS and proceeds from short-term and FHLB and other borrowings.

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

     Loans Receivable. The Company's primary use of cash is to fund internally generated mortgage loans. During the first nine months of 1994 cash of $7.2 billion was used to originate loans. Gross loan originations of $7.7 billion in the first nine months of 1994 included approximately $7.3 billion of ARMs with an average spread of 265 basis points above COFI and $444.1 million of fixed rate loans. Fixed rate loans originated and designated for sale represented approximately 5% of single family loan originations in the first nine months of 1994. Principal payments on loans decreased 28% to $2.4 billion in the first nine months of 1994 from $3.3 billion in the first nine months of 1993.

     During the first nine months of 1994 the Company sold loans totaling $579.5 million, including sales of nonaccrual loans, net of charge-offs.
The Company designates certain loans as held for sale, including most of its fixed rate originations. At September 30, 1994 the Company had $10.7 million of loans available for sale.

     At September 30, 1994 the Company was committed to fund mortgage loans totaling $845.0 million, including $834.8 million or 99% in ARMs. The Company expects to fund such loans from its liquidity sources.

     MBS. During the first nine months of 1994 the Company sold $400.2 million of COFI and other MBS and purchased $424.5 million of ARM MBS, primarily indexed to one-year Treasury notes, and $125.4 million of short-term fixed rate collateralized mortgage obligations. The Company designates certain MBS as available for sale, including a significant portion of its ARM MBS issued or guaranteed by government sponsored enterprises and certain
other MBS.   At September 30, 1994 the Company had $2.6 billion of MBS
available for sale.

     During the first nine months of 1994 the Company securitized $6.7 billion of ARMs into MBS which can be used as collateral for borrowings. The Company also securitized $394.5 million of fixed rate single family mortgages into government agency MBS during the second quarter of 1994. The Company has the intent and ability to hold these MBS until maturity.

     Deposits. Savings deposits totaled $40.3 billion, an increase of $2.3 billion or 6% during the first nine months of 1994 reflecting the purchases of deposits and a minor net deposit inflow.

     During the third quarter of 1994, the Company agreed to sell approximately $1.5 billion of deposits in its 26 Illinois branches for a deposit premium in excess of 8.0%. The sale of the Illinois branches was completed on November 10, 1994. In addition, the Company purchased deposits totaling $2.3 billion in 47 branches of five Southern California financial institutions during the current third quarter. In October 1994, Home Savings completed its purchase of six branches from another Southern California financial institution, with deposits totaling $546.8 million. A total of 32 acquired branches will be consolidated into existing Home Savings branches. The average premium on the above acquisitions was approximately 4.0%.

     The Company intends to continue consideration of branch purchases and sales as opportunities to consolidate the Company's presence in its key strategic markets. At September 30, 1994, 59% of the Company's total deposits were in California compared to 58% in California at December 31, 1993.

     Borrowings. Borrowings totaled $9.6 billion, an increase of $716.4 million or 8% during the first nine months of 1994 reflecting a net increase in FHLB and other borrowings of $2.9 billion, partially offset by a decrease in short-term borrowings of $2.2 billion.

     In February 1994 Home Savings issued $200 million of Floating Rate Notes due February 9, 1996. In addition, Home Savings borrowed a total of $4.0 billion in the first nine months of 1994 from the FHLB. These FHLB Notes are due in 1995 through 1997. In August 1994 the Company issued $125 million of 7.875% Subordinated Notes due in September 2004, at a public offering price of 99.534%. The Subordinated Notes are not redeemable prior to maturity. Such borrowings partially offset a decrease in FHLB advances of $1.4 billion in the first nine months of 1994.

     Capital. Stockholders' equity totaled $3.0 billion, an increase of $34.0 million or 1% during the first nine months of 1994 principally due to net earnings of $197.4 million, partially offset by dividends paid to common and preferred stockholders of $115.0 million and an increase of $53.2 million in the net unrealized loss on securities available for sale. The aggregate unrealized loss at September 30, 1994 was $31.7 million.

     The OTS has adopted regulations (the "Capital Regulations") that contain a three-part capital standard requiring savings institutions to maintain "core" capital of at least 3% of adjusted total assets, tangible capital of at least 1.5% of adjusted total assets and risk-based capital of at least 8% of risk-weighted assets. Special rules govern the ability of savings institutions to include in their capital computations supervisory goodwill and investments in subsidiaries engaged in activities not permissible for national banks, such as real estate development. In addition, institutions whose exposure to interest-rate risk as determined by the OTS is deemed to be above normal may be required to hold additional risk-based capital. Home Savings believes it does not have above-normal exposure to interest-rate risk.

     Home Savings is in compliance with the Capital Regulations. The following table shows the capital amounts and ratios of Home Savings as compared to the requirements of the Capital Regulations at September 30, 1994:

                                       September 30, 1994
                       -------------------------------------------------
                           Home Savings             Capital Requirements
                       --------------------         --------------------
                                    (dollars in thousands)
Tangible capital       $2,605,741     4.92%         $  794,594     1.50%
Core capital           $2,804,119     5.29%         $1,589,187     3.00%
Risk-based capital     $3,878,642    11.88%         $2,611,577     8.00%

     The regulatory capital requirements applicable to Home Savings will become more stringent as the amount of Home Savings' supervisory goodwill and investment in real estate development subsidiaries includable in capital is phased out through December 31, 1994 and July 1, 1996, respectively.
Home Savings currently meets the requirements of the Capital Regulations assuming the present application of the full phase-out provisions. At September 30, 1994 the capital ratios computed on this more stringent, "fully phased-in" basis were 4.84% for core and tangible capital and 11.23% for risk-based capital.

     If the sale of the Illinois branches had been completed in the third quarter of 1994, Home Savings' capital ratios at September 30, 1994 would have been approximately 5.20% for tangible capital, 5.57% for core capital and 12.20% for risk-based capital. On a fully phased-in basis, core and tangible capital would have been approximately 5.12% and risk-based capital would have been approximately 11.56%.

     The OTS has proposed certain amendments to the Capital Regulations. The Company is unable to predict whether, or in what form, the proposed amendments to the Capital Regulations will ultimately be adopted. Accordingly, the Company is unable to predict whether Home Savings would be in compliance with any higher capital requirement resulting from such amendments.

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

    (a)  Exhibits.

         None.

    (b)  Reports on Form 8-K.

         The Registrant filed with the Commission a Current Reort on Form 8-K dated August 24, 1994 with respect to the Registrant's issuance of its 7.875% Subordinated Notes due September 1, 2004.

                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:	 November 10, 1994              H. F. Ahmanson & Company



                                      /s/  Kevin M. Twomey
                                      -----------------------------
                                      Kevin M. Twomey
                                      Executive Vice President and
                                      Chief Financial Officer
                                      (Authorized Signer)



                                  	   /s/  George Miranda
                                      -----------------------------
                                      George Miranda
                                      First Vice President and
                                      Principal Accounting Officer

                             EXHIBIT INDEX


      Exhibit                                           Sequentially
      Number	                 Description               Numbered Page
     --------                ------------              --------------

        11      Statement of Computation of Earnings
                 per Share.                                 29