Form 10-K
AHMANSON H F & CO /DE/
filed 1995-03-30
CIK 771667

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                            ------------------------
(MARK ONE)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
       THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     FOR THE TRANSITION PERIOD FROM                   TO

                         COMMISSION FILE NUMBER 1-8930

                            H. F. AHMANSON & COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                            ------------------------

                   DELAWARE                                     95-0479700
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

             4900 RIVERGRADE ROAD
            IRWINDALE, CALIFORNIA                                 91706
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                      (ZIP CODE)


        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 818-960-6311
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


                                                          NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                           ON WHICH REGISTERED
             ------------------                           ---------------------
         Common Stock, $.01 par value                    New York Stock Exchange
        Series A Junior Participating                     Pacific Stock Exchange
          Cumulative Preferred Stock

    Depositary Shares Each Representing a                New York Stock Exchange
    One-Half Interest in a Share of 9.60%
          Preferred Stock, Series B

    Depositary Shares Each Representing a                New York Stock Exchange
    One-Tenth Interest in a Share of 8.40%
          Preferred Stock, Series C

    Depositary Shares Each Representing a                New York Stock Exchange
     One-Tenth Interest in a Share of 6%
Cumulative Convertible Preferred Stock, Series D


          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                 NOT APPLICABLE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of the voting stock held by nonaffiliates of the registrant, based upon the closing sale price of its Common Stock on the New York Stock Exchange on March 14, 1995, a date within 60 days prior to the date of filing, was $2,080,842,299.

     Common Stock, $.01 par value of registrant outstanding at March 14, 1995 -- 117,099,084 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held May 9, 1995 are incorporated by reference into Part III hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                     PART I

                                                                                        PAGE
                                                                                        ----
ITEM  1.  BUSINESS....................................................................    1
  General.............................................................................    1
  Retail Banking Activities...........................................................    2
  Lending Activities..................................................................    2
     General..........................................................................    2
     Interest Rates, Terms and Fees...................................................    3
     Sales of Loans and MBS and Servicing Activities..................................    5
  Treasury Activities.................................................................    5
  Earnings Spread.....................................................................    6
  Asset/Liability Management..........................................................    6
  Competition.........................................................................    6
  Regulation..........................................................................    7
     General..........................................................................    7
     FIRREA and FDICIA................................................................    7
     Savings and Loan Holding Company Regulations.....................................    7
     Affiliate and Insider Transactions...............................................    7
     Limitations on Acquisitions......................................................    7
     Payment of Dividends.............................................................    8
     Deposit Insurance................................................................    8
     Conversion of Deposit Insurance; Acquisitions of Savings Institutions............    9
     Classification of Assets.........................................................    9
     Capital Requirements.............................................................   10
     FDICIA Sanctions.................................................................   11
     Enforcement and Penalties........................................................   11
     Loans and Investments............................................................   12
     Federal Home Loan Bank System....................................................   12
     Federal Reserve System...........................................................   12
     Liquidity........................................................................   12
     Community Reinvestment Act.......................................................   13
     Qualified Thrift Lender..........................................................   13
     Service Corporations.............................................................   13
  Taxation............................................................................   13
     Federal..........................................................................   13
     State............................................................................   13
  REI Operations......................................................................   14
  Other Activities....................................................................   14
  Employees...........................................................................   14
ITEM  2.  PROPERTIES..................................................................   14
ITEM  3.  LEGAL PROCEEDINGS...........................................................   15
ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................   15

                                    PART II

                                                                                        PAGE
                                                                                        ----
ITEM  5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS........   15
  Market Prices of Stock..............................................................   15
  Per Share Cash Dividends Data.......................................................   16
  Stockholders........................................................................   16
ITEM  6.  SELECTED FINANCIAL DATA.....................................................   17
ITEM  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS..................................................................   19
  Overview............................................................................   19
  Results of Operations...............................................................   23
     Net Interest Income..............................................................   23
     Provision for Loan Losses........................................................   25
     Other Income.....................................................................   25
       Gain on Sales of MBS...........................................................   25
       Gain (Loss) on Sales of Loans..................................................   26
       Loan Servicing Income..........................................................   26
       Gain on Sale of Illinois Retail Deposit Branch System..........................   26
       Other Operating Income.........................................................   26
     Other Expenses...................................................................   26
       General and Administrative Expenses............................................   26
       Operations of REI..............................................................   27
       Operations of REO..............................................................   27
       Amortization of Goodwill and Other Intangible Assets...........................   27
       Provision for Income Taxes (Benefit) and
          Cumulative Effect of Accounting Change......................................   27
     Extraordinary Loss in 1993.......................................................   28
     Quarterly Results of Operations..................................................   28
  Financial Condition.................................................................   29
     Asset/Liability Management.......................................................   30
     Asset Quality....................................................................   33
       Nonperforming Assets and Potential Problem Loans...............................   33
       Allowance for Loan Losses......................................................   37
       REI............................................................................   39
     Liquidity and Capital Resources..................................................   39
       Loans Receivable...............................................................   40
       MBS............................................................................   40
       Deposits.......................................................................   40
       Borrowings.....................................................................   41
       Capital........................................................................   41
ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................................   42
ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
          DISCLOSURE..................................................................   42
                                          PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........................   43
ITEM 11.  EXECUTIVE COMPENSATION......................................................   44
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..............   45
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............................   45
                                          PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.............   45

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

     Approximately 97% of the Company's consolidated revenues in 1994 were derived from the operations of Home Savings of America, FSB, a federally chartered savings bank ("Home Savings"), which is wholly-owned by Ahmanson. Home Savings represented over 99% of the Company's consolidated assets at December 31, 1994. Home Savings is currently the largest savings institution in the United States. Home Savings is regulated by the Director of the Office of Thrift Supervision ("OTS Director") and the Federal Deposit Insurance Corporation ("FDIC") which, through the Savings Association Insurance Fund ("SAIF") and the Bank Insurance Fund ("BIF"), insures the deposit accounts of Home Savings. Home Savings is a member of the Federal Home Loan Bank ("FHLB") of San Francisco, which is one of the twelve regional banks for federally insured depository institutions comprising the Federal Home Loan Bank System. Home Savings is further subject to regulations of the Board of Governors of the Federal Reserve System ("Federal Reserve Board") with respect to reserves required to be maintained against certain deposits and certain other matters.

     In 1993 the Company's three FDIC-insured federal savings banks, Home Savings, Home Savings of America, The Bowery Div., FSB ("Bowery"), and Home Savings of America, FSB-NY ("HSB"), merged into a single federal savings bank that operates as Home Savings of America, FSB. The deposits of the combined entity are insured, in part, by the SAIF and, in part, by the BIF. The combined entity is considered a BIF member institution. As used herein, for periods prior to the merger the term "Home Savings" includes Bowery and HSB unless otherwise indicated and for periods after the merger the term "Home Savings" means the combined entity Home Savings of America, FSB resulting from the merger.

     Home Savings conducts the majority of its business in California. Home Savings currently conducts certain of its savings and lending operations under the name "Savings of America, a division of Home Savings of America, FSB." Home Savings also conducts certain of its lending operations through Ahmanson Mortgage Company, a wholly-owned subsidiary.

     The Company's principal business is attracting funds from the general public and institutions and originating and investing in residential real estate mortgage loans, mortgage-backed securities ("MBS") and investment securities. MBS include securities issued or guaranteed by government sponsored enterprises ("Agency MBS") such as the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC") and the Government National Mortgage Association ("GNMA"), mortgage pass-through securities issued by other entities, including Home Savings, and collateralized mortgage obligations ("CMOs"). The Company's primary sources of revenues are interest earned on mortgage loans and MBS, income from investment securities, gains on sales of loans and MBS, fees earned in connection with loans and deposits, and income earned on its portfolio of loans and MBS serviced for investors. Its principal expense is interest incurred on interest-costing liabilities, including deposits and borrowings. The Company's primary sources of funds are deposits, principal and interest payments on loans and MBS, proceeds from sales of loans and MBS and borrowings. Scheduled payments on loans and MBS are a relatively stable source of funds, while prepayments of loans and MBS and flows in deposits vary widely.

     The Company, through certain subsidiaries, engages in real estate development and investment ("REI") activities. The operations of the REI subsidiaries are described below under "REI Operations." The effect on regulatory capital of REI activities by Home Savings' subsidiaries is discussed below under "Regulation -- Capital Requirements." For information with respect to industry segments see Note 16 of Notes to Consolidated Financial Statements.

     The Company's operations are significantly influenced by general economic conditions, the monetary and fiscal policies of the federal government and the regulatory policies of governmental authorities. Deposit flows and the cost of interest-costing liabilities ("cost of funds") to the Company are influenced by interest rates on competing investments and general market interest rates. Similarly, the Company's loan volume and yields on loans and MBS, and the level of prepayments on such loans and MBS, are affected by market interest rates, as well as additional factors affecting the supply of and demand for housing and the availability of funds.

RETAIL BANKING ACTIVITIES

     At December 31, 1994 Home Savings' deposits totaled $40.6 billion, substantially all of which were retail deposits. The Company believes that retail deposits are a stable and cost effective source of funds to support its residential mortgage lending.

     At December 31, 1994 the Company had 357 retail branch offices located in six states and 82 loan offices lending in 12 states. The Company periodically reviews the desirability of maintaining its offices and closes those that it determines are not sufficiently profitable or otherwise do not fit into the Company's business plans. The Company also regularly reviews the desirability of expanding or contracting its retail branch office network and loan office network. Prior to closing any office, the Company reviews and considers the potential impact of the office closing on the credit needs of the surrounding community. During 1994 the Company sold 26 branches in Illinois with deposits totaling $1.6 billion and purchased 53 branches in California with deposits totaling $2.8 billion, of which 32 branches were consolidated with existing branches. The Company has entered into an agreement to acquire an additional 52 branches in California with deposits totaling $1.4 billion, of which approximately 20 branches are planned for consolidation with existing branches.

     Home Savings attracts deposits by offering a wide variety of transaction and term accounts and exceptional customer service. Examples of Home Savings' transaction accounts include checking, passbook and money market savings accounts. Home Savings' term accounts typically have maturities ranging from three months to three years and generally include an interest forfeiture provision designed to discourage withdrawals prior to maturity. Home Savings also offers special rates for jumbo certificates of deposit.

     Griffin Financial Services, a subsidiary of Ahmanson and an affiliate of Home Savings, provides alternative investment and insurance services and products, including mutual funds, annuities, life insurance, property and casualty insurance, and discount brokerage. Griffin Financial Services serves as investment adviser and distributor for The Griffin Funds, a family of mutual funds.

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

     The Company has not originated new residential loans secured by multi-family structures located in states other than California since 1990 and has not originated new commercial and industrial real estate loans since 1988.

     Home Savings' loans on single family homes must be approved by one or more members of a single family loan committee which consists of the Director of Conventional Loans, Assistant Directors of Conventional Loans, Regional Loan Managers, Loan Managers and certain Assistant Loan Managers. Loans on multi-family real estate properties are subject to various approval requirements depending on the size of the loan. Because loan applications declined by Home Savings may be acceptable to other lenders, during 1993 Home Savings instituted a program to refer loan applications which have been declined to other lenders. This program assists applicants to meet their credit needs and generates fees for Home Savings.

     The Company requires title insurance on all loans secured by liens on real property and also requires that fire and extended coverage special form casualty insurance be maintained on the security properties in an amount at least equal to the total of the Company's loans or the replacement cost of the structure, whichever is less. In designated flood areas, the Company also requires flood insurance. During 1994, the Company began requiring earthquake insurance on certain loans secured by multi-family structures. The Company does not currently require other insurance against potential damage to the security properties. However, in response to an announcement by FHLMC that it will discontinue purchasing loans secured by condominium units located in designated areas unless the condominium project is covered by earthquake insurance, the Company is reviewing whether earthquake insurance should be required for loans secured by condominium units.

     For additional information on the composition of the Company's loan and MBS portfolio, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition."

     The Company has established an allowance for loan losses relating to specifically identified impaired loans and all other loans. For more information on the amount of the allowance and the process for evaluating its adequacy, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition -- Asset Quality -- Allowance for Loan Losses."

     For information on nonperforming assets and potential problem loans, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition -- Asset Quality -- Nonperforming Assets and Potential Problem Loans."

     Interest Rates, Terms and Fees. Substantially all the Company's adjustable rate mortgage loans ("ARMs") provide for interest rates that adjust monthly based on changes in the monthly weighted average cost of funds of savings institutions headquartered in the Federal Home Loan Bank System's Eleventh District, which comprises California, Arizona and Nevada, as computed by the FHLB of San Francisco ("COFI"). The cost of funds of Home Savings, as computed for purposes of its Thrift Financial Reports to the OTS, represents a significant component of COFI. COFI is currently computed and announced on the last day of the month following the month in which such cost of funds was incurred. The Company's ARMs which adjust based upon changes in COFI ("COFI ARMs") generally commence accruing interest at the newly published rate plus the contractual factor at the payment due date next following such announcement. The Company also offers ARMs which provide for interest rates that adjust based upon changes in the yields of U. S. Treasury securities ("Treasury ARMs").

     Federal laws and regulations restrict the nature, amount, terms and security for real estate loans that savings institutions may originate or purchase. The OTS and other bank regulatory agencies have adopted regulations requiring institutions to adopt written real estate lending policies that, among other things, are consistent with guidelines contained in the regulations. Among the guidelines adopted are maximum loan-to-value ratios. For additional information on the original loan-to-value ratios of loans originated by Home Savings, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition."

     Certain of the Company's ARMs permit homeowners to borrow additional funds at the existing loan's current interest rate for any purpose, but only if a specified loan-to-value ratio, based on the appraised value of the security property at the time of the additional borrowing, or the Company's maximum loan amount for similar type property is not exceeded.

     Substantially all ARMs originated between 1981 and 1987 and all ARMs originated after 1987 have a maximum interest rate. In addition, substantially all the Company's COFI ARMs provide that the minimum monthly payments to be made by the borrower may be adjusted only annually and by not more than 7.5% of such minimum payments in any year. However, at the end of each five year interval during the life of the loan, the payments may be adjusted by more than 7.5% to assure that the loan will amortize over the remaining term. The Company's Treasury ARMs secured by single family properties generally provide that the interest rate will not be adjusted by more than two percentage points in any year but do not otherwise limit the adjustment of the minimum monthly payments. The Company permits the borrower to select, at the time of origination of a COFI ARM, a repayment schedule of 15, 30 or 40 years. The Company's Treasury ARMs secured by single family properties have a repayment schedule of 30 years.

     Adjustable interest rates could cause payment increases that some borrowers may find difficult to make. However, the limits discussed above on changes in interest rates and monthly payments protect borrowers from unlimited interest rate and payment increases. The limits on changes in payments on ARMs can result in monthly payments that are greater or less than the amount necessary to amortize the ARM by its maturity date at the interest rate in effect in any particular month. In the event that a monthly payment is not sufficient to pay the interest accruing on an ARM, the shortage is added to the principal balance of the ARM to be repaid through future monthly payments. The aggregate amounts of interest capitalized (or negative amortization) on the Company's ARMs during 1994 and 1993 were $39.0 million and $50.6 million, respectively. At December 31, 1994 the amount of interest capitalized on the Company's $46.4 billion ARM portfolio totaled $33.6 million. Of such amount, $9.4 million represents capitalized interest on loans with current principal balances that are less than the original loan amounts. The remaining $24.2 million represents capitalized interest on loans with an aggregate principal balance at December 31, 1994 of $3.2 billion compared to an aggregate original loan balance of $3.1 billion. At December 31, 1994 the average principal balance of such loans was 1.6% higher than the average original loan amount. If a loan bears a high loan-to-value ratio at origination, the default risk associated with the loan could increase due to negative amortization on the ARM. However, the Company's management does not believe that the default risk associated with negative amortization is material. In the event that a scheduled monthly payment exceeds the interest and principal payment that would have been necessary to amortize or pay the outstanding principal balance over the remaining term of the loan, the excess (or accelerated amortization) reduces the principal balance of the ARM and therefore the amount to be repaid through future monthly payments. The terms of the Company's Treasury ARMs secured by single family properties do not result in negative or accelerated amortization.

     Substantially all the Company's ARMs also have a minimum interest rate. Due to the general decline in COFI during the several years prior to 1994, the minimum interest rates on a substantial number of the Company's ARMs were higher than the rate which would otherwise have been applicable. During 1993, in order to retain these borrowers, some of whom had been refinancing their loans with other financial institutions, Home Savings permitted borrowers to reduce the minimum interest rate applicable to their loans for a small fee.

     The Company currently also offers a 30-year fixed rate mortgage loan and a 15-year fixed rate mortgage loan. The Company believes that offering fixed rate mortgage loans strengthens its marketing position with realtors and provides access to a greatly expanded potential customer base, factors that the Company believes also result in higher ARM originations.

     Home Savings has established underwriting criteria for its fixed rate mortgage loans such that these loans are normally readily saleable in the secondary market. Periodically, based on existing market conditions, Home Savings packages and sells these loans. In the event insufficient demand exists in the secondary market for such transfers or the pricing is not attractive, Home Savings will reduce its originations of fixed rate mortgage loans until market conditions become more favorable.

     The Company also offers Treasury ARMs with a fixed interest rate for an initial period currently ranging from three to ten years after which interest rate adjustments commence. These loans with an initial fixed interest rate period of three or five years currently are originated to be held in portfolio and these loans with an initial fixed interest rate period of seven or ten years currently are originated for sale.

     In addition to the interest on its loans, the Company charges fees for loan originations, loan prepayments and modifications, late payments, changes of property ownership and other services. Fees realized vary with the volume of loans made and prepaid, economic conditions and other competitive conditions in the mortgage market.

     Sales of Loans and MBS and Servicing Activities. The Company has sold loans, Agency MBS and other MBS and participations therein, which have generated gains on sale, a stream of loan servicing revenue and cash for lending or liquidity. The Company designates certain loans and MBS that may be sold as available for sale. For information on the amount of loans and MBS sold, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Other Income -- Gain on Sales of MBS" and "-- Gain (Loss) on Sales of Loans."

     When loans and MBS representing interests in loans originated by the Company are sold to investors, the Company generally continues to collect the payments on the loans as they become due and otherwise to service the loans. During 1994 the Company sold servicing rights related to $2.0 billion of fixed rate single family mortgage loans serviced for investors. These loans were lower principal balance loans which are less efficient for the Company to service. For more information on the amount and components of loan servicing income, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Other Income -- Loan Servicing Income" and Note 3 of Notes to Consolidated Financial Statements.

     The Company has sold certain loans and MBS with different types of credit enhancement features. Such features may include direct recourse to the Company in the event of credit losses on the loans or MBS sold, subordination of the Company's retained interest in a pool of loans or MBS to the interest of the investor or the provision of third party guarantees, letters of credit or insurance policies that protect investors against credit losses. For additional information regarding the Company's recourse obligations, see Note 3 of Notes to Consolidated Financial Statements.

     The Company has periodically securitized mortgage loans into Agency MBS, which can be used as collateral to support increases in interest-costing liabilities obtained from agreements to repurchase securities sold and can also be more readily sold in the secondary market. The Company also has securitized mortgage loans into other MBS which can be used as collateral for borrowings.

TREASURY ACTIVITIES

     Home Savings is required by federal regulations to maintain a minimum amount of assets which qualify as liquidity for regulatory purposes, including specified short-term securities, and is also permitted to make certain other securities investments. See "Regulation -- Liquidity." For information concerning interest and dividends on investments, see Note 2 of Notes to Consolidated Financial Statements.

     The Company purchases securities from broker-dealers with a concurrent commitment to resell the securities to the broker-dealer at a specified price on a specified future date, typically one to 90 days after the date of the initial purchase. The amounts advanced under these agreements are subject to regulatory limits on loans to one borrower and are reflected as cash equivalents in the Consolidated Statements of Financial Condition. Repurchase agreements are subject to certain risks, including the risks that the broker-dealer will fail to perform its obligations, the value of the securities may fall below the amount of funds disbursed to the broker-dealer and the Company's interest in the securities may be inadequately protected in the event the broker-dealer fails to perform its obligations. The Company attempts to reduce such risks by, among other things, entering into such agreements only with well-capitalized broker-dealers who are primary dealers in government securities, reviewing on a regular basis the financial status of such broker-dealers, limiting the maximum amount of agreements permitted to be outstanding at any time with any single broker-dealer and requiring additional securities if the market value of the purchased securities decreases below levels specified in such agreements. Although the Company believes that these procedures reduce the risks of repurchase agreements, there is no assurance that the Company would be able to obtain the purchased securities in the event that a broker-dealer fails to perform its obligations under a repurchase agreement. See Note 2 of Notes to Consolidated Financial Statements.

     Home Savings borrows funds from the FHLB of San Francisco on the security of the FHLB capital stock owned by it and certain mortgage loans and MBS pledged as collateral. The Company also from time to time has issued senior notes, subordinated notes, medium-term notes, mortgage-backed bonds and commercial paper and expects in the future to issue other debt instruments. In addition, the Company obtains funds through agreements to repurchase securities sold with broker-dealers, which are deemed to be secured borrowings and typically have terms ranging from one to 365 days. See Notes 8 and 9 of Notes to Consolidated Financial Statements.

EARNINGS SPREAD

     The Company's earnings primarily depend upon (i) the spread between the yield on its interest-earning assets and the rates on its interest-costing liabilities and (ii) the relative amounts of interest-earning assets and interest-costing liabilities. When interest-earning assets equal or exceed interest-costing liabilities, any positive spread will generate net interest income. When the amount of interest-earning assets is less than the amount of interest-costing liabilities, net interest expense can result even when the spread is positive. The Company's net interest margin reflects the difference between the average dollar amount of and yield on interest-earning assets compared with the average dollar amount and cost of funds.

     For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Net Interest Income."

ASSET/LIABILITY MANAGEMENT

     Home Savings has an Asset/Liability Management Committee ("ALCO"), which is responsible for balance sheet management, including implementation of the interest rate risk management policy statement adopted by Home Savings pursuant to OTS Thrift Bulletin No. 13. Among other things, Home Savings' policy statement sets forth the limits established by the board of directors on acceptable changes in net interest income and the net present value of the institution's assets, liabilities and off-balance sheet instruments (referred to as the "market value of portfolio equity") resulting from specific changes in interest rates. ALCO regularly reviews, among other things, economic conditions, the interest rate outlook, the demand for loans, the availability of deposits and Home Savings' current operating results, liquidity, capital and interest rate risk exposure. Based on such reviews, ALCO prepares an implementation plan intended to achieve the objectives set forth in Home Savings' business plan without exceeding the maximum acceptable declines in net interest income and market value of portfolio equity set forth in the interest rate risk management policy statement. On a quarterly basis, Home Savings' board of directors reviews ALCO's implementation plan and the effects thereof. On at least an annual basis, Home Savings' board of directors reviews the interest rate risk management policy statement.

     For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial
Condition -- Asset/Liability Management."

COMPETITION

     Financial institutions experience intense competition in making real estate loans and attracting deposits from the general public. The competition for funds is principally among savings institutions, commercial banks, credit unions and thrift and loan associations, corporate and government securities and money market mutual funds. The principal basis of competition for funds is the interest rate paid. In addition to offering competitive rates of interest, other methods used by the Company to attract deposits include advertising, readily accessible office locations and the quality of its service to its customers. However, competition for deposits in certain states, including California and New York, is particularly strong from large commercial banks because they provide a broader range of consumer services and because of their large branch networks.

     Competition in making real estate loans is principally among savings institutions, commercial banks, mortgage companies, insurance companies, government agencies and real estate investment trusts. These institutions compete for loans primarily through the interest rates and loan fees they charge and the efficiency, convenience and quality of services they provide to borrowers and their real estate brokers.

     An OTS regulation, which states that it preempts any state law purporting to address the subject of branching by a federal savings institution, generally allows federal savings institutions, including Home Savings, to branch freely throughout the United States to the extent allowed by federal statutes. Most states, including California, have adopted legislation which would permit, subject to various conditions and restrictions, banking on an interstate basis. The right to engage in banking on an interstate basis is often restricted to specific states or regions and often includes reciprocity provisions. The location of the financial institution's home office is also generally a factor in determining the extent of the right. In some instances, the legislation applies only to banks and not to savings institutions. Legislation adopted by Congress during 1994 will permit banks to establish interstate branch systems. With the advent of regional and interstate branching, competitors of the Company may be able to conduct extensive interstate banking operations and thereby gain competitive advantages.

     The FDIC has proposed a change in the deposit insurance assessment rate for BIF deposits but not for SAIF deposits. The change, if adopted, could provide institutions whose deposits are exclusively or primarily BIF-insured (such as almost all commercial banks) certain competitive advantages over institutions whose deposits are primarily SAIF-insured (such as Home Savings). See "Regulation -- Deposit Insurance."

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

     Payment of Dividends. Ahmanson's principal sources of funds are cash dividends paid to it by Home Savings and other subsidiaries, investment income and borrowings. There are significant restrictions on the ability of Home Savings to pay dividends to Ahmanson. Savings institution subsidiaries of savings and loan holding companies, such as Home Savings, must notify the OTS Director of their intent to declare dividends at least 30 days before declaration. The OTS Director has the authority to preclude those institutions from declaring a dividend.

     OTS regulations impose limitations upon certain "capital distributions" by savings institutions, including dividends. The regulations establish a three-tiered system of regulation, with the greatest flexibility being afforded to institutions that meet or exceed the fully phased-in capital requirements.

     An institution that has capital immediately prior to, and on a pro forma basis after giving effect to, a proposed capital distribution that is at least equal to its fully phased-in capital requirements is considered a Tier 1 institution ("Tier 1 Institution"). At December 31, 1994 Home Savings was a Tier 1 Institution. A Tier 1 Institution may, without the approval of but with prior notice to the OTS, make capital distributions during a calendar year up to the greater of (1) 100% of its net income to date during the calendar year plus the amount that would reduce the institution's "surplus capital ratio" (the excess over its fully phased-in risk-based capital requirement) to one-half of its surplus capital ratio at the beginning of the calendar year or (2) 75% of the institution's net income over the most recent four quarter period. Any additional capital distributions would require prior regulatory approval. The OTS retains discretion to subject Tier 1 Institutions to the more stringent capital distribution rules applicable to institutions with less capital if the OTS determines that the institution is in need of more than normal supervision and has provided the institution with notice to that effect. The OTS also retains the authority to prohibit any capital distribution otherwise authorized under the regulations if the OTS determines that the capital distribution would constitute an unsafe or unsound practice.

     Ahmanson and Home Savings have agreed with federal regulators that Home Savings will not pay dividends in any one year that exceed the sum of (i) 50% of the lesser of Home Savings' net income or net operating income in such year and
(ii) the amounts that could have been, but were not, paid as dividends in prior years pursuant to such agreement, previous similar agreements and applicable regulations and statutes. Ahmanson has also agreed with federal regulators to cause Home Savings' regulatory capital to be maintained at the greater of (i) 3% of Home Savings' total liabilities, with certain adjustments, and (ii) the level required by regulation, and to cause sufficient equity capital to be contributed to Home Savings if necessary to effect compliance with such agreement. In no event may dividends from Home Savings to Ahmanson reduce Home Savings' regulatory capital below such level.

     Deposit Insurance. The FDIC administers two separate deposit insurance funds, the BIF, which insures the deposits of institutions the deposits of which were insured by the FDIC prior to the enactment of FIRREA, and the SAIF, which insures the deposits of institutions the deposits of which were insured by the Federal Savings and Loan Insurance Corporation prior to the enactment of FIRREA. Home Savings is a member of the BIF and currently pays deposit insurance assessments ratably to the SAIF and the BIF based on 91% and 9% of total deposits, respectively. These percentages are subject to change in the future based on future events. The OTS Director is also authorized to impose assessments on savings institutions to fund certain of the costs of administration of the OTS.

     The FDIC has established a risk-based system for setting deposit insurance assessments. Under the risk-based assessment system, an institution's insurance assessments vary depending upon the level of capital the institution holds and the degree to which it is the subject of supervisory concern to the FDIC. The assessment rate for both BIF deposits and SAIF deposits currently varies from 0.23% of covered deposits for well-capitalized institutions that are deemed to have no more than a few minor weaknesses, to 0.31% of covered deposits for less than adequately capitalized institutions that pose substantial supervisory concern. The FDIC has proposed a change in the BIF assessment rates, but not the SAIF assessment rates, based on the condition of the BIF and the SAIF. The change, if adopted, would reduce the lowest assessment rate for BIF deposits to

0.04% of covered deposits. The Department of the Treasury has been reported as studying, in part due to concerns about the effects of the disparity between BIF assessment rates and SAIF assessment rates which would result from the FDIC's proposal, a one time special assessment of 0.80% of SAIF deposits to recapitalize the SAIF. The FDIC has also requested comments on whether the base to which the assessment rate is applied should be re-defined. Although the FDIC has indicated that any change in the assessment base would be accompanied by a corresponding change in the assessment rate designed to result in the FDIC collecting the same aggregate amount of assessments, a change in the assessment base could alter the amount of the assessments paid by individual institutions. The Company paid $90.9 million and $8.9 million in deposit insurance premiums to SAIF and BIF, respectively, in 1994 compared to $70.1 million and $13.1 million, respectively, in 1993.

     Under current law, the SAIF has three major obligations: beginning in 1995, to fund losses associated with the failure of institutions with SAIF-insured deposits; to increase its reserves to 1.25% of insured deposits over a reasonable period of time; and to make interest payments on debt incurred to provide funds to the former Federal Savings and Loan Insurance Corporation ("FICO debt"). The reserves of the SAIF are currently lower than the reserves of the BIF and the BIF does not have an obligation to pay interest on the FICO debt. Therefore, as is currently being proposed by the FDIC, premiums assessed on deposits insured by the SAIF may be higher in the future than premiums assessed on deposits insured by the BIF. Such a premium structure could provide institutions whose deposits are exclusively or primarily BIF-insured (such as almost all commercial banks) certain competitive advantages over institutions whose deposits are primarily SAIF-insured (such as Home Savings). Such a competitive disadvantage could have an adverse effect on Home Savings' results of operations. In order to mitigate the effects of such a competitive disadvantage, the Company has filed applications to organize state-chartered savings banks at which deposits would be exclusively or primarily BIF-insured. The Company cannot predict whether the FDIC, the OTS or Congress would attempt to prevent or restrict the Company's use of such savings banks for this purpose. If the Company is permitted to organize and operate such savings banks, operating multiple institutions could introduce inefficiencies and additional expenses and the benefits of increasing BIF-insured deposits and decreasing SAIF-insured deposits would only be realized over time.

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

     Conversion of Deposit Insurance; Acquisitions of Savings
Institutions. Until the SAIF reaches its designated reserve ratio of 1.25%, there will be a moratorium on conversion of SAIF insured deposits to BIF insurance. Subject to certain limitations, however, a savings institution may convert to a bank charter if the fund insuring the deposits of the resulting bank remains unchanged.

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

     At present, certain general allowances may be included within regulatory capital, while specific allowances may not. If an OTS examiner concludes that additional assets should be classified or that the valuation allowances established by the savings institution are inadequate, the examiner may determine, subject to internal review by the OTS, the need for and extent of additional classification or any increase necessary in the savings institution's general or specific valuation allowances. An insured savings institution is also required to set aside adequate valuation allowances to the extent that an affiliate possesses assets posing a risk to the institution and to establish liabilities for off-balance sheet items, such as letters of credit, when loss becomes probable and estimable.

     Capital Requirements. The OTS has adopted capital regulations ("Capital Regulations") which establish three capital requirements -- a core capital requirement, a tangible capital requirement and a risk-based capital requirement. The capital standards contained in the Capital Regulations generally must be no less stringent than the capital standards applicable to national banks. The Capital Regulations require savings institutions to maintain core capital of at least 3% of adjusted total assets, tangible capital of at least 1.5% of adjusted total assets, and total capital of at least 8% of risk-weighted assets. In addition, effective July 1, 1994, institutions whose exposure to interest-rate risk is deemed to be above normal will be required to deduct a portion of such exposure in calculating their risk-based capital. The OTS may establish, on a case by case basis, individual minimum capital requirements for a savings institution that vary from the requirements that would otherwise apply under the Capital Regulations. The OTS has not established such individual minimum capital requirements for Home Savings. Home Savings was in compliance with the Capital Regulations at December 31, 1994. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition -- Liquidity and Capital Resources."

     Core capital generally includes common stockholders' equity (including retained earnings but excluding the net unrealized gain or loss on securities available for sale), noncumulative perpetual preferred stock and related surplus, and minority interests in the equity accounts of fully consolidated subsidiaries. Intangible assets (other than purchased mortgage servicing rights, purchased credit card relationships and qualifying supervisory goodwill) must be deducted from core capital. Certain deferred tax assets also must be deducted. Core capital includes purchased mortgage servicing rights and purchased credit card relationships, subject to certain limitations. At December 31, 1994 Home Savings had no purchased mortgage servicing rights or purchased credit card relationships. The amount of qualifying supervisory goodwill that may be included in core capital by an eligible savings institution was reduced to 0.375% of adjusted total assets beginning January 1, 1994 and 0% beginning January 1, 1995. At December 31, 1994 the amount of qualifying supervisory goodwill included in Home Savings' core capital was $198.8 million which is 0.375% of adjusted total assets.

     The tangible capital requirement adopted by the OTS Director requires a savings institution to maintain tangible capital in an amount not less than 1.5% of adjusted total assets, which is the minimum limit permitted by FIRREA. Tangible capital generally means core capital less any intangible assets (including supervisory goodwill), plus certain purchased mortgage servicing rights.

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

     FIRREA and the Capital Regulations contain special capital rules affecting savings institutions with certain kinds of subsidiaries. For purposes of determining compliance with each of the capital standards, a savings institution's investments in and extensions of credit to subsidiaries engaged in activities not permissible for a national bank are deducted from the savings institution's capital, net of reserves against such investment, with the exception of the amount of investments and extensions of credit made or committed to be made prior to April 12, 1989 which will be phased out of regulatory capital by July 1, 1996. Home Savings' REI subsidiaries are its only significant subsidiaries engaged in activities not permissible for a national bank. At December 31, 1994 Home Savings' investments in and extensions of credit to its REI subsidiaries aggregated $71.2 million as a result of which Home Savings was required to deduct $32.1 million from its capital.

     The regulatory capital requirements applicable to Home Savings are continuing to become more stringent as the amount of Home Savings' supervisory goodwill includable in capital was phased out effective January 1, 1995 and the amount of Home Savings' investment in REI subsidiaries includable in capital is phased out through July 1, 1996. Home Savings currently meets the requirements of the Capital Regulations assuming the present application of the full phaseout provisions. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial
Condition -- Liquidity and Capital Resources."

     FDICIA directs each bank regulatory agency and the OTS to review its capital standards every two years to determine whether those standards require sufficient capital to facilitate prompt corrective action to prevent or minimize loss to the deposit insurance funds.

     FDICIA Sanctions. Under OTS regulations which implement the "prompt corrective action" system mandated by FDICIA, an institution is well capitalized if its ratio of total capital to risk-weighted assets is 10% or more, its ratio of core capital to risk-weighted assets is 6% or more, its ratio of core capital to total assets is 5% or more and it is not subject to any written agreement, order or directive to meet a specified capital level. At December 31, 1994 Home Savings met these standards. An institution which is not well capitalized is adequately capitalized if its ratio of total capital to risk-weighted assets is at least 8%, its ratio of core capital to risk-adjusted assets is at least 4% and its ratio of core capital to total assets is at least 4% (3% if the institution receives the highest rating on the OTS's CAMEL rating system). Any institution which is not adequately capitalized is undercapitalized, significantly undercapitalized or critically undercapitalized, depending upon its capital ratios.

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

     Enforcement and Penalties. FIRREA significantly strengthened enforcement provisions applicable to all depository institutions, including savings institutions, and extended agency enforcement authority to "institution-affiliated parties," which includes, among others, directors, officers, employees, agents and controlling stockholders of depository institutions, including holding companies such as Ahmanson. An institution or institution-affiliated party may be subject to a three tier penalty regime that ranges from a maximum penalty of $5,000 per day for a simple violation to a maximum penalty of $1 million per day for certain knowing violations including the failure to submit or submission of incomplete, false or misleading reports. An institution-affiliated party may also be subject to loss of voting rights with respect to the stock of depository institutions.

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

     FDICIA, as amended, requires the OTS to prescribe minimum operational and managerial standards and standards for asset quality, earnings and stock valuation for savings institutions. Any savings institution which fails to meet the standards may be required to submit a plan for corrective action. If a savings institution fails to submit or implement an acceptable plan, the OTS may require the institution to take any action the OTS determines will best carry out the purpose of prompt corrective action. The OTS and the bank regulatory agencies have jointly published a proposed regulation prescribing the required safety and soundness standards. If the proposed standards had been in effect at December 31, 1994, Home Savings believes that it would have been in compliance.

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

     Liquidity. OTS regulations require a savings institution to maintain, for each calendar month, an average daily balance of liquid assets equal to at least 5% of the average daily balance of its net withdrawable accounts plus shortterm borrowings during the preceding calendar month. The OTS Director may vary the required percentage within a range of 4% to 10% and may also vary the definition of liquid assets. OTS regulations also require a savings institution to maintain, for each calendar month, an average daily balance of short-term liquid assets equal to at least 1% of the average daily balance of its net withdrawable accounts plus short-term borrowings during the preceding calendar month. Monetary penalties may be imposed for failure to meet liquidity ratio requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial
Condition -- Liquidity and Capital Resources."

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

TAXATION

     Federal. Under applicable provisions of the Internal Revenue Code of 1986, as amended ("Code"), a savings institution that meets certain definitional tests relating to the composition of its assets and the sources of its income ("qualifying savings institution") is permitted to establish reserves for bad debts and to make annual additions thereto under the experience method, which generally permits an annual deduction based upon the institution's historical loan loss experience. Alternatively, such institution may elect on an annual basis to use the percentage of taxable income method to compute its allowable addition to its bad debt reserve on qualifying real property loans (generally, loans secured by an interest in improved real property).

     A savings institution organized in stock form may be subject to recapture taxes on its reserves if it makes certain types of distributions to its stockholders. Dividends may be paid out of retained earnings without the imposition of any tax on the savings institution to the extent that the amounts paid as dividends do not exceed both the savings institution's current and accumulated earnings and profits as calculated for federal income tax purposes. Dividends in excess of the savings institution's current and accumulated earnings and profits as calculated for federal income tax purposes, and any redemption or liquidation distributions, are, however, deemed under Section 593(e) of the Code to be made from the savings institution's tax bad debt reserves to the extent that such reserves exceed the additions that would have been made under the experience method and thereafter from its supplemental reserves. The amount of the tax bad debt reserves subject to recapture under this provision approximated $480 million at December 31, 1994. The amount of tax that would be payable upon any distribution that is treated as having been made from the savings institution's tax bad debt reserves is also deemed to have been paid from these reserves. As a result, any distributions that are treated as having been made from Home Savings' bad debt reserves could result in a federal recapture tax of up to approximately 54% of the amount of such distributions.

     As of December 31, 1994, the Company's tax returns had been audited by the Internal Revenue Service for all years through 1989.

     State. The California franchise tax applicable to savings institutions is a variable rate tax applicable to that portion of an institution's income allocable to California. The rate of tax is computed under a formula that results in a rate higher than the rate applicable to non-financial corporations because it includes an amount "in lieu" of local personal property and business license taxes paid by such corporations (but not generally paid by banks or financial institutions such as Home Savings). For calendar year taxpayers such as Home Savings the maximum rate for the 1994 taxable year was approximately 11.47%. Under California regulations, bad debt deductions are available in computing California franchise taxes by use of the reserve method. An addition may be claimed under the experience method, which generally permits an annual deduction based upon the institution's historical loan loss experience. The deduction for losses may be limited by the determination of the maximum ending reserve balance using current and prior years' loss experience of Home Savings. In addition, if it can be established that the amount allowed under the experience method is insufficient to absorb anticipated losses, an addition may be claimed to the lesser extent of reserves included in the financial statements, or one percent of the amount of loans outstanding.

     The Company is also subject to New York franchise tax on an amount approximately equal to that portion of its federal taxable income allocable to New York. For 1994, the overall tax rate was 11.88%, inclusive of applicable surcharges. The Company also pays franchise or state income taxes in a number of other jurisdictions in which it or its subsidiaries conduct business. All of such taxes are deductible for federal income tax purposes.

     For additional information regarding taxation, see Note 11 of Notes to Consolidated Financial Statements.

REI OPERATIONS

     Through its REI subsidiaries, Home Savings previously acquired, developed and sold real property in the ordinary course of business. In response to provisions in FIRREA which require savings institutions to maintain 100% capital against loans to and investments in their REI subsidiaries, certain REI operations previously conducted by Home Savings' subsidiaries were sold to Ahmanson in 1992 and thereafter were conducted by direct subsidiaries of Ahmanson.

     The Company intends to continue its withdrawal from REI activities. Neither Ahmanson's REI subsidiaries nor Home Savings' REI subsidiaries intend to acquire any new properties and will develop, hold and/or sell their currently owned properties depending upon economic conditions. The Company has retained Lowe Enterprises Realty Services, Inc., a real estate asset management firm, to assist in the management and disposition of these properties. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Financial Condition -- Asset Quality -- REI."

OTHER ACTIVITIES

     The Company has other subsidiaries which are primarily engaged in financial services activities related to the savings bank business, including insurance agencies and a securities brokerage firm. These activities did not make material contributions to the Company's results of operations in 1994 and are not expected to make a significant contribution to its results of operations in 1995.

EMPLOYEES

     At December 31, 1994 the Company employed approximately 8,126 full-time and 1,733 part-time employees. Fulltime and certain part-time employees are eligible for retirement and other benefits, including life, health and accident and dental insurance. The management of the Company regards its employee relations as satisfactory.

ITEM 2. PROPERTIES

     The Company maintains executive offices in leased premises at 4900 Rivergrade Road, Irwindale, California 91706 and its telephone number is (818) 960-6311. Based on its investment in premises, the Company owns approximately 29% of the 4.1 million square feet in which its offices are located and leases the remainder. The Company has 399 offices and other office facilities of which 137 are owned and the remainder are leased. Annual lease payments total approximately $74 million. The net investment in premises, equipment and leaseholds totaled $615 million at December 31, 1994 compared to $674 million at December 31, 1993.

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

                                                                         HIGH     LOW
                                                                         ----     ----
        1993 --
          First Quarter................................................  22 1/8   17 1/4
          Second Quarter...............................................  19 7/8   16 3/4
          Third Quarter................................................  20 3/8   17 3/8
          Fourth Quarter...............................................  20 1/8   17 3/8
        1994 --
          First Quarter................................................  20 1/4   16 3/8
          Second Quarter...............................................  20 1/8   16 1/2
          Third Quarter................................................  22 3/4   18 7/8
          Fourth Quarter...............................................  21       15 1/4
        1995 --
          First Quarter (through March 27).............................  18 5/8   16

PER SHARE CASH DIVIDENDS DATA

     The following table sets forth per share cash dividends of Ahmanson as derived from the Company's Consolidated Financial Statements included elsewhere herein and should be read in conjunction with such Consolidated Financial Statements and accompanying Notes.

        Cash Dividends Declared and Paid
        1993 --
          First Quarter.......................................................  $.22
          Second Quarter......................................................   .22
          Third Quarter.......................................................   .22
          Fourth Quarter......................................................   .22
        1994 --
          First Quarter.......................................................  $.22
          Second Quarter......................................................   .22
          Third Quarter.......................................................   .22
          Fourth Quarter......................................................   .22
        1995 --
          First Quarter.......................................................  $.22

     On March 21, 1995 Ahmanson declared a dividend of $.22 per share of Common Stock payable June 1, 1995 to stockholders of record on May 10, 1995.

     The principal sources of funds for the payment by Ahmanson of cash dividends are cash dividends paid to it by Home Savings and, to a lesser extent, cash dividends paid to it by other subsidiaries, investment income and borrowings. There are significant limitations on the ability of Home Savings to pay dividends to Ahmanson.

     Home Savings may pay dividends to Ahmanson in any year without incurring tax liability only if such dividends do not exceed both current year earnings and profits and accumulated earnings and profits as of the beginning of the year, as determined for federal income tax purposes. See "Business -- Taxation."

     OTS regulations impose restrictions on the payment of dividends by savings institutions. Ahmanson and Home Savings have also agreed with federal regulators to limit the payment of dividends by Home Savings. In addition, savings institution subsidiaries of savings and loan holding companies, such as Home Savings, must notify the OTS Director of their intent to declare dividends at least 30 days before declaration. The OTS Director has the authority to preclude those institutions from declaring a dividend. See "Business --
Regulation -- Payment of Dividends."

     At January 1, 1994 Home Savings could have paid dividends of approximately $497.0 million under the most restrictive of the foregoing limits without OTS approval.

     Home Savings may also become subject to a prohibition on the payment of dividends if it is not in compliance with its capital requirements.

STOCKHOLDERS

     At the close of business on March 14, 1995, 117,099,084 shares of Ahmanson Common Stock were outstanding and were held by 7,407 stockholders of record. The transfer agent and registrar for the Ahmanson Common Stock is First Chicago Trust Company of New York. First Chicago Trust Company of New York is also the transfer agent and registrar for the Depositary Shares, each representing a one-half interest in a share of Ahmanson's 9.60% Preferred Stock, Series B, the Depositary Shares, each representing a one-tenth interest in a share of Ahmanson's 8.40% Preferred Stock, Series C, and the Depositary Shares, each representing a one-tenth interest in a share of Ahmanson's 6% Cumulative Convertible Preferred Stock, Series D.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data presented below under the captions "Five-Year Consolidated Summary of Financial Condition" and "Five-Year Consolidated Summary of Operations" for, and as of the end of, each of the years in the five-year period ended December 31, 1994 are derived from the consolidated financial statements of H. F. Ahmanson & Company and Subsidiaries, which consolidated financial statements have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The consolidated financial statements as of December 31, 1994 and 1993 and for each of the years in the three-year period ended December 31, 1994, and the report thereon of KPMG Peat Marwick LLP, are included elsewhere herein.

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

             FIVE-YEAR CONSOLIDATED SUMMARY OF FINANCIAL CONDITION

                                                             DECEMBER 31,
                                  -------------------------------------------------------------------
                                     1994          1993          1992          1991          1990
                                  -----------   -----------   -----------   -----------   -----------
                                                            (IN THOUSANDS)
Consolidated assets:
  Cash and investment
     securities.................. $ 2,773,573   $ 3,906,044   $ 2,362,563   $ 1,738,561   $ 3,392,833
  Mortgage-backed securities
     (MBS).......................  12,789,420     6,919,997     3,915,508     4,683,742     7,468,290
  Loans receivable...............  36,001,745    37,704,368    38,962,875    37,875,795    37,466,738
  Real estate....................     475,264       623,519     1,127,271       950,532       909,864
  Premises and equipment.........     614,817       673,879       686,693       699,836       688,060
  Goodwill and other intangible
     assets......................     468,542       428,444       478,017       516,168       550,181
  All other assets...............     602,421       614,994       607,580       761,553       725,041
                                  -----------   -----------   -----------   -----------   -----------
     Total assets................ $53,725,782   $50,871,245   $48,140,507   $47,226,187   $51,201,007
                                  ===========   ===========   ===========   ===========   ===========
Consolidated liabilities and
  stockholders' equity:
  Deposits....................... $40,655,016   $38,018,653   $39,273,192   $39,147,126   $38,605,538
  Borrowings.....................   9,176,085     8,879,345     4,978,583     4,135,922     8,989,538
  All other liabilities..........     930,080     1,024,216     1,143,088     1,286,768     1,263,752
                                  -----------   -----------   -----------   -----------   -----------
     Total liabilities...........  50,761,181    47,922,214    45,394,863    44,569,816    48,858,828
  Stockholders' equity...........   2,964,601     2,949,031     2,745,644     2,656,371     2,342,179
                                  -----------   -----------   -----------   -----------   -----------
     Total liabilities and
       stockholders' equity...... $53,725,782   $50,871,245   $48,140,507   $47,226,187   $51,201,007
                                  ===========   ===========   ===========   ===========   ===========

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

                  FIVE-YEAR CONSOLIDATED SUMMARY OF OPERATIONS

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                            -------------------------------------------------------------------
                                               1994          1993          1992          1991          1990
                                            -----------   -----------   -----------   -----------   -----------
                                                       (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
Interest income...........................  $ 3,095,375   $ 3,003,422   $ 3,428,979   $ 4,386,785   $ 4,651,769
Interest expense..........................    1,798,454     1,666,350     2,070,413     3,114,522     3,456,976
                                            -----------   -----------   -----------   -----------   -----------
         Net interest income..............    1,296,921     1,337,072     1,358,566     1,272,263     1,194,793
Provision for loan losses.................      176,557       574,970       367,366       195,062       215,854
                                            -----------   -----------   -----------   -----------   -----------
         Net interest income after
           provision for loan losses......    1,120,364       762,102       991,200     1,077,201       978,939
                                            -----------   -----------   -----------   -----------   -----------
Other income:
  Gain (loss) on sales of loans and MBS...      (16,168)      101,044        76,925       101,586        12,678
  Loan servicing and other fee income.....      184,809       174,061       184,549       170,789       139,103
  Gain on sale of Illinois retail deposit
    branch system.........................      103,522            --            --            --            --
  Other operating income..................       13,814        42,723         5,383         5,728         4,822
                                            -----------   -----------   -----------   -----------   -----------
         Total other income...............      285,977       317,828       266,857       278,103       156,603
                                            -----------   -----------   -----------   -----------   -----------
Other expenses:
  General and administrative (G&A)
    expenses..............................      758,560       819,403       753,257       740,964       744,586
  Operations of real estate held for
    development and investment (REI)......       97,644       229,300        58,359        72,804        30,026
  Operations of real estate owned held for
    sale (REO)............................       86,011       212,130       129,153        37,125        29,731
  Amortization of goodwill and other
    intangible assets.....................       53,456        39,163        27,674        31,408        32,713
                                            -----------   -----------   -----------   -----------   -----------
         Total other expenses.............      995,671     1,299,996       968,443       882,301       837,056
                                            -----------   -----------   -----------   -----------   -----------
Earnings (loss) before provision for
  income taxes (benefit), extraordinary
  loss and cumulative effect of accounting
  change..................................      410,670      (220,066)      289,614       473,003       298,486
  Provision for income taxes (benefit)....      173,312       (82,034)      133,222       227,242       107,490
                                            -----------   -----------   -----------   -----------   -----------
Earnings (loss) before extraordinary loss
  and cumulative effect of accounting
  change..................................      237,358      (138,032)      156,392       245,761       190,996
Extraordinary loss on early extinguishment
  of debt (net of tax benefit)............           --       (21,607)           --            --            --
Cumulative effect of change in accounting
  for income taxes........................           --            --        47,677            --            --
                                            -----------   -----------   -----------   -----------   -----------
Net earnings (loss).......................  $   237,358   $  (159,639)  $   204,069   $   245,761   $   190,996
                                            ===========   ===========   ===========   ===========   ===========
Per share information -- common shares:
  Primary --
    Earnings (loss) before extraordinary
      loss and cumulative effect of
      accounting change...................  $      1.59   $     (1.51)  $      1.19   $      2.06   $      1.64
    Net earnings (loss)...................         1.59         (1.69)         1.60          2.06          1.64
  Fully diluted --
    Earnings (loss) before extraordinary
      loss and cumulative effect of
      accounting change...................         1.58         (1.51)         1.19          2.06          1.64
    Net earnings (loss)...................         1.58         (1.69)         1.60          2.06          1.64
  Book value at December 31...............        19.70         19.61         22.04         21.34         20.20
  Dividends...............................         0.88          0.88          0.88          0.88          0.88
Weighted average number of common shares
  outstanding:
  Primary.................................  117,369,431   116,786,369   116,915,342   116,694,295   116,434,334
  Fully diluted...........................  128,946,242   116,786,369   117,199,811   116,734,630   116,434,334

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

                         FIVE-YEAR SELECTED OTHER DATA

                                                        AT OR FOR THE YEARS ENDED DECEMBER 31,
                                                    ----------------------------------------------
                                                    1994       1993      1992      1991      1990
                                                    -----     ------     -----     -----     -----
Regulatory capital:
  Tangible capital................................   5.12%      4.97%     4.85%     4.34%     3.43%
  Core capital....................................   5.50       5.72      5.77      5.10      4.17
  Risk-based capital..............................  12.17      12.59     12.99     10.35      8.96
Ratio of nonperforming assets to total assets.....   1.57       1.89      4.61      3.74      1.76
Return on average assets..........................   0.46      (0.32)     0.42      0.49      0.39
Return on average equity..........................   8.00      (5.58)     7.49      9.97      8.25
Return on average tangible equity.................  11.50      (5.01)    10.42     14.35     12.84
Ratio of average equity to average assets.........   5.70       5.75      5.57      4.87      4.74
Ratio of dividends paid to net earnings (loss)....  64.62     (86.53)    58.37     43.24     49.15

Total number of offices open......................    439        455       467       481       470

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                        OVERVIEW

     The Company continued its evolution during 1994 into becoming a full-service consumer banking organization.

FINANCIAL PERFORMANCE

     Nineteen ninety-four was a year of significant financial achievements and major challenges. In 1994, the Company:

     - Achieved earnings of $237.4 million or $1.58 per fully diluted common share compared to a loss of $159.6 million or $1.69 per common share in 1993;

     - Reduced general and administrative expenses by $60.8 million, and achieved a ratio of G&A to average assets of 1.46% for the year, well below the stated goal of 1.50%;

     - Lowered nonperforming assets by $117.3 million, or 12.2%, to achieve a ratio of nonperforming assets to total assets of 1.57% at December 31, 1994;

     - Lowered credit costs from $787.1 million in 1993 to $262.6 million in 1994;

     - Provided $86.1 million for losses related to REI to achieve an allowance level of 51.6% of gross REI assets at December 31, 1994, and reduced the Company's net investment in REI from $443.7 million to $313.3 million;

     -  Originated $10.3 billion in residential loans, 95.4% of which were ARMs;

     -  Increased earning assets by $3.1 billion, or 6.5%;

     -  Increased deposits by $2.6 billion, or 6.9%; and

     - Maintained Home Savings' capital ratios in excess of regulatory requirements for well capitalized institutions, the highest regulatory standard.

     Despite these financial achievements, the rising interest rate environment, the slow economic recovery in California and additions to the allowance for real estate investments dampened 1994 results. In addition, the

Northridge earthquake of January 17, 1994 caused the Company to set aside an additional $30 million in the provision for loan losses due to real property losses sustained by borrowers.

     Net interest income for 1994 totaled $1.30 billion, compared to $1.34 billion in 1993. For the year, the net interest margin was 2.64%, compared to 2.90% in 1993. The net interest margin was 2.24% at December 31, 1994, compared to 2.95% at December 31, 1993. Net interest income and the margin declined from the second through fourth quarters of 1994. The decline principally reflected the combined effects of the 11th District Cost of Funds Index (COFI) repricing lag in a period of rising rates and the narrowing of the Company's funding advantage to COFI. Mitigating these pressures were declines in interest lost on nonaccruing loans, growth in earning assets and increases in factors on recently originated loans.

     In 1994, the Company:

     - Identified key earnings growth opportunities in the consumer lending business;

     - Coordinated distribution channels to cross-sell the products offered now and in the future;

     - Enhanced franchise value by improving retail branch efficiency through the purchase, sale and consolidation of branch offices;

     - Continued reengineering the loan servicing operation to decrease servicing costs; and

     - Began reengineering the loan origination process to reduce origination costs.

CONVENTIONAL MORTGAGE LENDING

     Conventional mortgage lending (lending on single family units) volume was $8.2 billion in 1994, a decline from the $10.0 billion of conventional loans originated in 1993. Loans on California single family properties of $5.1 billion equaled 62.2% of total single family volume for the year. The average loan amount on California single family homes was $170,700. By comparison, the average loan size on the $3.1 billion of single family loans funded outside of California was $109,400.

     As rising rates increased demand by consumers for the Adjustable Rate Mortgage ("ARM"), monthly ARMs accounted for 94.3% of the Company's total single family loan volume in 1994, compared to 72.8% in 1993. In addition to the monthly ARM tied to the 11th District Cost of Funds ("COFI ARM") and fixed rate loan products, Home Savings began offering a family of loans tied to U.S. Treasury securities. These Treasury ARMs were designed to complement COFI ARM loans and provide customers with a wider selection of loan products.

     Changes in pricing and in the portfolio mix contributed to higher loan factors in the loan portfolio. The average factor over COFI on conventional loans originated during the year was 2.76%, compared to 2.43% in 1993.

PROJECT HOME RUN

     In April 1994, Home Savings embarked on a program referred to as "Project HOME Run," to reengineer the Company's mortgage loan origination process. This project was initiated because the Company believes that to remain competitive in the years ahead, it will be necessary to: 1) reduce loan origination costs; 2) improve the quality of originated loans; 3) increase the annual loan production capability; and 4) improve customer service with quicker loan approval and instantaneous progress reports as the application moves through the approval process. Progress was made to achieve these objectives in 1994 and efforts will continue in 1995 and 1996.

MULTI-FAMILY RESIDENTIAL LENDING

     Multi-family mortgage loan originations totaled $2.1 billion in 1994, all of which were ARM loans secured by properties in California. The average loan size funded was $854,400 on projects with an average of 23 units. Of the loans funded, 71% were refinances, 58% were on properties with less than 37 units, and 68% had a loan balance less than $2 million. Geographically, 57% of the loans funded in 1994 were in Southern

California and 43% in Northern California. The Company makes multi-family loans only in California. Multi-family loan factors were also increased in 1994.

RETAIL BANKING

     The retail branch system is the primary outlet for the Company's consumer financial products and services, and offers numerous opportunities for cross-selling. Several programs were initiated in 1994 to aggressively expand the distribution channels and the array of products offered to customers through the retail branch system. In addition, a $2.6 billion growth in deposits was achieved at a time when many other institutions experienced deposit outflows.

     In 1994, several branch acquisitions and sales were completed to improve the efficiency of the retail system. Home Savings sold 26 branches outside of California with deposits totaling $1.6 billion and purchased 53 branches in California with deposits totaling $2.8 billion. Most notable among these transactions was the sale of Home Savings' Illinois branches (26 branches with $1.6 billion in deposits) for a premium of approximately 8% of the core deposit base and the purchase from the Resolution Trust Corporation of Western Federal Savings (with 23 California branches and deposits of $1.6 billion) at a core deposit premium of approximately 4%. Of the 53 branches purchased during 1994, 32 were consolidated with existing branches resulting in average deposits per consolidated branch of $135.0 million. Overall, the Company's average deposits per branch were $113.9 million at December 31, 1994 compared to $104.4 million at December 31, 1993.

     On February 7, 1995, Home Savings entered into an agreement with Household Bank, FSB to acquire its 52 retail branches in Southern California with deposits totaling $1.4 billion. This acquisition will increase Home Savings' deposit market share and provide an opportunity to enter 30 new locations that have been targeted for expansion. In addition, the employees in these retail offices bring experience in marketing both deposit and loan products. Home Savings plans to consolidate approximately 20 of the acquired branches with existing branches.

     Home Savings will continue to examine possibilities for expanding and/or consolidating the retail branch system in its major markets.

CONSUMER LENDING

     In 1995, the Company intends to begin providing consumer loan products. The mission is to satisfy customer needs by offering a range of consumer lending products such as secured and unsecured personal loans, home equity lines of credit, auto and boat loans and sales finance contracts.

     The Company believes that broadening its product base will:

     - Enhance net interest margin through the use of higher margin loan products;

     -  Make more effective use of capital;

     -  Increase sales per square foot in the retail branches; and

     -  Provide additional services for customers.

GRIFFIN FINANCIAL SERVICES

     Griffin Financial Services, a wholly-owned subsidiary of Ahmanson and an affiliate of Home Savings, provides personal financial services in the form of investments and insurance. Fully trained and licensed insurance agents and securities representatives offer discount brokerage services, mutual funds, annuities, property and casualty insurance, and life/health insurance.

     A proprietary family of mutual funds, The Griffin Funds, was introduced in October of 1993, and had approximately $120 million of assets under management at December 31, 1994.

MORTGAGE SERVICING

     At December 31, 1994, Home Servicing of America (the Loan Service Center), a wholly-owned subsidiary of Ahmanson and an affiliate of Home Savings, serviced $11.3 billion of loans for investors in addition to substantially all of Home Savings' portfolio of loans and MBS. Loan servicing income amounted to $74.4 million in 1994. The Company expects to complete installation of a new computer-based servicing system in the Loan Service Center in 1995. This new technology is expected to reduce costs and improve customer service.

DEPOSIT INSURANCE PREMIUMS

     During 1994 Home Savings paid deposit insurance premiums to the Federal Deposit Insurance Corporation's Savings Association Insurance Fund ("SAIF") and Bank Insurance Fund ("BIF") ratably based on 91% and 9% of total deposits, respectively. The SAIF and the BIF currently assess deposit insurance premiums at the same rate. However, the FDIC has proposed a reduction in the minimum assessment rate applicable to BIF deposits, but not SAIF deposits, from 0.23% of covered deposits to 0.04% of covered deposits. If this proposal is adopted, the resulting disparity in assessment rates could place Home Savings at a competitive disadvantage compared to institutions whose deposits are exclusively or primarily BIF-insured (such as most commercial banks). In order to mitigate the effects of such a competitive disadvantage, the Company has filed applications to organize state-chartered savings banks at which deposits would be exclusively or primarily BIF-insured. The Company cannot predict whether the FDIC, the OTS or Congress would attempt to prevent or restrict the Company's use of such savings banks for this purpose. If the Company is permitted to organize and operate such savings banks, operating multiple institutions could introduce inefficiencies and additional expenses and the benefits of increasing BIF-insured deposits and decreasing SAIF-insured deposits would only be realized over time.

                             RESULTS OF OPERATIONS

NET INTEREST INCOME

     Net interest income was $1.30 billion in 1994, a decrease of $40.2 million or 3% from 1993, and $1.34 billion in 1993, a decrease of $21.5 million or 2% from 1992. The following table presents the Company's Consolidated Summary of Average Financial Condition and net interest income for the years indicated. Average balances on interest-earning assets and interest-costing liabilities are computed on a daily basis and other average balances are computed on a monthly basis. Interest income and expense and the related average balances include the effect of discounts or premiums. Nonaccrual loans are included in the average balances, and delinquent interest on such loans has been excluded from interest income.

                                                               YEARS ENDED DECEMBER 31,
                     ------------------------------------------------------------------------------------------------------------
                                    1994                                 1993                                 1992
                     ----------------------------------   ----------------------------------   ----------------------------------
                       AVERAGE                  AVERAGE     AVERAGE                  AVERAGE     AVERAGE                  AVERAGE
                       BALANCE      INTEREST     RATE       BALANCE      INTEREST     RATE       BALANCE      INTEREST     RATE
                     -----------   ----------   -------   -----------   ----------   -------   -----------   ----------   -------
                                                                (DOLLARS IN THOUSANDS)
Interest-earning
  assets:
  Loans............  $35,288,701   $2,265,050     6.42%   $39,581,138   $2,623,139     6.63%   $38,035,638   $2,978,267     7.83%
  MBS..............   10,844,465      686,390     6.33      3,984,806      278,908     7.00      4,205,595      336,517     8.00
                     -----------   ----------             -----------   ----------             -----------   ----------
      Total loans
        and MBS....   46,133,166    2,951,440     6.40     43,565,944    2,902,047     6.66     42,241,233    3,314,784     7.85
                     -----------   ----------             -----------   ----------             -----------   ----------
  Investment
    securities:
    Federal funds
      sold and
      securities
      purchased
      under
      agreements to
      resell.......    2,275,291      102,824     4.52      2,073,809       74,559     3.60      2,269,751       94,899     4.18
    Other
     investments...      677,546       41,111     6.07        437,185       26,816     6.13        484,002       19,296     3.99
                     -----------   ----------             -----------   ----------             -----------   ----------
      Total
        investment
        securities.    2,952,837      143,935     4.87      2,510,994      101,375     4.04      2,753,753      114,195     4.15
                     -----------   ----------             -----------   ----------             -----------   ----------
   Interest-earning
      assets.......   49,086,003    3,095,375     6.31     46,076,938    3,003,422     6.52     44,994,986    3,428,979     7.62
                                   ----------                           ----------                           ----------
Other assets.......    2,988,728                            3,695,219                            3,893,982
                     -----------                          -----------                          -----------
        Total
          assets...  $52,074,731                          $49,772,157                          $48,888,968
                     ===========                          ===========                          ===========
Interest-costing
  liabilities:
  Deposits:
    Checking
      accounts.....  $ 2,677,130       27,577     1.03    $ 2,560,091       34,073     1.33    $ 2,329,153       47,960     2.06
    Savings
      accounts.....   11,318,552      281,511     2.49     12,040,616      323,255     2.68     11,345,488      409,645     3.61
    Term
      accounts.....   24,536,784      982,805     4.01     23,987,951      943,735     3.93     25,773,866    1,280,742     4.97
                     -----------   ----------             -----------   ----------             -----------   ----------
      Total
        deposits...   38,532,466    1,291,893     3.35     38,588,658    1,301,063     3.37     39,448,507    1,738,347     4.41
                     -----------   ----------             -----------   ----------             -----------   ----------
  Borrowings:
    Short-term.....    4,324,762      182,721     4.22      3,456,569      112,171     3.25      3,209,173      122,073     3.80
    FHLB...........    2,354,051      136,048     5.78      1,924,945       79,981     4.15        344,941       27,091     7.85
    Other..........    2,799,189      187,792     6.71      1,792,535      173,135     9.66      1,810,170      182,902    10.10
                     -----------   ----------             -----------   ----------             -----------   ----------
      Total
        borrowings.    9,478,002      506,561     5.34      7,174,049      365,287     5.09      5,364,284      332,066     6.19
                     -----------   ----------             -----------   ----------             -----------   ----------
   Interest-costing
     liabilities...   48,010,468    1,798,454     3.75     45,762,707    1,666,350     3.64     44,812,791    2,070,413     4.62
                                   ----------                           ----------                           ----------
Other
  liabilities......    1,098,128                            1,147,173                            1,351,813
Stockholders'
  equity...........    2,966,135                            2,862,277                            2,724,364
                     -----------                          -----------                          -----------
    Total
      liabilities
      and
      stockholders'
      equity.......  $52,074,731                          $49,772,157                          $48,888,968
                     ===========                          ===========                          ===========
Excess
  interest-earning
  assets/Interest
  rate spread......  $ 1,075,535                  2.56    $   314,231                  2.88    $   182,195                  3.00
                     ===========                          ===========                          ===========
Net interest
  income/Net
  interest margin..                $1,296,921     2.64                  $1,337,072     2.90                  $1,358,566     3.02
                                   ==========                           ==========                           ==========

     The following table presents the changes for 1994 and 1993 from the respective preceding year of the interest income and expense attributable to various categories of assets and liabilities for the Company as allocated to changes in average balances and changes in average rates. Because of numerous and simultaneous changes in both balances and rates from year to year, it is not possible to allocate precisely the effects thereof. For purposes of this table, the change due to volume is initially calculated as the current year change in average balance multiplied by the average rate during the preceding year and the change due to rate is calculated as the current year change in average rate multiplied by the average balance during the preceding year. Any change that remains unallocated after such calculations is allocated proportionately to changes in volume and changes in rates.

                                                      YEARS ENDED DECEMBER 31,
                                 -------------------------------------------------------------------
                                         1994 VERSUS 1993                   1993 VERSUS 1992
                                     INCREASE/DECREASE DUE TO           INCREASE/DECREASE DUE TO
                                 --------------------------------   --------------------------------
                                  VOLUME       RATE       TOTAL      VOLUME      RATE        TOTAL
                                 ---------   --------   ---------   --------   ---------   ---------
                                                           (IN THOUSANDS)
Interest income on:
  Loans........................  $(275,109)  $(82,980)  $(358,089)  $102,805   $(457,933)  $(355,128)
  MBS..........................    434,178    (26,696)    407,482    (15,481)    (42,128)    (57,609)
  Federal funds sold and
     securities purchased under
     agreements to resell......      9,133     19,132      28,265     (7,096)    (13,244)    (20,340)
  Other investments............     12,487      1,808      14,295     (2,882)     10,402       7,520
                                 ---------   --------   ---------   --------   ---------   ---------
       Total interest income...    180,689    (88,736)     91,953     77,346    (502,903)   (425,557)
                                 ---------   --------   ---------   --------   ---------   ---------
Interest expense on:
  Deposits.....................     (1,798)    (7,372)     (9,170)   (28,848)   (408,436)   (437,284)
  Short-term borrowings........     36,838     33,712      70,550      8,284     (18,186)     (9,902)
  FHLB borrowings..............     24,753     31,314      56,067     65,673     (12,783)     52,890
  Other borrowings.............     65,747    (51,090)     14,657     (1,721)     (8,046)     (9,767)
                                 ---------   --------   ---------   --------   ---------   ---------
       Total interest
          expense..............    125,540      6,564     132,104     43,388    (447,451)   (404,063)
                                 ---------   --------   ---------   --------   ---------   ---------
          Net interest
            income.............  $  55,149   $(95,300)  $ (40,151)  $ 33,958   $ (55,452)  $ (21,494)
                                 =========   ========   =========   ========   =========   =========

     Net interest income decreased $40.2 million, or 3%, in 1994 resulting from the decrease of 26 basis points in the net interest margin to 2.64% for 1994 from 2.90% for 1993, partially offset by the increase of $3.0 billion in average interest-earning assets. The decrease of $21.5 million or 2%, in net interest income in 1993 resulted from the decrease of 12 basis points in the net interest margin to 2.90% for 1993 from 3.02% for 1992, partially offset by the increase of $1.1 billion in average interest-earning assets. In addition, interest income on loans and net interest income for 1993 reflected a reduction due to an allowance of $17.8 million established for the anticipated assignment to a third party of the Company's rights and obligations under certain interest rate swap agreements based on the faster than anticipated prepayment of related hedged loans. Such allowance had the effect of reducing the net interest margin for 1993 by four basis points. The increases in average interest-earning assets during 1994 and 1993 were primarily funded with interest-costing liabilities and sales of REO.

     Market interest rates increased sharply in 1994 following the declining rates in recent years. The compression in the net interest margin during 1994 principally reflects the lag between changes in the monthly weighted average cost of funds for Federal Home Loan Bank ("FHLB") Eleventh District savings institutions as computed by the FHLB of San Francisco ("COFI") to which a majority of the Company's interest-earning assets are tied, changes in the repricing of the Company's interest-costing liabilities in a period of rising interest rates and a narrowing of the Company's funding advantage relative to COFI. The Company's cost of funds was 19 basis points, 41 basis points and 52 basis points below the average of COFI of 3.94%, 4.05% and 5.14% during 1994, 1993 and 1992, respectively.

     The compression of the net interest margin was mitigated by improvements in the credit quality of the Company's mortgage portfolio. Provisions for losses of delinquent interest related to nonaccrual loans of

$43.2 million in 1994, $70.9 million in 1993 and $106.7 million in 1992 had the effect of reducing the net interest margin by nine basis points in 1994, 16 basis points in 1993 and 24 basis points in 1992.

     The Company believes that its net interest income is somewhat insulated from interest rate fluctuations within a fairly wide range primarily due to the adjustable rate nature of its loan and MBS portfolio. However, additional increases in rates could contribute to further compression of the net interest margin. In addition, substantially all ARMs originated since 1981 have maximum and minimum interest rates and all ARMs originated after 1987 have a maximum interest rate. In the event of sustained significant increases in rates, such maximum interest rates could also contribute to compression of the net interest margin. As of December 31, 1994, the interest rate on more than 92% in outstanding principal amount of the Company's ARMs could have increased, as a result of a corresponding increase in COFI, by at least 400 basis points without exceeding the applicable maximum interest rate. For information regarding the Company's strategies related to COFI and limiting its interest rate risk, see "Financial Condition -- Asset/Liability Management."

PROVISION FOR LOAN LOSSES

     The provision for loan losses was $176.6 million in 1994, compared to $575.0 million in 1993 and $367.4 million in 1992. The provision for 1994 includes $30 million representing the Company's estimated losses from real property damage sustained by its borrowers in the Northridge, California earthquake in January 1994. The decline in the provision in 1994 from 1993 and 1992 also reflects, among other things, provisions for losses related to the decision in the second quarter of 1993 to sell $1.2 billion of single family nonaccrual mortgage loans rather than holding these loans to maturity and/or foreclosure, as well as continued improvements in credit quality. For additional information regarding the allowances for loan losses and nonperforming assets, see "Financial Condition -- Asset Quality."

OTHER INCOME

     Gain on Sales of MBS. During 1994, 1993 and 1992, the Company recognized gains on sales of MBS and weighted average retained yields on such sales as follows:

                                                              YEARS ENDED DECEMBER 31,
                                                         ----------------------------------
                                                           1994         1993         1992
                                                         --------     --------     --------
                                                               (DOLLARS IN THOUSANDS)
    Book value of MBS sold:
      ARM MBS..........................................  $400,201     $904,945     $     --
      Fixed rate MBS...................................        --           --      650,191
                                                         --------     --------     --------
                                                         $400,201     $904,945     $650,191
                                                         ========     ========     ========
    Pre-tax gains on sales of MBS:
      ARM MBS..........................................  $  4,868     $ 21,007     $     --
      Fixed rate MBS...................................        --           --       14,303
                                                         --------     --------     --------
                                                         $  4,868     $ 21,007     $ 14,303
                                                         ========     ========     ========
    Weighted average retained yield....................      0.73%        0.84%          --%
                                                         ========     ========     ========

     Gain (Loss) on Sales of Loans. During 1994, 1993 and 1992, the Company recognized gains (losses) on sales of loans, excluding the sales of nonaccrual and other impaired loans in 1994 and 1993, and weighted average retained loan yields as follows:

                                                             YEARS ENDED DECEMBER 31,
                                                      --------------------------------------
                                                        1994          1993           1992
                                                      --------     ----------     ----------
                                                              (DOLLARS IN THOUSANDS)
    Book value of loans sold:
      Mortgage loans originated for sale............  $565,197     $2,350,341     $3,903,274
      Credit card portfolio.........................        --        131,254             --
                                                      --------     ----------     ----------
                                                      $565,197     $2,481,595     $3,903,274
                                                      ========     ==========     ==========
    Pre-tax gain (loss) on sales of loans:
      Mortgage loans originated for sale............  $(21,036)    $   46,999     $   62,622
      Credit card portfolio.........................        --         33,038             --
                                                      --------     ----------     ----------
                                                      $(21,036)    $   80,037     $   62,622
                                                      ========     ==========     ==========
    Weighted average retained loan yield............      0.26%          0.28%          0.25%
                                                      ========     ==========     ==========

     The sales volume of mortgage loans originated for sale during 1994, 1993 and 1992 was influenced principally by borrower demand for fixed rate loans. Most of the Company's fixed rate loans were originated for sale in the secondary market. The loss in 1994 includes charges totaling $18.4 million applied against gains on sales of loans sold with recourse prior to 1993. In addition, during the fourth quarter of 1993 the Company sold its credit card portfolio totaling $131.3 million for a pre-tax gain of $33.0 million.

     Loan Servicing Income. Loan servicing income increased $15.6 million or 26% to $74.4 million in 1994 and decreased $13.6 million or 19% to $58.9 million in 1993. The increase in 1994 was primarily due to a gain of $16.8 million in the fourth quarter of 1994 on sale of servicing rights related to $2 billion of fixed-rate single family loans serviced for investors. These loans were lower principal balance loans which are less efficient for the Company to service. Excluding the gain on sale of servicing rights, loan servicing income was lower in 1994 primarily due to a $1.7 billion or 11% decrease in the average portfolio of loans serviced for investors to $14.1 billion combined with a one basis point reduction in the retained loan yield to 0.67%. The decrease in loan servicing income in 1993 was primarily due to a $848.4 million or 5% decrease in the average portfolio of loans serviced for investors to $15.8 billion combined with a decrease of seven basis points in the retained loan yield to 0.68%. The decline in the average portfolio of loans serviced for investors reflects a lower level of sales of loans sold with servicing retained during 1994 and 1993. Reductions in the retained loan yield during 1994 and 1993 reflect the sales volume of fixed rate loans, which typically have a retained loan yield of 0.25%.

     Gain on Sale of Illinois Retail Deposit Branch System. In November 1994, the Company sold its branches and deposits totaling $1.6 billion in Illinois, resulting in a pre-tax gain of $103.5 million. The gain is net of the loss of $18.5 million related to branch real estate. In addition, the write-off of $25.6 million in goodwill associated with these branches is included in "Amortization of Goodwill and Other Intangible Assets" for 1994.

     Other Operating Income. Other operating income decreased $29.1 million to $13.6 million in 1994 and increased $37.3 million to $42.7 million in 1993, primarily due to proceeds received in the fourth quarter of 1993 in connection with the settlement of a lawsuit filed by the Company.

OTHER EXPENSES

     General and Administrative Expenses. G&A expenses were $758.6 million in 1994, a decrease of $60.8 million or 7% and $819.4 million in 1993, an increase of $66.1 million or 9%. The 7% decrease in 1994 reflects broadly-based efforts to reduce operating expenses and reductions in personnel costs related to lower levels of nonperforming assets. The 9% increase in 1993 reflected increased costs associated with the administration and disposition of delinquent loans and REO.

     Control of G&A expenses remains one of the Company's top priorities. The ratio of G&A expenses to average assets decreased to 1.46% in 1994 from 1.65% in 1993 and 1.54% in 1992. The decrease in 1994 reflects the 7% decrease in G&A expenses and a 5% increase in average assets. The increase in 1993 reflects the 9% increase in G&A expenses, partially offset by a 2% increase in average assets.

     Operations of REI. Losses from operations of REI were $97.6 million in 1994, a decrease of $131.7 million from $229.3 million in 1993, which represented an increase of $170.9 million from 1992. The decrease in 1994 was primarily due to a decrease of $121.9 million in the provision for losses and a decrease of $8.3 million in net operating expenses. The provision for losses on REI of $86.1 million in 1994 was primarily due to charges of $77.0 million in the fourth quarter of 1994. Of these charges, $15.0 million related to a large residential development project for which the business plan was revised in the fourth quarter of 1994 to reflect slower and lower priced lot sales than included in the previous plan, and $22.0 million resulted from raising the discount rate on projected cash flows used in calculating the net realizable value ("NRV") for each project to reflect the Company's increased cost of funds. In addition, a $40.0 million general valuation allowance was established based on management's review of past REI project performance and an assessment of the risk of further reductions in NRV.

     The increase in losses from operations of REI in 1993 was primarily due to an increase of $157.9 million in provision for losses and a decrease of $16.1 million in net gains on sales of REI. The provision for losses on REI of $207.9 million in 1993 was due to adjustments of the NRV of certain projects to reflect the lingering effects of the recession on real estate values and sales projections, particularly in California where most of the Company's real estate projects are located.

     For additional information regarding REI and the related allowance for losses, see "Financial Condition -- Asset Quality -- REI."

     Operations of REO. Losses from operations of REO were $86.0 million in 1994, a decrease of $126.1 million or 59% from $212.1 million in 1993, which represented an increase of $83.0 million or 64% from 1992. The decrease in 1994 was due to declines in the provision for losses of $65.9 million, net losses on sales of $47.1 million and net operating expenses of $13.1 million. The lower losses in 1994 reflect improving credit quality and a reduction in foreclosures as a result of the sales of nonaccrual and other impaired loans in 1993 and 1994.

     The increase in losses from operations of REO in 1993 was primarily due to increases in provision for losses of $47.4 million, net losses on sales of $15.2 million and net operating expenses of $20.4 million. The increased losses during 1993 reflected the deterioration in real estate values in California and New York since the time of initial foreclosure or subsequent valuation.

     For additional information regarding REO, see "Financial Condition -- Asset Quality -- Nonperforming Assets and Potential Problem Loans."

     Amortization of Goodwill and Other Intangible Assets. Amortization of goodwill and other intangible assets was $53.5 million in 1994, an increase of $14.3 million or 36% compared to $39.2 million in 1993, which was an increase of $11.5 million or 42% from 1992. The increase in 1994 reflects the write-off of $25.6 million in goodwill related to the Company's sale of its Illinois retail deposit branch system, partially offset by the write-off in 1993 of $12.4 million in goodwill associated with the Company's exit from the Ohio market.

     Provision for Income Taxes (Benefit) and Cumulative Effect of Accounting Change. The changes in the provision for income taxes (benefit) primarily reflect the changes in pre-tax earnings during each year. The effective tax (benefit) rates were 42.2% for 1994, (37.3)% for 1993 and 46.0% for 1992.

     The Company adopted SFAS No. 109, "Accounting for Income Taxes," effective January 1, 1992 on a prospective basis. The cumulative effect of this change in accounting for income taxes was a reduction of financial statement tax liability and an increase in net earnings during 1992 of $47.7 million ($0.41 per common share). Excluding the cumulative effect of the accounting change, the effect of adopting SFAS No. 109 was to decrease the provision for income taxes and increase net earnings by approximately $39 million or $0.33 per common share in 1992. See Note 11 of Notes to Consolidated Financial Statements for further explanation of the factors which affected the Company's effective tax rates for the years 1992 to 1994 and SFAS No. 109.

EXTRAORDINARY LOSS IN 1993

     During the fourth quarter of 1993, Home Savings purchased $327.6 million of its 10 1/4% Subordinated Notes due December 1996 pursuant to a tender offer. The repurchase resulted in an extraordinary loss on early extinguishment of debt of $21.6 million, net of applicable income tax benefit of $16.3 million.

QUARTERLY RESULTS OF OPERATIONS

     The following table presents results of operations by quarter for 1994 and 1993:

                                                                  QUARTERS ENDED
                                             ---------------------------------------------------------
                                              MARCH
                                               31,        JUNE 30,      SEPTEMBER 30,     DECEMBER 31,
                                             --------     ---------     -------------     ------------
                                                       (IN THOUSANDS EXCEPT PER SHARE DATA)
1994
Total interest income......................  $738,752     $ 742,700        $782,516         $831,407
Total interest expense.....................   388,147       405,819         464,607          539,881
                                             --------     ---------        --------         --------
          Net interest income..............   350,605       336,881         317,909          291,526
Provision for loan losses..................    75,512        33,069          29,432           38,544
                                             --------     ---------        --------         --------
Net interest income after provision for
  loan losses..............................   275,093       303,812         288,477          252,982
Other income...............................    45,421        36,879          42,476          161,201
Other expenses.............................   265,159       267,150         262,426          374,248
                                             --------     ---------        --------         --------
          Net earnings.....................  $ 55,355     $  73,541        $ 68,527         $ 39,935
                                             ========     =========        ========         ========
Net earnings per common share:
  Primary..................................  $   0.36     $    0.52        $   0.48         $   0.23
                                             ========     =========        ========         ========
  Fully diluted............................  $   0.36     $    0.51        $   0.47         $   0.23
                                             ========     =========        ========         ========
1993
Total interest income......................  $766,184     $ 767,087        $751,596         $718,555
Total interest expense.....................   426,406       421,872         418,366          399,706
                                             --------     ---------        --------         --------
          Net interest income..............   339,778       345,215         333,230          318,849
Provision for loan losses..................    66,980       437,854          22,243           47,893
                                             --------     ---------        --------         --------
Net interest income (loss) after provision
  for loan losses..........................   272,798       (92,639)        310,987          270,956
Other income...............................    61,119        66,852          67,567          122,290
Other expenses.............................   301,061       265,195         308,565          343,141
                                             --------     ---------        --------         --------
Earnings (loss) before extraordinary
  loss.....................................    32,856      (290,982)         69,989           50,105
Extraordinary loss on early extinguishment
  of debt, net.............................        --            --              --          (21,607)
                                             --------     ---------        --------         --------
          Net earnings (loss)..............  $ 32,856     $(290,982)       $ 69,989         $ 28,498
                                             ========     =========        ========         ========
Earnings (loss) per common share -- primary
  and fully diluted:
     Earnings (loss) before extraordinary
       loss................................  $   0.23     $   (2.55)       $   0.50         $   0.32
     Extraordinary loss on early
       extinguishment of debt, net.........        --            --              --            (0.18)
                                             --------     ---------        --------         --------
          Net earnings (loss)..............  $   0.23     $   (2.55)       $   0.50         $   0.14
                                             ========     =========        ========         ========

     Net interest income decreased in the fourth quarter of 1994 compared to the third quarter of 1994 and the fourth quarter of 1993 primarily due to the decline in the net interest margin to 2.28% for the fourth quarter of 1994 from 2.56% in the third quarter of 1994 and 2.75% in the fourth quarter of 1993. In addition, net interest income in the fourth quarter of 1993 reflected the $17.8 million allowance for the anticipated assignment to a third party of the Company's rights and obligations under certain interest rate swaps. Other income increased in the fourth quarter of 1994 compared to the third quarter of 1994 and the fourth quarter of 1993 primarily due to the gain of $103.5 million on the sale of the Company's Illinois retail deposit branch system in the fourth quarter of 1994, partially offset by the $33.0 million gain on sale of the Company's credit card portfolio and proceeds from the settlement of a lawsuit in the fourth quarter of 1993. Other expenses increased in the fourth quarter of 1994 compared to the third quarter of 1994 and the fourth quarter of 1993 primarily due to the $77.0 million provision for losses on REI and the $25.6 million goodwill write-off related to the sale of the Company's Illinois retail deposit branch system. Other expenses in the fourth quarter of 1993 included a provision for losses on REI of $34.4 million.

                              FINANCIAL CONDITION

     The Company's consolidated assets were $53.7 billion at December 31, 1994, an increase of $2.8 billion or 6% from $50.9 billion at December 31, 1993. The increase in total assets during 1994 reflects the growth in the loan and MBS portfolio of $4.2 billion or 9% to $48.8 billion due to increased originations of ARM loans and a slowing of principal prepayments due to rising interest rates. The growth in the loan and MBS portfolio was funded mainly through an increase in deposits of $2.6 billion or 7% to $40.6 billion and excess liquidity.

     The Company's primary asset generation business continues to be the origination of loans on residential real estate properties. The percentage of dollar volume of the Company's loans originated by type is summarized below for the years shown:

                                                        1994     1993     1992     1991     1990
                                                        ----     ----     ----     ----     ----
    Single family (one to four units).................   79%      86%      90%      91%      92%
    Multi-family (five units and over)................   21       14       10        9        8
                                                        ---      ---      ---      ---      ---
                                                        100%     100%     100%     100%     100%
                                                        ===      ===      ===      ===      ===

     In 1994, 95% of the $10.3 billion in loan originations were ARMs, compared to 77% of the $11.6 billion in loan originations in 1993. The increase in the percentage of multi-family loan originations in 1994 reflects the combination of a decrease in single family originations to $8.2 billion in 1994 compared to $10.0 billion in 1993 and an increase in multi-family originations to $2.1 billion in 1994 compared to $1.6 billion in 1993. Approximately 70% of loan originations in 1994 were on properties located in California compared to 72% in 1993. At December 31, 1994, approximately 96% of the loan and MBS portfolio was secured by residential properties, including 79% secured by single family properties.

     The loan and MBS portfolio includes approximately $6.7 billion in mortgage loans that were originated with loan to value ("LTV") ratios exceeding 80%, or 14% of the portfolio at December 31, 1994. Approximately 24% of loans originated during 1994 had LTV ratios in excess of 80%, all of which were loans on single family properties, including 7% with LTV ratios in excess of 90%. The increase in the volume of higher LTV single family loans in 1994 was primarily due to changes in the marketplace, which was primarily a purchase market during 1994 as compared to the predominant refinance market in 1991 through 1993. During 1994, due to market demand, the Company began to originate single family loans under a 95% LTV program (loans with LTV ratios of 90.1% to 95.0% are categorized as 95% LTV loans). The Company takes the additional risk of originating loans with LTV ratios in excess of 80% into consideration in its loan underwriting and pricing policies.

     The following table presents the ranges of original LTV ratios as percentages of single family loans and multi-family loans originated during the years indicated:

                                                        1994     1993     1992     1991     1990
                                                        ----     ----     ----     ----     ----
    Single family loans:
      Under 75.0%.....................................   35%      54%      58%      55%      36%
      75.0% to 79.9%..................................    9       15       14       14       19
      80.0%...........................................   26       21       19       23       34
      80.1% to 90.0%..................................   22       10        9        8       11
      90.1% to 95.0%..................................    8       --       --       --       --
                                                        ---      ---      ---      ---      ---
                                                        100%     100%     100%     100%     100%
                                                        ===      ===      ===      ===      ===
    Multi-family loans:
      70.0% or less...................................   54%      69%      73%      72%      49%
      70.1% to 75.0%..................................   41       25       20       23       36
      75.1% to 80.0%..................................    5        6        7        5       15
                                                        ---      ---      ---      ---      ---
                                                        100%     100%     100%     100%     100%
                                                        ===      ===      ===      ===      ===

     The following table presents the composition of the Company's loan and MBS portfolio as of the dates indicated:

                                                           DECEMBER 31,
                              -----------------------------------------------------------------------
                                 1994           1993           1992           1991           1990
                              -----------    -----------    -----------    -----------    -----------
                                                          (IN THOUSANDS)
Residential loans:
  Single family.............  $26,084,783    $28,764,402    $30,486,130    $29,616,179    $29,247,775
  Multi-family..............    8,518,510      7,219,708      6,543,238      5,883,615      5,639,552
Commercial and industrial
  real estate loans.........    1,734,793      2,012,307      2,225,226      2,540,810      2,669,243
Other loans.................      124,922        259,354        282,786        274,455        256,850
                              -----------    -----------    -----------    -----------    -----------
                               36,463,008     38,255,771     39,537,380     38,315,059     37,813,420
Deferred loan fees and
  interest..................      (55,184)       (90,959)       (97,662)       (80,618)       (61,699)
Unearned discounts..........       (5,847)       (21,658)       (42,729)       (54,842)       (71,644)
Allowance for loan losses...     (400,232)      (438,786)      (434,114)      (303,804)      (213,339)
                              -----------    -----------    -----------    -----------    -----------
Loans receivable............   36,001,745     37,704,368     38,962,875     37,875,795     37,466,738
MBS.........................   12,789,420      6,919,997      3,915,508      4,683,742      7,468,290
                              -----------    -----------    -----------    -----------    -----------
                              $48,791,165    $44,624,365    $42,878,383    $42,559,537    $44,935,028
                              ===========    ===========    ===========    ===========    ===========

     The following table presents a summary comparison of the carrying values and estimated fair values of the Company's major financial instruments at December 31, 1994 and 1993:

                                               DECEMBER 31,
                          ------------------------------------------------------
                                    1994                         1993                  NET CHANGE (%)
                          -------------------------    -------------------------    ---------------------
                           CARRYING      ESTIMATED      CARRYING      ESTIMATED     CARRYING   ESTIMATED
                             VALUE      FAIR VALUE        VALUE      FAIR VALUE      VALUE     FAIR VALUE
                          -----------   -----------    -----------   -----------    --------   ----------
                                          (DOLLARS IN THOUSANDS)
MBS.....................  $12,789,420   $12,463,383    $ 6,919,997   $ 7,004,000       85%         78%
Loans receivable........   36,001,745    35,107,572     37,704,368    38,275,521       (5)         (8)
Deposits -- term
  accounts..............   28,101,532    27,471,191     22,979,939    23,095,367       22          19
Borrowings..............    9,176,085     9,077,591      8,879,345     8,849,553        3           3

ASSET/LIABILITY MANAGEMENT

     One of the Company's primary business strategies continues to be the reduction of volatility in net interest income resulting from changes in interest rates. This is accomplished by managing the repricing characteristics of its interest-earning assets and interest-costing liabilities. (Interest rate reset provisions of both assets and liabilities, whether through contractual maturity or through contractual interest rate adjustment provisions, are commonly referred to as "repricing terms.")

     In order to manage the interest rate risk inherent in its portfolios of interest-earning assets and interest-costing liabilities, the Company has historically emphasized the origination of COFI ARMs for retention in the loan and MBS portfolio. At December 31, 1994, 95.1% of the Company's $48.8 billion loan and MBS portfolio consisted of ARMs indexed primarily to COFI, compared to 93.6% of the $44.6 billion loan and MBS portfolio at December 31, 1993. The average factor above COFI on the Company's COFI ARM portfolio was 2.44% at December 31, 1994, up six basis points from 2.38% at December 31, 1993.

     Historically, the Company has maintained its cost of funds at a level below COFI. During 1994 and 1993, the Company's cost of funds was 19 basis points and 41 basis points, respectively, below the average of COFI. At December 31, 1994, the Company's cost of funds was seven basis points below COFI. In a period of rising market interest rates, the favorable differential between the Company's cost of funds and COFI could decline, or become negative, which could result in compression of the Company's net interest margin. Such a compression occurred in the rising interest rate environment during 1994 and is expected to continue, particularly during the first half of 1995.

     COFI ARMs do not immediately reflect current market rate movements (referred to as the "COFI lag"). The COFI lag arises because (1) COFI is determined based on the cost of all FHLB Eleventh District savings institutions' interest-costing liabilities, some of which do not reprice immediately and (2) the Company's COFI ARMs reprice monthly based on changes in the cost of such liabilities approximately two months earlier. The Company's basic interest rate risk management strategy includes a goal of having the combined repricing terms of its interest-costing liabilities not differ materially from those of the FHLB Eleventh District savings institutions, in aggregate. The Company's approach to managing interest rate risk in an environment where market interest rates are believed to have the potential to rise includes the extension of repricing terms and the spreading of clustered maturities on term deposits and other interest-costing liabilities, combined with emphasis on more responsive assets, including diversification away from COFI on certain interest-earning assets.

     In anticipation of potential rising interest rates, the Company initiated several programs in 1994 to fund asset growth and to extend maturities, lengthen repricing terms and gather less expensive sources of interest-costing liabilities. For example, the Company increased deposits $2.6 billion and used the proceeds to reduce short-term borrowings, since deposits are a less expensive and more stable source of funds in a rapidly rising interest rate environment. The Company also issued new debt, primarily fixed rate, to meet these objectives. In addition, the Company securitized and retained $7.1 billion of ARMs into mortgage pass-through securities to increase its access to less expensive collateralized borrowings. Assets became more responsive to interest rate changes through increases in originations of ARM loans and Treasury and LIBOR-based investments and through sales of nonaccrual and other impaired loans. Asset diversification included selling a portion of its COFI MBS from the available for sale portfolio and the subsequent purchase of one-year Treasury-indexed MBS and short-term fixed rate collateralized mortgage obligations ("CMOs"). Finally, the Company continued to sell most of the fixed rate loans it originated. For additional information regarding these and other transactions, see the "Results of Operations -- Net Interest Income" and "Financial Condition -- Liquidity and Capital Resources."

     The following table presents the components of the Company's interest rate sensitive asset and liability portfolios by repricing periods (contractual maturity as adjusted for frequency of repricing) as of December 31, 1994:

                                                                                    REPRICING PERIODS
                                                            ------------------------------------------------------------------
                                                PERCENT      WITHIN 6        MONTHS           1-5          5-10        YEARS
                                   BALANCE      OF TOTAL      MONTHS          7-12           YEARS         YEARS      OVER 10
                                 -----------    --------    -----------    -----------    -----------    ---------    --------
                                                                                  (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
Investment securities --
  Cash equivalents.............  $ 1,263,942         2%     $ 1,263,942    $        --    $        --    $      --    $     --
  Other investment
    securities.................      287,062         1           10,091              6        276,939           26          --
  FHLB stock...................      439,891         1          439,891             --                                      --
  Impact of hedging (LIBOR-
    indexed amortizing
    swaps).....................           --        --         (135,958)            --        135,958           --          --
                                 -----------       ---      -----------    -----------    -----------    ---------    --------
Total investment securities....    1,990,895         4        1,577,966              6        412,897           26          --
                                 -----------       ---      -----------    -----------    -----------    ---------    --------
Loans and MBS --
  MBS --
    ARMs.......................   11,610,966        23       11,610,966             --             --           --          --
    Other......................    1,178,454         2               --         22,839        590,943       93,763     470,909
  Loans --
    ARMS.......................   34,798,758        69       33,353,938        200,960      1,243,860           --          --
    Other......................    1,202,987         2          235,743         46,804        300,361      290,726     329,353
  Impact of hedging (interest
    rate swaps)................           --        --        1,444,820       (200,960)    (1,243,860)          --          --
                                 -----------       ---      -----------    -----------    -----------    ---------    --------
Total loans and MBS............   48,791,165        96       46,645,467         69,643        891,304      384,489     800,262
                                 -----------       ---      -----------    -----------    -----------    ---------    --------
  Total interest-earning
    assets.....................  $50,782,060       100%     $48,223,433    $    69,649    $ 1,304,201    $ 384,515    $800,262
                                 ===========       ===      ===========    ===========    ===========    =========    ========
INTEREST-COSTING LIABILITIES:
Deposits --
  Checking.....................  $ 2,727,203         6%     $ 2,727,203    $        --    $        --    $      --    $     --
  Passbooks....................    3,788,223         8        3,788,223             --             --           --          --
  Money market savings.........    6,038,058        12        6,038,058             --             --           --          --
  Term accounts --
    Under $100,000.............   27,517,875        55       12,228,302      9,799,806      5,474,688       14,968         111
    Over $100,000..............      583,657         1          438,041        135,127         10,489           --          --
                                 -----------       ---      -----------    -----------    -----------    ---------    --------
Total deposits.................   40,655,016        82       25,219,827      9,934,933      5,485,177       14,968         111
                                 -----------       ---      -----------    -----------    -----------    ---------    --------
Borrowings --
  Repurchase agreements........    2,253,805         4        2,253,805             --             --           --          --
  FHLB.........................    2,849,313         6        2,390,348        102,500        240,600      115,750         115
  Other........................    4,072,967         8        2,879,222          1,795        572,296      619,654          --
                                 -----------       ---      -----------    -----------    -----------    ---------    --------
Total borrowings...............    9,176,085        18        7,523,375        104,295        812,896      735,404         115
                                 -----------       ---      -----------    -----------    -----------    ---------    --------
  Total interest-costing
    liabilities................  $49,831,101       100%     $32,743,202    $10,039,228    $ 6,298,073    $ 750,372    $    226
                                 ===========       ===      ===========    ===========    ===========    =========    ========
Hedge-adjusted interest-earning
  assets more/(less) than
  interest-costing
  liabilities..................  $   950,959                $15,480,231    $(9,969,579)   $(4,993,872)   $(365,857)   $800,036
                                 ===========                ===========    ===========    ===========    =========    ========
Cumulative interest sensitivity
  gap..........................                             $15,480,231    $ 5,510,652    $   516,780    $ 150,923    $950,959
                                                            ===========    ===========    ===========    =========    ========
Percentage of hedge-adjusted
  interest-earning assets to
  interest-costing
  liabilities..................      101.91%
Percentage of cumulative
  interest sensitivity gap to
  total assets.................        1.77%

     The following table presents the interest rates, spread and margin at the end of the years indicated:

                                                                      DECEMBER 31,
                                                                 ----------------------
                                                                 1994     1993     1992
                                                                 ----     ----     ----
        Average yield on:
          Loans................................................  6.74%    6.53%    7.27%
          MBS..................................................  6.63     6.33     6.63
          Total loans and MBS..................................  6.71     6.50     7.22
          Investment securities:
             Federal funds sold and securities purchased under
               agreements to resell............................  6.66     3.85     3.86
             Other investments.................................  5.11     3.71     2.58
          Total investment securities..........................  5.85     3.83     3.48
                  Interest-earning assets......................  6.68     6.33     7.09
        Average rate on:
          Deposits:
             Checking accounts.................................  1.00     1.10     1.56
             Savings accounts..................................  2.75     2.47     2.82
             Term accounts.....................................  4.80     3.75     4.20
          Total deposits.......................................  4.05     3.14     3.60
          Borrowings:
             Short-term........................................  6.38     3.39     3.51
             FHLB..............................................  5.98     4.47     4.23
             Other.............................................  7.10     8.25     9.81
          Total borrowings.....................................  6.58(1)  4.73(1)  5.99(1)
                  Interest-costing liabilities.................  4.52     3.44     3.87
        Interest rate spread...................................  2.16     2.89     3.22
        Net interest margin....................................  2.24     2.95     3.21

---------------

(1) Includes the effect of miscellaneous borrowing costs of approximately 0.27%, 0.46%, and 0.58% as of December 31, 1994, 1993 and 1992, respectively.

     The following table presents the schedule of contractual maturities for loans and MBS as of December 31, 1994:

                                         WITHIN                                                                      YEARS
                                         1 YEAR    1-2 YEARS   2-3 YEARS   3-5 YEARS   5-10 YEARS   10-15 YEARS     OVER 15
                                        --------   ---------   ---------   ---------   ----------   -----------   -----------
                                                                           (IN THOUSANDS)
MBS:
  ARMs................................  $     --   $     --    $     --    $     --     $ 28,876    $       --    $11,582,090
  Other...............................    22,839    119,470      63,132     408,341       93,763       440,964         29,945
Residential and other loans:
  ARMs................................    14,544     14,009         806      13,033       68,833       379,764     33,012,613
  Other...............................   110,853      5,499      17,935       5,759       61,649       309,998        335,235
Commercial and industrial real estate
  loans:
  ARMs................................     9,922         --     207,629      11,070       24,773        13,092      1,028,670
  Other...............................     1,440      6,039       5,657       8,494       38,001       116,620        179,808
                                        --------   --------    --------    --------     --------    ----------    -----------
                                        $159,598   $145,017    $295,159    $446,697     $315,895    $1,260,438    $46,168,361
                                        ========   ========    ========    ========     ========    ==========    ===========

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

     The Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," effective January 1, 1993, as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures." SFAS No. 114 does not apply to large groups of smaller balance homogeneous loans that are collectively evaluated for impairment. For the Company, loans collectively reviewed for impairment include all single family loans and performing multi-family and commercial and industrial real estate loans ("major loans") under $2 million, excluding loans which are individually reviewed based on specific criteria, such as delinquency, debt coverage, LTV ratio and condition of collateral property. The Company's impaired loans within the scope of SFAS No. 114 include nonaccrual major loans (excluding those collectively reviewed for impairment), troubled debt restructurings ("TDRs"), and performing major loans and major loans less than 90 days delinquent ("other impaired major loans") which the Company believes will be collected in full, but which the Company believes it is probable will not be collected in accordance with the contractual terms of the loans.

     A loan is generally placed on nonaccrual status when the Company becomes aware that the borrower has entered bankruptcy proceedings and the loan is delinquent, or when the loan is past due 90 days as to either principal or interest. When a loan is placed on nonaccrual status, interest accrued but not received is reversed against interest income. Cash receipts on nonaccrual loans are used to reduce principal balances, rather than being included in income. A nonaccrual loan may be restored to accrual basis when delinquent loan payments are collected and the loan is expected to perform according to its contractual terms. The amount of income that was contractually due but not recognized because loans were placed on nonaccrual status amounted to $43.2 million in 1994, $70.9 million in 1993 and $106.7 million in 1992.

     The Company considers a loan to be impaired when, based upon current information and events, it believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company continues to accrue interest on TDRs and other impaired major loans since full payment of principal and interest is expected and such loans are performing or less than 90 days delinquent and therefore do not meet the criteria for nonaccrual status. The Company bases the measurement of loan impairment on the fair value of the loans' collateral properties in accordance with SFAS No. 114. Impairment losses are included in the allowance for loan losses through a charge to provision for loan losses. Adjustments to impairment losses due to changes in the fair value of impaired loans' collateral properties are included in provision for loan losses. Upon disposition of an impaired loan, any related valuation allowance is charged off from the allowance for loan losses. See Note 3 of Notes to Consolidated Financial Statements for information regarding the recorded investment in and related specific loan loss allowances on impaired loans at December 31, 1994 and 1993.

     The following table presents the amounts of the Company's nonaccrual loans, REO, past due loans, TDRs and other impaired major loans as of the dates indicated:

                                                                 DECEMBER 31,
                                           --------------------------------------------------------
                                             1994       1993        1992         1991        1990
                                           --------   --------   ----------   ----------   --------
                                                                (IN THOUSANDS)
Nonaccrual loans.........................  $681,026   $780,400   $1,768,362   $1,499,473   $741,493
REO......................................   161,948    179,862      452,971      267,604    161,795
Accruing loans contractually past due 90
  days or more (all single family).......        --         --      155,864      162,532    105,892
TDRs.....................................   121,365    100,751       61,400      266,656    338,799
Other impaired major loans...............    12,158    391,044           --           --         --

     The following table presents nonperforming assets (nonaccrual loans and REO), TDRs and other impaired major loans, net of related specific loss allowances, by type as of the dates indicated:

                                                            DECEMBER 31,
                                                        ---------------------     INCREASE
                                                          1994         1993       (DECREASE)
                                                        --------     --------     ---------
                                                              (DOLLARS IN THOUSANDS)
    Nonaccrual loans:
      Single family...................................  $568,808     $568,550     $     258
      Multi-family....................................    69,856      139,157       (69,301)
      Commercial and industrial real estate...........    42,362       72,693       (30,331)
                                                        --------     --------     ---------
                                                         681,026      780,400       (99,374)
                                                        --------     --------     ---------
    REO:
      Single family...................................   135,357       99,744        35,613
      Multi-family....................................    14,181       50,081       (35,900)
      Commercial and industrial real estate...........    12,410       30,037       (17,627)
                                                        --------     --------     ---------
                                                         161,948      179,862       (17,914)
                                                        --------     --------     ---------
    Total nonperforming assets:
      Single family...................................   704,165      668,294        35,871
      Multi-family....................................    84,037      189,238      (105,201)
      Commercial and industrial real estate...........    54,772      102,730       (47,958)
                                                        --------     --------     ---------
              Total...................................  $842,974     $960,262     $(117,288)
                                                        ========     ========     =========
    TDRs:
      Single family...................................  $ 21,885     $     --     $  21,885
      Multi-family....................................    56,824       73,271       (16,447)
      Commercial and industrial real estate...........    42,656       27,480        15,176
                                                        --------     --------     ---------
              Total...................................  $121,365     $100,751     $  20,614
                                                        ========     ========     =========
    Other impaired major loans:
      Multi-family....................................  $ 10,652     $118,276     $(107,624)
      Commercial and industrial real estate...........     1,506      272,768      (271,262)
                                                        --------     --------     ---------
              Total...................................  $ 12,158     $391,044     $(378,886)
                                                        ========     ========     =========
    Ratio of nonperforming assets to total assets.....      1.57%        1.89%
                                                        ========     ========
    Ratio of nonperforming assets and TDRs to total
      assets..........................................      1.79%        2.09%
                                                        ========     ========
    Ratio of allowances for losses on loans and REO to
      nonperforming assets............................     50.12%       49.21%
                                                        ========     ========

     The following table presents nonperforming assets, TDRs and other impaired major loans by state at December 31, 1994:

                                                 NONPERFORMING ASSETS
                                 ----------------------------------------------------               OTHER
                                                                COMMERCIAL                         IMPAIRED
                                 SINGLE FAMILY   MULTI-FAMILY      AND                              MAJOR
                                  RESIDENTIAL    RESIDENTIAL    INDUSTRIAL    TOTAL       TDRS      LOANS
                                 -------------   ------------   ----------   --------   --------   --------
                                                              (IN THOUSANDS)
California.....................     $567,129        $78,510       $38,301    $683,940   $ 59,693    $ 7,897
New York.......................       39,986          3,158         5,702      48,846     39,933      1,724
Florida........................       30,961             --           722      31,683        692         --
Illinois.......................       14,395            538         5,309      20,242      3,621         --
Texas..........................        8,161            549            --       8,710      6,091         --
Other..........................       43,533          1,282         4,738      49,553     11,335      2,537
                                    --------        -------       -------    --------   --------    -------
                                    $704,165        $84,037       $54,772    $842,974   $121,365    $12,158
                                    ========        =======       =======    ========   ========    =======

     Total nonperforming assets were $843.0 million at December 31, 1994, or a ratio of nonperforming assets to total assets of 1.57%, a decrease of $117.3 million or 12% during 1994 from $960.3 million, or 1.89% of total assets, at December 31, 1993. During 1994, the Company sold nonperforming and other impaired loans of $45.5 million secured by single family properties, $114.9 million secured by multi-family properties and $47.3 million secured by commercial and industrial properties.

     Single family nonperforming assets were $704.2 million, an increase of $35.9 million or 5% during 1994 primarily due to an increase of $56.2 million in California REO, partially offset by a decrease of $17.5 million in nonaccrual loans secured by California properties. Included in California single family nonperforming assets at December 31, 1994 were $37.7 million in nonaccrual loans related to the Northridge earthquake.

     Multi-family nonperforming assets totaled $84.0 million, a decrease of $105.2 million or 56% during 1994 primarily due to decreases in the states of California ($70.2 million), New York ($16.8 million) and New Jersey ($5.6 million). Commercial and industrial real estate nonperforming assets totaled $54.8 million, a decrease of $48.0 million or 47% during 1994 primarily in the states of California ($7.8 million) and New York ($28.5 million). Nonperforming assets at December 31, 1994 included $13.1 million in nonaccrual multi-family loans related to the Northridge earthquake.

     TDRs totaled $121.4 million at December 31, 1994, an increase of $20.6 million or 20% during 1994 primarily due to an increase of $35.3 million in TDRs secured by properties in California, of which $19.0 million resulted from the Northridge earthquake. The Northridge earthquake led to single family, multi-family and commercial and industrial TDRs of $9.9 million, $7.8 million and $1.3 million, respectively, at December 31, 1994. TDRs increased in New York by $6.4 million and $19.2 million on loans secured by multi-family properties and commercial and industrial properties, respectively, but decreased in Illinois by $35.5 million on loans secured by multi-family properties during 1994.

     Other impaired major loans totaled $12.2 million at December 31, 1994 compared to $391.0 million at December 31, 1993. Included in other impaired major loans at December 31, 1994 were $3.4 million in multi-family loans related to the Northridge earthquake. The decline of $378.9 million or 97% in the net recorded investment reflects loans included in other impaired major loans at December 31, 1993 based on declines in the fair value of the underlying collateral, but which were not impaired in accordance with SFAS No. 114 since the Company expected the loans to be collected in full. Such loans were not included in other impaired major loans at December 31, 1994.

     The Company is continuing its efforts to reduce the amount of its nonperforming assets by aggressively pursuing loan delinquencies through the collection, workout and foreclosure processes and, if foreclosed, disposing rapidly of the REO. The Company sold $301.7 million of single family REO and $147.9 million of multi-family and commercial and industrial REO in 1994. In addition, the Company may, from time to time, offer packages of nonperforming assets for competitive bid.

     The following table presents the amounts of loans which were 60-89 days delinquent by loan type as of the dates indicated:

                                                                  DECEMBER 31,
                                      ---------------------------------------------------------------------
                                              1994                    1993                    1992
                                      ---------------------   ---------------------   ---------------------
                                                 PERCENT OF              PERCENT OF              PERCENT OF
                                                   GROSS                   GROSS                   GROSS
                                                  MORTGAGE                MORTGAGE                MORTGAGE
                                       AMOUNT    PORTFOLIO     AMOUNT    PORTFOLIO     AMOUNT    PORTFOLIO
                                      --------   ----------   --------   ----------   --------   ----------
                                                             (DOLLARS IN THOUSANDS)
Single family.......................  $141,937      0.37%     $171,778      0.48%     $217,566      0.64%
Multi-family........................    10,395      0.12        27,278      0.38        33,005      0.52
Commercial and industrial real
  estate............................     9,540      0.55         3,706      0.18        18,132      0.86
                                      --------                --------                --------
                                      $161,872      0.33      $202,762      0.45      $268,703      0.63
                                      ========                ========                ========

     Loans 60-89 days delinquent decreased $40.9 million or 20% during 1994 resulting from declines of $29.8 million in such single family loans and $16.9 million in multi-family loans, partially offset by an increase of $5.8 million in commercial and industrial real estate loans. Single family loans 60-89 days delinquent decreased in 1994 primarily in the states of California ($29.9 million) and Florida ($4.7 million), partially offset by an increase in the state of New York ($11.2 million). Approximately $13.3 million of the decrease in multi-family loans 60-89 days delinquent occurred in California. Commercial and industrial real estate loans 60-89 days delinquent increased primarily in California ($6.6 million).

     Allowance for Loan Losses. Management believes the Company's allowance for loan losses was adequate at December 31, 1994. The Company's process for evaluating the adequacy of the allowance for loan losses has three basic elements: first, the identification of impaired loans; second, the establishment of appropriate loan loss allowance once individual specific impaired loans are identified; and third, a methodology for estimating loan losses based on the inherent risk in the remainder of the loan portfolio.

     The identification of impaired loans is achieved mainly through individual review of all major loans over $2 million and certain major loans under $2 million. Loan loss allowances are established for specifically identified impaired loans based on the fair value of the underlying collateral property.

     The allowance for loan losses also includes estimates based upon consideration of actual loss experience for loans during the past several years by loan type, year of origination, delinquency statistics, condition of collateral property and projected economic conditions and other trends. Based upon this process, consideration of the current economic environment and other factors, management determines what it considers to be an appropriate allowance for loan losses. Although the Company believes it has a sound basis for this estimation, actual charge-offs incurred in the future are highly dependent upon future events, including the economies of the areas in which the Company lends.

     Immediately upon or prior to the foreclosure of a mortgage loan, the Company obtains an appraisal of the collateral property. In the case of a single family or California multi-family loan, such appraisal generally is conducted by an appraiser employed by the Company; in the case of a commercial and industrial real estate or non-California multi-family loan, such appraisal is conducted by an independent fee appraiser and reviewed by the Company's appraisal review department. Based upon such appraisal, foreclosed loans are recorded at fair value less estimated selling costs.

     The following tables set forth the allocation of the Company's allowance for loan losses by category of loans and MBS and the percent of loans and MBS in each category at the dates indicated:

                                                                                   DECEMBER 31,
                                                  -------------------------------------------------------------------------------
                                                                   1994                                     1993
                                                  --------------------------------------   --------------------------------------
                                                                              PERCENT OF                               PERCENT OF
                                                               PERCENT OF     ALLOWANCE                 PERCENT OF     ALLOWANCE
                                                              LOAN AND MBS     TO LOAN                 LOAN AND MBS     TO LOAN
                                                              PORTFOLIO IN     AND MBS                 PORTFOLIO IN     AND MBS
                                                  ALLOWANCE   EACH CATEGORY   PORTFOLIO    ALLOWANCE   EACH CATEGORY   PORTFOLIO
                                                  ---------   -------------   ----------   ---------   -------------   ----------
                                                                              (DOLLARS IN THOUSANDS)
Single family...................................  $165,000          79.1%        0.42%     $155,516          79.5%        0.43%
Multi-family....................................   160,232          17.4         1.88       145,097          16.1         2.00
Commercial and industrial real estate...........    75,000           3.5         4.34       138,173           4.4         6.90
                                                  --------         -----                   --------         -----
                                                  $400,232         100.0%        0.81      $438,786         100.0%        0.97
                                                  ========         =====                   ========         =====

                                                                  DECEMBER 31,
            ------------------------------------------------------------------------------------------------------------------------
                             1992                                     1991                                     1990
            --------------------------------------   --------------------------------------   --------------------------------------
                                        PERCENT OF                               PERCENT OF                               PERCENT OF
                          PERCENT OF     ALLOWANCE                 PERCENT OF    ALLOWANCE                 PERCENT OF     ALLOWANCE
                         LOAN AND MBS    TO LOAN                  LOAN AND MBS    TO LOAN                  LOAN AND MBS    TO LOAN
                         PORTFOLIO IN    AND MBS                  PORTFOLIO IN    AND MBS                  PORTFOLIO IN    AND MBS
            ALLOWANCE   EACH CATEGORY   PORTFOLIO    ALLOWANCE   EACH CATEGORY   PORTFOLIO    ALLOWANCE   EACH CATEGORY   PORTFOLIO
            ---------   -------------   ----------   ---------   -------------   ----------   ---------   -------------   ----------
                                                          (DOLLARS IN THOUSANDS)
Single
  family.... $185,343       79.5%          0.54%      $110,366        80.1%        0.32%     $ 70,231          81.5%        0.19%
Multi-family  120,946       15.0           1.86         78,838        13.6         1.35        62,521          12.4         1.11
Commercial
  and
  industrial
  real
  estate....  120,962        5.1           5.47        109,293         5.9         4.32        77,152           5.7         2.98
Credit
cards.......    6,863        0.4           4.25          5,307         0.4         3.30         3,435           0.4         2.30
             --------      -----                      --------        -----                  --------         -----
             $434,114      100.0%          1.00       $303,804        100.0%       0.71      $213,339         100.0%        0.47
             ========      =====                      ========        =====                  ========         =====

     The allocation of the allowance for loan losses by type at December 31, 1994 reflects continued reduction in the commercial and industrial real estate loan portfolio and the growth in the multi-family loan portfolio. The commercial and industrial real estate portfolio has diminished in size due to loan principal payments and the Company's decision in 1988 to discontinue originating new commercial and industrial real estate loans. The multi-family loan portfolio increased $1.3 billion or 18% in 1994 due to multi-family originations which the Company provides on California properties only.

     The following table presents the changes in the Company's allowance for loan losses and the loss experience for the years indicated:

                                                     YEARS ENDED DECEMBER 31,
                                 -----------------------------------------------------------------
                                   1994          1993          1992          1991          1990
                                 ---------     ---------     ---------     ---------     ---------
                                                      (DOLLARS IN THOUSANDS)
Balance at beginning of the
  year.........................  $ 438,786     $ 434,114     $ 303,804     $ 213,339     $ 105,784
Provision for loan losses......    176,557       574,970       367,366       195,062       215,854
Allowance for loan losses on
  loans purchased..............         --        20,365            --            --            --
                                 ---------     ---------     ---------     ---------     ---------
                                   615,343     1,029,449       671,170       408,401       321,638
                                 ---------     ---------     ---------     ---------     ---------
Charge-offs:
  Single family................    (97,865)     (469,204)     (114,086)      (46,631)      (29,207)
  Multi-family.................   (114,323)      (76,189)      (60,956)      (33,396)      (43,693)
  Commercial and industrial
     real estate...............    (40,546)      (68,135)      (73,069)      (44,952)      (42,351)
  Credit cards.................         --       (10,207)       (7,382)       (5,243)       (3,412)
                                 ---------     ---------     ---------     ---------     ---------
                                  (252,734)     (623,735)     (255,493)     (130,222)     (118,663)
  Recoveries...................     37,623        33,072        18,437        25,625        10,364
                                 ---------     ---------     ---------     ---------     ---------
          Net charge-offs......   (215,111)     (590,663)     (237,056)     (104,597)     (108,299)
                                 ---------     ---------     ---------     ---------     ---------
Balance at end of the year.....  $ 400,232     $ 438,786     $ 434,114     $ 303,804     $ 213,339
                                 =========     =========     =========     =========     =========
Ratio of net charge-offs to
  average loans and MBS
  outstanding during the
  year.........................       0.47%         1.36%         0.56%         0.24%         0.25%
                                 =========     =========     =========     =========     =========

     Gross charge-offs on single family loans in 1994 and 1993 related to sales of nonaccrual loans were $6.0 million and $378.1 million, respectively. Gross charge-offs in 1994 related to sales of impaired multi-family and commercial and industrial real estate loans were $51.9 million and $21.5 million, respectively. The $30.0 million provision for losses during the first quarter of 1994 related to the Northridge earthquake was based on the Company's appraisals of its major loan properties and an assessment of the damage to single family loan properties in the earthquake area. This information was used in estimating the probability of foreclosures and the ultimate cost to the Company. The Company provided assistance to certain borrowers affected by the earthquake through deferral of loan payments and special loan programs. The Company permitted borrowers to defer a limited number of loan payments during 1994 on approximately 2,600 single family loans with a principal balance of $533.1 million and approximately
400 major loans with a principal balance of $307.8 million. The Company also originated 68 loans with an outstanding principal balance at December 31, 1994 of $2.5 million through special loan programs providing repair or bridge financing for single family borrowers in the damaged area.

     It is possible that the Company's delinquent, nonaccrual, TDRs and other impaired major loans and REO may increase and that the Company may experience additional losses with respect to its real estate loan portfolio. Although the Company has taken this possibility into consideration in establishing its allowance for loan losses, future events may warrant changes to the allowance.

     REI. The Company's REI decreased to $313.3 million at December 31, 1994 from $443.7 million at December 31, 1993. The allowance for losses on REI was $333.8 million or 51.6% of gross REI at December 31, 1994, compared to $341.7 million or 43.5% of gross REI at December 31, 1993. The following table presents the Company's REI by type and state at December 31, 1994:

                                                        GROSS        ALLOWANCE FOR        NET
                                                      BOOK VALUE        LOSSES         BOOK VALUE
                                                      ----------     -------------     ----------
                                                                    (IN THOUSANDS)
    Residential REI:
      California....................................   $107,135         $ 79,688        $ 27,447
      Maryland......................................     53,076           21,300          31,776
                                                       --------         --------        --------
                                                        160,211          100,988          59,223
    Commercial and industrial REI and undeveloped
      land, all in California.......................    486,930          232,837         254,093
                                                       --------         --------        --------
    Total REI.......................................   $647,141         $333,825        $313,316
                                                       ========         ========        ========

     The Company intends to complete its withdrawal from real estate development activities as soon as practicable. Although the Company does not intend to acquire new properties, it intends to develop, hold and/or sell its current properties depending on economic conditions. The Company has certain projects with long-term holding and development periods. No new projects have been initiated since 1990.

     The Company carries each of its REI properties at the lower of cost or NRV, and adjusts such values through provisions for losses recorded as additions to the allowance for losses on REI. NRV is the estimated selling price when the real estate is eventually liquidated, less estimated costs to complete the development and the costs to hold and dispose of the property. The Company's basis for such estimates include project business plans monitored and approved by management, market studies and other information. In computing NRV, interest holding costs are based on the Company's cost of funds. In addition, the Company may also establish general valuation allowances based on management's assessment of the risk of further reductions in NRV. Although management believes the NRV of REI and the related allowance for losses are fairly stated, declines in NRV and additions to the allowance for losses could result from continued weakness in the specific project markets, changes in economic conditions, changes in the Company's cost of funds and revisions to project business plans, which may reflect decisions by the Company to accelerate the disposition of the properties.

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity consists of cash, cash equivalents and certain marketable securities which are not committed, pledged or required to liquidate specific liabilities. The liquidity portfolio, totaling approximately $2.2 billion at December 31, 1994, decreased $1.2 billion or 36% from December 31, 1993 primarily due to a net increase in loans and MBS of $4.2 billion, partially offset by net increases of $2.6 billion in deposits and $296.7 million in borrowings during 1994. Regulations of the Office of Thrift Supervision ("OTS") require each savings institution to maintain, for each calendar month, an average daily balance of liquid assets equal to at least 5% of the average daily balance of its net withdrawable accounts plus short-term borrowings during the preceding calendar month. OTS regulations also require each savings institution to maintain, for each calendar month, an average daily balance of short-term liquid assets (generally those having maturities of 12 months or less) equal to at least 1% of the average daily balance of its net withdrawable accounts plus short-term borrowings during the preceding calendar month. For December 1994 the average liquidity and average short-term liquidity ratios of Home Savings were 5.09% and 4.35%, respectively.

     Sources of additional liquidity consist primarily of positive cash flows generated from operations, the collection of principal payments and prepayments on loans and MBS, increases in deposits and borrowings and issuance of equity securities. Positive cash flows are also generated through the sale of MBS, loans and other assets for cash. Sources of borrowings may include advances and notes from the FHLB, commercial paper and public debt issuances, borrowings under reverse repurchase agreements, commercial bank lines of credit and, under certain conditions, direct borrowings from the Federal Reserve System. The principal sources of cash inflows during 1994 were principal payments and prepayments on loans and MBS, proceeds from sales of loans and MBS (including sales of nonaccrual and other impaired loans), purchases of deposits, and proceeds from FHLB and other borrowings.

     Each of the Company's sources of liquidity is influenced by various uncertainties beyond the control of the Company. Scheduled loan payments are a relatively stable source of funds, while loan prepayments and deposit flows vary widely in reaction to market conditions, primarily market interest rates. Asset sales are influenced by general market interest rates and other unforeseeable market conditions. The Company's ability to borrow at attractive rates is affected by its size, credit rating, the availability of acceptable collateral and other market-driven conditions.

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

     Loans Receivable. The Company's primary use of cash is to fund internally generated mortgage loans. During 1994 cash of $9.6 billion was used to originate loans. Gross loan originations in 1994 of $10.3 billion included $9.8 billion of ARMs with an average factor of 269 basis points above COFI and $468.7 million of fixed rate loans. Fixed rate loans originated and designated for sale represented approximately 4% of single family loan originations in 1994. Principal payments on loans were $2.9 billion in 1994, a decrease of 38% from $4.7 billion in 1993.

     During 1994 the Company sold loans totaling $728.8 million, including nonaccrual and other impaired loans, net of charge-offs. The Company designates certain loans as available for sale, including most of its fixed rate originations. At December 31, 1994 the Company had $9.2 million of loans available for sale.

     At December 31, 1994 the Company was committed to fund mortgage loans totaling $772.2 million, substantially all of which were ARMs. The Company expects to fund such loans from its liquidity sources.

     MBS. During 1994 the Company sold $400.2 million of COFI and other MBS and purchased $424.5 million of ARM MBS, primarily indexed to one-year Treasury notes, and $161.5 million of short-term fixed rate collateralized mortgage obligations. The Company designates certain MBS as available for sale. At December 31, 1994 the Company had $2.4 billion of MBS available for sale.

     During 1994 the Company securitized $3.6 billion of ARMs into AAA rated private placement mortgage pass-through securities and an additional $3.5 billion of ARMs into Agency MBS to increase its access to less expensive collateralized borrowings. The Company has the intent and ability to hold these MBS until maturity.

     Deposits. Savings deposits were $40.6 billion at December 31, 1994, an increase of $2.6 billion or 7% during 1994, reflecting deposits purchased of $2.8 billion and a net deposit inflow of $1.4 billion partially offset by deposits sold of $1.6 billion. The net deposit inflow reflects the Company's strategy in late 1994 to increase its term deposits by increasing rates offered on such deposits and reducing higher costing short-term borrowings.

     During 1994 the Company purchased deposits totaling $2.8 billion in 53 branches of six Southern California financial institutions for an average premium of approximately 4%. In addition, the Company sold deposits totaling $1.6 billion in its 26 Illinois branches for a deposit premium of approximately 8%. The Company intends to continue consideration of branch purchases and sales as opportunities to consolidate the Company's presence in its key strategic markets. At December 31, 1994, 62%, 20%, 11% and 7% of the Company's total deposits were in California, New York, Florida and all other states, respectively, compared to 58%, 21%, 10% and 11%, respectively, at December 31, 1993.

     During February 1995 the Company announced a definitive agreement with Household Bank, FSB to acquire its 52 retail branches in Southern California with deposits totaling $1.4 billion. The acquisition, which is subject to regulatory approval, is expected to become final in the second quarter of 1995.

     Borrowings. Borrowings totaled $9.2 billion at December 31, 1994, an increase of $296.7 million or 3% during 1994 reflecting an increase in FHLB and other borrowings of $2.9 billion, partially offset by a decrease of $2.6 billion in short-term borrowings.

     During 1994, Home Savings borrowed a total of $2.3 billion in short-term collateralized notes from the FHLB and a total of $1.8 billion from various brokerage firms. The FHLB notes and the notes to the brokerage firms mature in 1995 through 1997. In February 1994 Home Savings issued $200.0 million of Floating Rate Notes due February 9, 1996. In August 1994 the Company issued $125.0 million of 7.875% Subordinated Notes due in September 2004, at a public offering price of 99.534%. The Subordinated Notes are not redeemable prior to maturity. Such borrowings partially offset a net decrease in FHLB advances of $1.4 billion.

     Capital. Stockholders' equity totaled $3.0 billion at December 31, 1994, an increase of $15.6 million or 1% during 1994 principally due to net earnings of $237.4 million, partially offset by dividends paid to common and preferred stockholders of $153.4 million and an increase of $74.0 million in the net unrealized loss on securities available for sale.

     The OTS has adopted regulations that contain a three-part capital standard requiring savings institutions to maintain "core" capital of at least 3% of adjusted total assets, tangible capital of at least 1.5% of adjusted total assets and risk-based capital of at least 8% of risk-weighted assets. Special rules govern the ability of savings institutions to include in their capital computations supervisory goodwill and investments in subsidiaries engaged in activities not permissible for national banks, such as real estate development. In addition, institutions whose exposure to interest-rate risk as determined by the OTS is deemed to be above normal may be required to hold additional risk-based capital. Home Savings believes it does not have above-normal exposure to interest-rate risk.

     Under OTS regulations which implement the "prompt corrective action" system mandated by FDICIA, an institution is well capitalized if its ratio of total capital to risk-weighted assets is 10% or more, its ratio of core capital to risk-based assets is 6% or more, its ratio of core capital to total assets is 5% or more and it is not subject to any written agreement, order or directive to meet a specified capital level. At December 31, 1994 Home Savings met these standards.

     Home Savings is in compliance with the OTS regulations. The following table shows the capital amounts and ratios of Home Savings at December 31, 1994:

                                                                   BALANCE       RATIO
                                                                  ----------     -----
                                                                      (DOLLARS IN
                                                                       THOUSANDS)
        Tangible capital........................................  $2,716,111      5.12%
        Core capital (to adjusted total assets).................   2,914,895      5.50
        Core capital (to risk-weighted assets)..................   2,914,895      9.08
        Risk-based capital......................................   3,908,156     12.17

     The regulatory capital requirements applicable to Home Savings are continuing to become more stringent as the amount of Home Savings' supervisory goodwill includable in capital was phased out effective January 1, 1995 and investment in real estate development subsidiaries includable in capital will be phased out through July 1, 1996. Home Savings currently meets the requirements of the Capital Regulations assuming the present application of the full phase-out provisions. At December 31, 1994 the capital ratios computed on this more stringent, "fully phased-in" basis were 5.06% for core and tangible capital and 11.53% for risk-based capital.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the Index included on page 50 and the Financial Statements which begin on page F-2.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                                DIRECTOR
       NAME                               POSITION                      AGE      SINCE
       ----                               --------                      ---     --------
Robert H. Ahmanson                        Director                      68        1969
William H. Ahmanson                       Director                      69        1954
Byron Allumbaugh                          Director                      63        1987
Anne-Drue Anderson*        Executive Vice President and Treasurer       34        --
Richard M. Bressler                       Director                      64        1987
Lodwrick M. Cook                          Director                      66        1986
Robert M. De Kruif               Vice Chairman of the Board             76        1951
Fredric J. Forster*       Director, President and Chief Operating
                                          Officer                       50        1995
George G. Gregory*      Executive Vice President and General Counsel    62        --
David S. Hannah                           Director                      72        1958
George Miranda*              First Vice President and Principal
                                     Accounting Officer                 47        --
Delia M. Reyes                            Director                      53        1992
Charles R. Rinehart*     Chairman of the Board and Chief Executive
                                          Officer                       48        1990
Elizabeth A. Sanders                      Director                      49        1990
Arthur W. Schmutz                         Director                      73        1993
William D. Schulte                        Director                      62        1991
Kevin M. Twomey*         Senior Executive Vice President and Chief
                                     Financial Officer                  48        --

---------------

* Executive Officers. Messrs. Gregory, Miranda and Rinehart have been employed as officers of Ahmanson and/or one of its affiliate companies for more than five years.

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

     MS. ANDERSON joined Ahmanson as First Vice President and Treasurer in September 1993 and became Executive Vice President in March 1995. From April 1993 until joining Ahmanson, Ms. Anderson was Bank and Thrift Strategist at First Boston Corporation. From September 1989 to February 1993 she was Senior Vice President and Treasurer at First Gibraltar Bank.

     MR. BRESSLER is a retired Chairman of the Board of Plum Creek Management Company, a manufacturer of lumber and wood products, and a retired Chairman of the Board of El Paso Natural Gas Company, a natural resources company. Mr. Bressler also serves as a director of General Mills, Inc. and Rockwell International Corporation.

     MR. COOK is Chairman of the Board of ARCO, which is engaged in the exploration, development, production and marketing of petroleum. Mr. Cook also serves as Chairman of the Board of ARCO Chemical Company and a director of Lockheed Corporation.

     MR. DE KRUIF served as Vice Chairman of the Board for more than five years prior to his retirement as an executive officer in 1993.

     MR. FORSTER joined Ahmanson as Senior Executive Vice President in February 1993, became Chief Operating Officer of Ahmanson in November 1993 and became President in March 1995. Prior to joining Ahmanson, Mr. Forster was President of ITT Federal Bank. Mr. Forster also serves as a director of the Federal Home Loan Bank of San Francisco.

     MR. HANNAH served as Senior Vice President and Secretary of Ahmanson for more than five years prior to his retirement in 1988.

     MS. REYES is President and Chief Executive Officer of Reyes Consulting Group, a market research and consulting firm.

     MS. SANDERS is a business consultant. Ms. Sanders also serves as a director of Carl Karcher Enterprises, Sport Chalet, Inc., Wal-Mart Stores, Inc. and Wolverine World Wide, Inc.

     MR. SCHMUTZ is a retired partner of Gibson, Dunn & Crutcher, a law firm. Mr. Schmutz also serves as a director of Ducommum Incorporated.

     MR. SCHULTE is a retired Vice Chairman of KPMG Peat Marwick LLP, a firm of independent certified public accountants. Mr. Schulte also serves as a director of Leslie's Poolmart, Santa Anita Operating Company, Santa Anita Realty Enterprises, Inc. and Vastar Resources, Inc.

     MR. TWOMEY joined Ahmanson in June 1993, became Executive Vice President and Chief Financial Officer in July 1993 and became Senior Executive Vice President in March 1995. From February 1993 until joining Ahmanson, he worked in corporate finance at MacAndrews and Forbes. From July 1989 to February 1993, he was Executive Vice President, Finance, Administration and Chief Financial Officer of First Gibraltar Bank.

     Robert H. Ahmanson and William H. Ahmanson are brothers. No other directors or executive officers of Ahmanson are related.

     Richard H. Deihl, age 66 and a director since 1968, retired as Chairman of the Board effective February 1, 1995.

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

     To Ahmanson's knowledge, based solely upon a review of the copies of such forms furnished to Ahmanson and written representations that no other reports were required, during the fiscal year ended December 31, 1994 all Section 16(a) filing requirements applicable to its officers, directors and beneficial owners of more than ten percent of Ahmanson's equity securities were complied with by such persons, except Mr. Deihl who reported one transaction late during 1994.

ITEM 11. EXECUTIVE COMPENSATION

     That portion of Ahmanson's definitive Proxy Statement appearing under the caption "Executive Compensation," to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 1994 and to be used in connection with Ahmanson's Annual Meeting of Stockholders to be held on May 9, 1995 is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     That portion of Ahmanson's definitive Proxy Statement appearing under the captions "Principal Holders of Ahmanson Common Stock" and "Security Ownership of Management," to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 1994 and to be used in connection with Ahmanson's Annual Meeting of Stockholders to be held on May 9, 1995 is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     That portion of Ahmanson's definitive Proxy Statement appearing under the caption "Executive Compensation -- Certain Transactions," to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 1994 and to be used in connection with Ahmanson's Annual Meeting of Stockholders to be held on May 9, 1995 is hereby incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                   EXHIBITS*

   EXHIBIT
   NUMBERS
  ----------
   3.1          Certificate of Incorporation of H. F. Ahmanson & Company, as
                amended (Exhibit 3.1 to Form 10-K for year ended December 31,
                1991).
   3.2          By-Laws of H. F. Ahmanson & Company, as amended (Exhibit 3.2 to Form 10-Q for quarter ended June 30, 1994).
   3.3          Certificate of Designations dated August 12, 1988 (Exhibit
                3.1.2 to Form 10-Q for quarter ended September 30, 1988).
   3.4          Certificate of Designations dated August 29, 1991 (Exhibit 4 to Form 10-Q for quarter ended September 30, 1991).
   3.5          Certificate of Designations dated February 9, 1993 (Exhibit
                3.5 to Form 10-K for year ended December 31, 1992).
   3.6          Certificate of Designations dated July 30, 1993 (Exhibit 4.1 to Form 8-K for the event on July 29, 1993).
   4.1          Reference is made to Exhibits 3.1 and 3.2
   4.2          Copies of instruments defining the rights of holders of
                long-term debt of H. F. Ahmanson & Company or any of its
                subsidiaries are, under Item 601(b)(4)(iii)(A) of Regulation
                S-K, not required to be filed, but will be filed upon request of the Commission.
   4.3          Rights Agreement, dated July 26, 1988, between H. F. Ahmanson
                & Company and Union Bank (Exhibit 4.3 to Form 8-K dated July
                26, 1988).
  Management Contracts and Compensatory Plans and Arrangements (Exhibits
    10.2.2-10.18)
  10.2.2        H. F. Ahmanson & Company 1979 Long-Term Management Performance
                Plan as amended (Exhibit 19.1 to Form 10-Q for quarter ended
                June 30, 1985).
  10.2.3        H. F. Ahmanson & Company 1984 Stock Incentive Plan (Exhibit
                10.2.3 to Form 10-K for year ended December 31, 1984).
  10.2.3.1      Amendment to H. F. Ahmanson & Company 1984 Stock Incentive
                Plan (Exhibit 10.2.3.1 to Form 10-K for year ended December
                31, 1989).
  10.2.4        H. F. Ahmanson & Company 1993 Stock Incentive Plan (Exhibit
                10.2.4 to Form 10-K for year ended December 31, 1993).

   EXHIBIT
   NUMBERS
  ----------
  10.4.7        Agreement, dated May 19, 1986, between H. F. Ahmanson &
                Company and Robert H. Ahmanson and an amendment thereto dated
                June 6, 1986 (Exhibit 19.2 to Form 10-Q for quarter ended June
                30, 1986).
  10.6.1        Employment Agreement, dated March 1, 1975, between H. F.
                Ahmanson & Company and Robert M. De Kruif (Exhibit 6 to Form
                10-K for year ended December 31, 1975).
  10.6.6        Amendment to Agreement, dated September 16, 1985, between H.
                F. Ahmanson & Company and Robert M. De Kruif (Exhibit 10.6.6
                to Form 10-K for year ended December 31, 1985).
  10.6.8        Amendment to Agreement, dated January 26, 1988, between H. F.
                Ahmanson & Company and Robert M. De Kruif (Exhibit 10.6.8 to
                Form 10-K for year ended December 31, 1987).
  10.6.9        Agreement, dated November 1, 1993, between H. F. Ahmanson &
                Company and Robert M. De Kruif (Exhibit 10.6.9 to Form 10-K
                for year ended December 31, 1993).
  10.8.1        Employment Agreement, dated December 1, 1989, between H. F.
                Ahmanson & Company and Charles R. Rinehart (Exhibit 10.8.1 to
                Form 10-K for year ended December 31, 1989).
  10.9.7        H. F. Ahmanson & Company Supplemental Executive Retirement
                Plan, as amended (Exhibit 10.9.7 to Form 10-K for year ended
                December 31, 1993).
  10.9.8        Executive Medical Reimbursement Plan (Exhibit 10.9.8 to Form
                10-K for year ended December 31, 1984).
  10.9.8.1      Amendment to Executive Medical Reimbursement Plan adopted
                March 24, 1987 (Exhibit 10.9.8.1 to Form 10-K for year ended
                December 31, 1986).
  10.9.9        Financial Counseling Plan for Executives, as amended (Exhibit
                19.6 to Form 10-Q for quarter ended September 30, 1985).
  10.9.9.1      Amendment to Financial Counseling Plan for Executives adopted
                March 24, 1987 (reference is made to Exhibit 10.9.8.1 to Form
                10-K for year ended December 31, 1986).
  10.9.11       Outside Director Retirement Plan, as amended (Exhibit 19.2 to
                Form 10-Q for quarter ended June 30, 1991).
  10.9.18       H. F. Ahmanson & Company Retirement Plan, Sixth Compendium
                Restatement (Exhibit 10.9.18 to Form 10-K for year ended
                December 31, 1991).
  10.9.21       H. F. Ahmanson & Company Griffin Investment Account (Exhibit
                10.9.21 to Form 10-K for year ended December 31, 1989).
  10.9.21.1     First Amendment to H. F. Ahmanson & Company Griffin Investment
                Account (Exhibit 19.2 to Form 10-Q for quarter ended September
                30, 1990).
  10.9.25       H. F. Ahmanson & Company 1988 Directors' Stock Incentive Plan,
                as amended (Exhibit 10.9.25 to Form 10-K for year ended
                December 31, 1989).
  10.9.26       H. F. Ahmanson & Company Executive Short-Term Incentive Plan,
                as amended.

   EXHIBIT
   NUMBERS
  ----------
  10.9.27       1989 Contingent Deferred Compensation Plan of H. F. Ahmanson &
                Company (Exhibit 19.4 to Form 10-Q for quarter ended June 30,
                1991).
  10.9.28       Outside Directors' Elective Deferred Compensation Plan of H.
                F. Ahmanson & Company (Exhibit 19.5 to Form 10-Q for quarter ended June 30, 1991).
  10.9.29       Elective Deferred Compensation Plan of H. F. Ahmanson &
                Company (Exhibit 19.6 to Form 10-Q for quarter ended June 30,
                1991).
  10.9.30       Executive Life Insurance Plan of H. F. Ahmanson & Company
                (Exhibit 10.9.30 to Form 10-K for year ended December 31,
                1989).
  10.9.31       H. F. Ahmanson & Company Supplemental Long Term Disability
                Plan (Exhibit 10.9.31 to Form 10-K for year ended December 31,
                1989).
  10.13         Amended Form of Indemnity Agreement between H. F. Ahmanson &
                Company and certain directors and officers (Exhibit 10.13 to
                Form 10-K for year ended December 31, 1989).
  10.13.1       Directors and executive officers with whom H. F. Ahmanson &
                Company has entered into an Indemnity Agreement.
  10.15         Form of Employment Agreement between H. F. Ahmanson & Company and certain officers (Exhibit 10.15 to Form 10-K for year
                ended December 31, 1989).
  10.16         H. F. Ahmanson & Company Executive Long-Term Incentive Plan
                (Exhibit 10.16 to Form 10-K for year ended December 31, 1993).
  10.17         H. F. Ahmanson & Company Senior Supplemental Executive
                Retirement Plan (Exhibit 10.17 to Form 10-K for year ended
                December 31, 1993).
  10.18         H. F. Ahmanson & Company Senior Executive Life Insurance Plan
                (Exhibit 10.18 to Form 10-K for year ended December 31, 1993).
  21            Subsidiaries of H. F. Ahmanson & Company.
  23            Independent Auditors' Consent.
  27            Financial Data Schedule.

---------------

* Exhibits followed by a parenthetical reference are incorporated by reference herein from the documents described therein. Documents filed prior to May 1985 were filed by H. F. Ahmanson & Company, a California corporation, Commission File No. 1-7108.

                              FINANCIAL STATEMENTS

     See the Index included on page 50 and the Financial Statements which begin on page F-2.

                              REPORTS ON FORM 8-K

     Ahmanson did not file any Current Reports on Form 8-K with the Commission during the fourth quarter of 1994.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irwindale, State of California, on the 28th day of March 1995.

                                          H. F. AHMANSON & COMPANY

                                          By      /s/  KEVIN M. TWOMEY
                                          --------------------------------------
                                                      Kevin M. Twomey
                                            Senior Executive Vice President and
                                                  Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated below and on the 28th day of March 1995.

                                          --------------------------------------
                                                    Robert H. Ahmanson
                                                         Director

                                               /s/  WILLIAM H. AHMANSON
                                          --------------------------------------
                                                   William H. Ahmanson
                                                         Director

                                                /s/  BYRON ALLUMBAUGH
                                          --------------------------------------
                                                     Byron Allumbaugh
                                                         Director

                                               /s/  RICHARD M. BRESSLER
                                          --------------------------------------
                                                   Richard M. Bressler
                                                         Director

                                          --------------------------------------
                                                     Lodwrick M. Cook
                                                         Director

                                               /s/  FREDRIC J. FORSTER
                                          --------------------------------------
                                                    Fredric J. Forster
                                                         Director

                                               /s/  ROBERT M. DE KRUIF
                                          --------------------------------------
                                                    Robert M. De Kruif
                                                         Director

                                                  /s/  DAVID S. HANNAH
                                          --------------------------------------
                                                      David S. Hannah
                                                          Director

                                                  /s/  DELIA M. REYES
                                          --------------------------------------
                                                       Delia M. Reyes
                                                          Director

                                                /s/  CHARLES R. RINEHART
                                          --------------------------------------
                                                    Charles R. Rinehart
                                                          Director
                                                Principal Executive Officer

                                          --------------------------------------
                                                     Elizabeth Sanders
                                                         Director

                                                 /s/  ARTHUR W. SCHMUTZ
                                          --------------------------------------
                                                     Arthur W. Schmutz
                                                          Director

                                                /s/  WILLIAM D. SCHULTE
                                          --------------------------------------
                                                     William D. Schulte
                                                          Director

                                                  /s/  KEVIN M. TWOMEY
                                          --------------------------------------
                                                       Kevin M. Twomey
                                                Principal Financial Officer

                                                  /s/  GEORGE MIRANDA
                                          --------------------------------------
                                                       George Miranda
                                                Principal Accounting Officer

                         INDEX TO FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----
Independent Auditors' Report..........................................................  F-1
H. F. Ahmanson & Company and Subsidiaries (Consolidated):
  Consolidated Statements of Financial Condition as of December 31, 1994 and 1993.....  F-2
  Consolidated Statements of Operations for the years ended December 31, 1994, 1993 and 1992.........................................................................  F-3
  Consolidated Statements of Stockholders' Equity for the years ended December 31,
     1994, 1993 and 1992..............................................................  F-4
  Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1993 and 1992.........................................................................  F-5
  Notes to Consolidated Financial Statements..........................................  F-6

     All supplemental schedules are omitted as inapplicable or because the required information is included in the financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
H. F. Ahmanson & Company:

     We have audited the accompanying consolidated statements of financial condition of H. F. Ahmanson & Company and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of H. F. Ahmanson & Company and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles.

     As discussed in Note 1 to the Consolidated Financial Statements, the Company changed its methods of accounting for securities in 1993 and income taxes in 1992.

                                          KPMG PEAT MARWICK LLP

Los Angeles, California
January 24, 1995

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                           DECEMBER 31, 1994 AND 1993
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                     ASSETS

                                                                                  1994          1993
                                                                               -----------   -----------
Cash and amounts due from banks..............................................  $   782,678   $   843,944
Securities purchased under agreements to resell..............................      952,000     2,637,677
Other short-term investments.................................................      311,942        48,507
                                                                               -----------   -----------
          Total cash and cash equivalents....................................    2,046,620     3,530,128
Other investment securities held to maturity [market value $270,187
  (1994)]....................................................................      276,945            --
Other investment securities available for sale [amortized cost $10,670 (1994)
  and $11,186 (1993)]........................................................       10,117        11,524
Investment in stock of Federal Home Loan Bank (FHLB), at cost................      439,891       364,392
Mortgage-backed securities (MBS) held to maturity [market value $10,013,827
  (1994) and $4,148,131 (1993)]..............................................   10,339,864     4,064,128
MBS available for sale [amortized cost $2,539,504 (1994) and $2,818,401
  (1993)]....................................................................    2,449,556     2,855,869
Loans receivable less allowance for losses of $400,232 (1994) and $438,786
  (1993).....................................................................   35,992,566    37,529,079
Loans held for sale [market value $9,192 (1994) and $175,378 (1993)].........        9,179       175,289
Accrued interest receivable..................................................      212,947       166,848
Real estate held for development and investment (REI) less allowance for
  losses of $333,825 (1994) and $341,705 (1993)..............................      313,316       443,657
Real estate owned held for sale (REO) less allowance for losses of $44,726
  (1994) and $66,453 (1993)..................................................      161,948       179,862
Premises and equipment.......................................................      614,817       673,879
Goodwill and other intangible assets.........................................      468,542       428,444
Other assets.................................................................      314,853       399,403
Income taxes.................................................................       74,621        48,743
                                                                               -----------   -----------
                                                                               $53,725,782   $50,871,245
                                                                               ===========   ===========
                                              LIABILITIES
Deposits.....................................................................  $40,655,016   $38,018,653
Short-term borrowings under agreements to repurchase securities sold.........    2,253,805     4,807,767
Other short-term borrowings..................................................      100,000       169,854
FHLB and other borrowings....................................................    6,822,280     3,901,724
Other liabilities............................................................      930,080     1,024,216
                                                                               -----------   -----------
          Total liabilities..................................................   50,761,181    47,922,214
                                                                               -----------   -----------
                                          STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; authorized 10,000,000 shares:
  9.60% Series B, outstanding 3,500,000 shares; liquidation preference
     $175,000................................................................           35            35
  8.40% Series C, outstanding 780,000 shares; liquidation preference
     $195,000................................................................            8             8
  6% Cumulative Convertible Series D, outstanding 575,000 shares; liquidation
     preference $287,500.....................................................            6             6
Common stock, $.01 par value; authorized 220,000,000 shares:
  Outstanding 117,113,231 shares (1994) and 116,879,943 shares (1993) after
     deducting 307,295 shares (1994) and 277,704 shares (1993) in treasury...        1,171         1,169
Additional paid-in capital...................................................    1,235,788     1,231,831
Net unrealized gain (loss) on securities available for sale, net of taxes....      (52,440)       21,549
Retained earnings............................................................    1,781,093     1,697,113
                                                                               -----------   -----------
                                                                                 2,965,661     2,951,711
Unearned compensation........................................................       (1,060)       (2,680)
                                                                               -----------   -----------
          Total stockholders' equity.........................................    2,964,601     2,949,031
                                                                               -----------   -----------
                                                                               $53,725,782   $50,871,245
                                                                               ===========   ===========

                See Notes to Consolidated Financial Statements.

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                             1994            1993            1992
                                                                          ----------      ----------      ----------
Interest income:
  Interest on real estate loans........................................   $2,265,050      $2,623,139      $2,978,267
  Interest on MBS......................................................      686,390         278,908         336,517
  Interest and dividends on investments................................      143,935         101,375         114,195
                                                                          ----------      ----------      ----------
    Total interest income..............................................    3,095,375       3,003,422       3,428,979
                                                                          ----------      ----------      ----------
Interest expense:
  Deposits.............................................................    1,291,893       1,301,063       1,738,347
  Short-term borrowings................................................      182,721         112,171         122,073
  FHLB and other borrowings............................................      323,840         253,116         209,993
                                                                          ----------      ----------      ----------
    Total interest expense.............................................    1,798,454       1,666,350       2,070,413
                                                                          ----------      ----------      ----------
    Net interest income................................................    1,296,921       1,337,072       1,358,566
Provision for loan losses..............................................      176,557         574,970         367,366
                                                                          ----------      ----------      ----------
    Net interest income after provision for loan losses................    1,120,364         762,102         991,200
                                                                          ----------      ----------      ----------
Other income:
  Gain on sales of MBS.................................................        4,868          21,007          14,303
  Gain (loss) on sales of loans........................................      (21,036)         80,037          62,622
  Loan servicing income................................................       74,441          58,854          72,498
  Other fee income.....................................................      110,368         115,207         112,051
  Gain on sale of Illinois retail deposit branch system................      103,522              --              --
  Gain (loss) on sales of investment securities........................          202              --             (79)
  Other operating income...............................................       13,612          42,723           5,462
                                                                          ----------      ----------      ----------
                                                                             285,977         317,828         266,857
                                                                          ----------      ----------      ----------
Other expenses:
  Compensation and other employee expenses.............................      340,645         352,945         305,935
  Occupancy expenses...................................................      132,282         139,107         140,644
  Federal deposit insurance premiums and assessments...................      105,238          88,403          94,454
  Other general and administrative expenses............................      180,395         238,948         212,224
                                                                          ----------      ----------      ----------
    Total general and administrative expenses..........................      758,560         819,403         753,257
  Operations of REI....................................................       97,644         229,300          58,359
  Operations of REO....................................................       86,011         212,130         129,153
  Amortization of goodwill and other intangible assets.................       53,456          39,163          27,674
                                                                          ----------      ----------      ----------
                                                                             995,671       1,299,996         968,443
                                                                          ----------      ----------      ----------
Earnings (loss) before provision for income taxes (benefit),
  extraordinary loss and cumulative effect of accounting change........      410,670        (220,066)        289,614
Provision for income taxes (benefit)...................................      173,312         (82,034)        133,222
                                                                          ----------      ----------      ----------
Earnings (loss) before extraordinary loss and cumulative effect of
  accounting change....................................................      237,358        (138,032)        156,392
Extraordinary loss on early extinguishment of debt (net of applicable
  income tax benefit of $16,300).......................................           --         (21,607)             --
Cumulative effect of change in accounting for income taxes.............           --              --          47,677
                                                                          ----------      ----------      ----------
Net earnings (loss)....................................................   $  237,358      $ (159,639)     $  204,069
                                                                          ==========      ==========      ==========
Earnings (loss) per common share -- primary:
  Earnings (loss) before extraordinary loss and cumulative effect of
    accounting change..................................................   $     1.59      $    (1.51)     $     1.19
  Extraordinary loss on early extinguishment of debt...................           --           (0.18)             --
  Cumulative effect of change in accounting for income taxes...........           --              --            0.41
                                                                          ----------      ----------      ----------
  Net earnings (loss)..................................................   $     1.59      $    (1.69)     $     1.60
                                                                          ==========      ==========      ==========
Earnings (loss) per common share -- fully diluted:
  Earnings (loss) before extraordinary loss and cumulative effect of
    accounting change..................................................   $     1.58      $    (1.51)     $     1.19
  Extraordinary loss on early extinguishment of debt...................           --           (0.18)             --
  Cumulative effect of change in accounting for income taxes...........           --              --            0.41
                                                                          ----------      ----------      ----------
  Net earnings (loss)..................................................   $     1.58      $    (1.69)     $     1.60
                                                                          ==========      ==========      ==========

                See Notes to Consolidated Financial Statements.

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                                         NET
                                                                                     UNREALIZED
                                                                        ADDITIONAL   GAIN (LOSS)
                                                   PREFERRED  COMMON     PAID-IN         ON         RETAINED      UNEARNED
                                        TOTAL        STOCK    STOCK      CAPITAL     SECURITIES     EARNINGS    COMPENSATION
                                      ----------   ---------  ------    ----------   -----------   ----------   ------------
BALANCE, DECEMBER 31, 1991..........  $2,656,371      $35     $1,162    $  751,983     $     --    $1,909,921      $(6,730)
Net earnings........................     204,069       --         --            --           --       204,069           --
Dividends on Common Stock ($0.88 per
  share)............................    (102,305)      --         --            --           --      (102,305)          --
Dividends on Preferred Stock........     (16,800)      --         --            --           --       (16,800)          --
Restricted stock awards granted, net
  of cancellations..................        (477)      --          4         4,379           --            --       (4,860)
Unearned compensation amortized to
  expense...........................       3,033       --         --            --           --            --        3,033
Stock options exercised.............       1,164       --         --         1,164           --            --           --
Tax benefit from restricted stock
  awards and stock options..........         589       --         --           589           --            --           --
                                      ----------      ---     ------    ----------     --------    ----------      -------
BALANCE, DECEMBER 31, 1992..........   2,745,644       35      1,166       758,115           --     1,994,885       (8,557)
Net loss............................    (159,639)      --         --            --           --      (159,639)          --
Dividends on Common Stock ($0.88 per
  share)............................    (102,804)      --         --            --           --      (102,804)          --
Dividends on Preferred Stock........     (35,329)      --         --            --           --       (35,329)          --
Issuance of 780,000 shares of
  Preferred Stock, Series C.........     188,403        8         --       188,395           --            --           --
Issuance of 575,000 shares of
  Convertible Preferred Stock,
  Series D..........................     280,732        6         --       280,726           --            --           --
Unrealized gain on securities
  available for sale, net of tax
  effect of $16,257.................      21,549       --         --            --       21,549            --           --
Restricted stock awards granted, net
  of cancellations..................        (323)      --         --          (622)          --            --          299
Unearned compensation amortized to
  expense...........................       5,578       --         --            --           --            --        5,578
Stock options exercised.............       4,051       --          3         4,048           --            --           --
Tax benefits from restricted stock
  awards and stock options..........       1,169       --         --         1,169           --            --           --
                                      ----------      ---     ------    ----------     --------    ----------      -------
BALANCE, DECEMBER 31, 1993..........   2,949,031       49      1,169     1,231,831       21,549     1,697,113       (2,680)
Net earnings........................     237,358       --         --            --           --       237,358           --
Dividends on Common Stock ($0.88 per
  share)............................    (102,948)      --         --            --           --      (102,948)          --
Dividends on Preferred Stock........     (50,430)      --         --            --           --       (50,430)          --
Unrealized (loss) on securities
  available for sale, net of tax
  effect of $55,799.................     (73,989)      --         --            --      (73,989)           --           --
Restricted stock awards granted, net
  of cancellations..................        (332)      --         --          (504)          --            --          172
Unearned compensation amortized to
  expense...........................       1,448       --         --            --           --            --        1,448
Stock options exercised.............       3,554       --          2         3,552           --            --           --
Tax benefits from restricted stock
  awards and stock options..........         909       --         --           909           --            --           --
                                      ----------      ---     ------    ----------     --------    ----------      -------
BALANCE, DECEMBER 31, 1994..........  $2,964,601      $49     $1,171    $1,235,788     $(52,440)   $1,781,093      $(1,060)
                                      ==========      ===     ======    ==========     ========    ==========      =======

                See Notes to Consolidated Financial Statements.

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                 (IN THOUSANDS)

                                                                                        1994             1993            1992
                                                                                     -----------     ------------     -----------
Cash flows from operating activities:
  Net earnings (loss)..............................................................  $   237,358     $   (159,639)    $   204,069
  Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
    Interest capitalized on loans (negative amortization)..........................      (39,031)         (50,625)        (80,710)
    Amortization of deferred loan fees and interest................................      (43,103)         (39,174)        (24,445)
    Provision for losses on loans and real estate..................................      301,761          887,957         475,078
    Depreciation and amortization..................................................      112,454          116,402          92,400
    Extraordinary loss on early extinguishment of debt, net of taxes...............           --           21,607              --
    Cumulative effect of change in accounting for income taxes.....................           --               --         (47,677)
    Gain on sale of Illinois retail deposit branch system..........................     (103,522)              --              --
    (Increase) decrease in accrued interest receivable.............................      (46,099)          38,186          58,335
    FHLB stock dividends...........................................................      (20,609)         (12,895)         (5,439)
    Cash (gain) loss on sales of loans.............................................        2,687          (80,037)        (69,622)
    Increase in credit enhancement liability.......................................       18,350            6,755           7,000
    Cash gain on sales of MBS......................................................       (4,868)         (27,762)        (14,303)
    Cash gain on sale of servicing rights..........................................      (16,798)              --              --
    Proceeds from sales of loans originated for sale...............................      562,510        2,397,341       3,972,896
    Loans originated for sale......................................................     (350,729)      (2,156,143)     (3,543,846)
    Loans repurchased from investors...............................................      (74,110)        (266,688)       (109,723)
    Proceeds from loan origination fees............................................       20,660           62,842          77,501
    Loss on sales of real estate...................................................       23,033           71,621          40,283
    Provision for deferred income tax (benefit)....................................      (25,339)         (37,745)        (65,670)
    Increase (decrease) in other liabilities.......................................      119,263         (137,009)        (22,341)
    Other, net.....................................................................      (60,473)          26,823         118,086
                                                                                     -----------     ------------     -----------
        Net cash provided by operating activities..................................      613,395          661,817       1,061,872
                                                                                     -----------     ------------     -----------
Cash flows from investing activities:
  Proceeds from sales of MBS available for sale....................................      405,069          932,707         664,494
  Proceeds from sales of impaired loans and credit card portfolio..................      163,557          989,199              --
  Proceeds from sale of servicing rights...........................................       16,798               --              --
  Principal payments on loans......................................................    2,916,069        4,691,522       4,917,298
  Principal payments on MBS........................................................    1,180,403          881,894       1,083,450
  Loans originated for investment (net of refinances)..............................   (9,228,503)      (8,101,619)     (7,388,142)
  Loans purchased..................................................................       (4,748)      (1,062,447)         (4,362)
  MBS purchased....................................................................     (585,955)        (802,135)       (698,123)
  Proceeds from maturities of other investment securities..........................       56,259            1,730           2,527
  Proceeds from sales of other investment securities...............................        5,202               --          52,254
  Other investment securities purchased............................................     (337,571)          (6,052)             --
  Net (purchases) redemption of FHLB stock.........................................      (54,890)          48,616          40,190
  Proceeds from sales of REI.......................................................       82,973           86,288         242,259
  Proceeds from sales of REO.......................................................      328,756          453,318         315,970
  Additions to REI.................................................................      (47,955)         (83,650)       (283,759)
  Other, net.......................................................................      116,354          (56,180)        (73,635)
                                                                                     -----------     ------------     -----------
        Net cash used in investing activities......................................   (4,988,182)      (2,026,809)     (1,129,579)
                                                                                     -----------     ------------     -----------
Cash flows from financing activities:
  Net increase (decrease) in deposits..............................................    1,418,848       (1,651,128)     (1,140,176)
  Proceeds from deposits purchased.................................................    2,796,522        1,766,753       1,476,075
  Deposits sold....................................................................   (1,456,947)      (1,370,164)       (209,833)
  Net increase (decrease) in borrowings maturing in 90 days or less................   (2,626,779)       2,530,073       1,527,419
  Proceeds from other borrowings...................................................    4,533,716       16,204,071         977,329
  Repayment of other borrowings....................................................   (1,620,703)     (14,871,077)     (1,674,256)
  Net proceeds from issuance of Preferred Stock....................................           --          469,135              --
  Dividends to stockholders........................................................     (153,378)        (138,133)       (119,105)
                                                                                     -----------     ------------     -----------
        Net cash provided by financing activities..................................    2,891,279        2,939,530         837,453
                                                                                     -----------     ------------     -----------
Net increase (decrease) in cash and cash equivalents...............................   (1,483,508)       1,574,538         769,746
Cash and cash equivalents at beginning of year.....................................    3,530,128        1,955,590       1,185,844
                                                                                     -----------     ------------     -----------
Cash and cash equivalents at end of year...........................................  $ 2,046,620     $  3,530,128     $ 1,955,590
                                                                                     ===========     ============     ===========
Supplemental cash flow information:
  Interest paid on deposits........................................................  $ 1,284,749     $  1,294,170     $ 1,739,824
  Interest paid on borrowings......................................................      442,815          333,306         329,697
  Income tax payments, net of (refunds)............................................      107,327           (1,122)        201,085
Non-cash investing activities:
  Loans securitized into MBS.......................................................    7,123,693        3,951,920         223,870
  Additions to REO.................................................................      449,738          633,802         701,856
  Loans originated to sell REO.....................................................      103,071          313,090         116,035

                See Notes to Consolidated Financial Statements.

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1994, 1993 AND 1992

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation and Basis of Presentation

     H. F. Ahmanson & Company ("Ahmanson") is a holding company whose principal subsidiary, Home Savings of America, FSB ("Home Savings"), is engaged in banking operations. In addition, Ahmanson has other subsidiaries which are engaged primarily in related financial service activities, including loan servicing, securities and insurance brokerage, real estate mortgage origination and residential and commercial real estate development. The accompanying Consolidated Financial Statements include the accounts of Ahmanson and its subsidiaries (the "Company"). All of Ahmanson's subsidiaries are wholly-owned. All material intercompany balances and transactions have been eliminated in consolidation. Certain amounts in prior years' financial statements have been reclassified to conform to the current presentation.

  Cash and Cash Equivalents

     For purposes of the Consolidated Statements of Cash Flows, cash and cash equivalents include cash and amounts due from banks, interest-bearing deposits and highly liquid debt instruments purchased with a maturity of three months or less. Cash and cash equivalents are carried at cost.

     Home Savings is required by the Federal Reserve System to maintain non-interest earning cash reserves against certain of its transaction accounts. At December 31, 1994 the required reserves totaled $169.5 million.

  Accounting for Securities

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective December 31, 1993. SFAS No. 115 requires classification of debt and equity securities, including MBS, into one of three categories: held to maturity, available for sale or trading securities. Securities which the Company has the intent and ability to hold to maturity are recorded at amortized cost. Securities which the Company intends to hold for indefinite periods of time are classified as available for sale and are recorded at fair value, with any unrealized holding gains and losses, net of the tax effect, reported as a separate component of stockholders' equity. Should an other than temporary decline in the credit quality of a security classified as held to maturity or available for sale occur, the carrying value of such security would be written down to fair value by a charge to operations. Trading securities, which are purchased principally to sell in the near term, are recorded at fair value, with any unrealized gains and losses recorded as an adjustment to operations. The Company owned no trading securities during 1994.

     The Company's portfolio of MBS includes conventional single family mortgage loans originated by the Company and subsequently securitized into private placement mortgage pass-through securities and through the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC") and the Government National Mortgage Association ("GNMA"). The Company also purchases collateralized mortgage obligations ("CMOs") and other MBS.

     Interest income on MBS, including the amortization of discounts or premiums, is recognized using the interest method over the estimated lives of the MBS with adjustments based on prepayment experience either faster or slower than originally anticipated.

  Loans Receivable

     The Company is primarily an originator of monthly adjustable rate mortgage loans ("ARMs") for investment in its own loan portfolio. The Company designates certain loans it originates as held for sale,

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

                        DECEMBER 31, 1994, 1993 AND 1992

including most fixed rate loans. Loans held for sale are carried at the lower of aggregate cost or market value. The Company has the intent and ability to hold all other loans until maturity. Accordingly, these other loans are carried at cost, adjusted for unamortized discounts and loan fees.

     The Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," effective January 1, 1993, as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures." SFAS No. 114 does not apply to large groups of smaller balance homogeneous loans that are collectively evaluated for impairment. For the Company, loans collectively reviewed for impairment include all single family loans and performing multi-family and commercial and industrial real estate loans ("major loans") under $2 million, excluding loans which are individually reviewed based on specific criteria, such as delinquency, debt coverage, LTV ratio and condition of collateral property. The Company's impaired loans within the scope of SFAS No. 114 include nonaccrual major loans (excluding those collectively reviewed for impairment), troubled debt restructurings ("TDRs"), and performing major loans and major loans less than 90 days delinquent ("other impaired major loans") which the Company believes will be collected in full, but which the Company believes it is probable will not be collected in accordance with the contractual terms of the loans.

     Interest income on loans, including the recognition of discounts and loan fees, is accrued based on the outstanding principal amount of loans using the interest method. A loan is generally placed on nonaccrual status when the Company becomes aware that the borrower has entered bankruptcy proceedings and the loan is delinquent, or when the loan is past due 90 days as to either principal or interest. When a loan is placed on nonaccrual status, interest accrued but not received is reversed against interest income. Cash receipts on nonaccrual loans are used to reduce principal balances rather than being included in interest income. A nonaccrual loan may be restored to accrual basis when delinquent loan payments are collected and the loan is expected to perform according to its contractual terms. The Company considers a loan to be impaired when, based upon current information and events, it believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company continues to accrue interest on TDRs and other impaired major loans since full payment of principal and interest is expected and such loans are performing or less than 90 days delinquent and therefore do not meet the criteria for nonaccrual status.

     The Company bases the measurement of loan impairment on the fair value of the loans' collateral properties in accordance with SFAS No. 114. Impairment losses are included in the allowance for loan losses through a charge to provision for loan losses. Adjustments to impairment losses due to changes in the fair value of impaired loans' collateral properties are included in provision for loan losses. Upon disposition of an impaired loan, any related valuation allowance is charged off from the allowance for loan losses.

  Loan Fees

     Loan fees charged to borrowers together with certain direct costs of loan origination are deferred and amortized as an adjustment to the yield (interest income) on loans over their lives using the interest method.

  Allowance for Loan Losses

     The allowance for loan losses is maintained by additions charged to operations as provision for loan losses and by loan recoveries, with actual losses charged as reductions to the allowance. The Company's process for evaluating the adequacy of the allowance for loan losses has three basic elements: first, the identification of impaired loans; second, the establishment of appropriate loan loss allowances once individual specific impaired loans are identified; and third, a methodology for estimating loan losses based on the inherent risk in the remainder of the loan portfolio.

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

                        DECEMBER 31, 1994, 1993 AND 1992

     The identification of impaired loans is achieved mainly through individual review of all major loans over $2 million and certain major loans under $2 million. Loss allowances are established for specifically identified impaired loans based on the fair value of the underlying collateral property.

     The allowance for loan losses also includes estimates based upon consideration of actual loss experience for loans during the past several years by loan type, year of origination, delinquency statistics, condition of collateral property and projected economic conditions and other trends. Based upon this process, consideration of the current economic environment and other factors, management determines what it considers to be an appropriate allowance for loan losses. Although the Company believes it has a sound basis for this estimation, actual charge-offs incurred in the future are highly dependent upon future events, including the economies of the areas in which the Company lends.

  Gain on Sales of Loans and MBS

     When loans or MBS are sold, a gain or loss is recognized to the extent that the sales proceeds differ from the net carrying value of the loans or MBS. In transactions that involve sales of loans or MBS that are backed by loans originated by the Company, the Company generally continues to collect payments on the loans as they become due and otherwise to service the loans. The Company pays the purchaser a negotiated interest rate, which may be different from the interest rate that the borrower pays. The difference, if any (the "retained loan yield"), is retained by the Company and a normal servicing fee is recognized as income over the estimated life of the loan. The present value of the retained loan yield on sales of loans and MBS is computed with highly conservative assumptions. Thus, any gain or loss recorded is determined by primarily the cash amount received, less estimated liability under credit enhancements provided by the Company, if any.

     The present value of retained loan yield on loans sold is being amortized using the interest method over the estimated lives of the loans, with adjustments based on prepayment experience faster than originally anticipated.

  Derivative Financial Instruments

     The Company utilizes certain off-balance sheet financial instruments, including forward sales of and options to sell loans and MBS to help manage its interest rate exposure with respect to fixed rate loans (or loans with certain periods at a fixed rate) in its portfolio and in its loan origination pipeline, and interest rate swaps to manage interest rates, duration and other credit and market risks. The Company does not hold or issue derivative financial instruments for trading purposes.

     The fair value of forward sales of and options to sell loans and MBS are adjusted monthly, with the related gains and losses recognized as interest income or expense. The fair values of the Company's forward sales and options at December 31, 1994 and 1993 were not material. Interest income or expense resulting from interest rate swaps is recorded as an adjustment to the interest income of the hedged asset. Gains or losses on the early termination of a swap agreement, or when the swap agreement remains in effect but the Company assigns its rights and obligations to a third party, are amortized over the remaining term of the original swap agreement when the underlying assets still exist. Otherwise, such gains and losses are immediately expensed or recorded as income based on the fair value of the open swap positions.

  Accounting for Real Estate

     REI is real estate held for development and investment. The period of development and sale of these properties depends on economic and other conditions and may extend over several years. REI is carried at the lower of cost or net realizable value ("NRV"). NRV is the estimated selling price when the real estate is

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

                        DECEMBER 31, 1994, 1993 AND 1992

eventually liquidated, less estimated costs to complete the development and the costs to hold and dispose of the property. In computing NRV, interest holding costs are based on the Company's cost of funds. An allowance for losses on REI is established or adjusted to reflect declines in NRV below the cost or net book value of the assets through a charge to REI operations. Improvements and holding costs (including the cost of funds invested in REI, if appropriate) are capitalized during construction.

     REO is real estate acquired through foreclosure or in settlement of loans. All REO is held for prompt and orderly sale and is not held for development or investment. REO is initially recorded at fair value. Fair value is the amount of cash that the property would yield in a current sale between a willing buyer and a willing seller. Initial write-downs are charged to the allowance for loan losses. In addition, an allowance for losses on REO is established for estimated disposition costs at the time of acquisition. An additional allowance for losses on REO is recorded if there is a further deterioration in fair value or an increase in estimated disposition costs after acquisition. Operating costs are expensed as incurred.

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

  Premises and Equipment

     Assets are depreciated by use of various methods (primarily the straight-line method) over the estimated useful lives of the respective classes of assets. Leasehold improvements are amortized over the lesser of the terms of the leases or the useful lives of the improvements. Maintenance and repairs are charged to expense in the year incurred. Material improvements are capitalized. The cost and accumulated depreciation relating to assets retired or otherwise disposed of are eliminated from the accounts, and any resulting gains or losses are credited or charged to operations.

  Goodwill and Other Intangible Assets

     From 1981 through 1988, Home Savings acquired savings institutions in Texas, Florida, Missouri, Illinois, Ohio and New York. The acquisitions were accounted for as purchases and, accordingly, all assets and liabilities acquired were adjusted to and recorded at their estimated fair values as of the acquisition dates. The excess of the fair value of the liabilities assumed and the cash consideration paid over the fair value of the assets acquired in connection with these acquisitions originally aggregated $716.9 million and has been included in "Goodwill and Other Intangible Assets" in the accompanying Consolidated Statements of Financial Condition. Approximately $344.7 million is being amortized straight-line over 40 years, $53.6 million over 25 years, $164.5 million over 20 years, $37.2 million over 15 years and $5.9 million over 10 years. The balance of $111.0 million is being amortized over the estimated remaining lives of the acquired interest-earning assets. The Company reduced its goodwill balance in the fourth quarter of 1994 by $25.6 million related to the sale of the Company's Illinois retail branches and deposits. The unamortized goodwill on these acquisitions aggregated $325.6 million at December 31, 1994.

     The Company has also acquired various savings institutions or deposits in California. Approximately $16.6 million of the goodwill on these California acquisitions is being amortized on a straight-line basis over 40 years and $58.5 million over 15 years. The remainder of $11.1 million, which relates to acquisitions in 1970 and earlier, is not being amortized, consistent with the accounting guidelines at that time. The unamortized goodwill on these California acquisitions aggregated $78.3 million at December 31, 1994.

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

                        DECEMBER 31, 1994, 1993 AND 1992

     The Company assesses the recoverability of goodwill by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation.

     From 1991 through 1994, the Company purchased certain deposits from other financial institutions, including amounts which represent the portion of the purchase price attributable to the fair value of the depositor relationships acquired. This "core" deposit premium is being amortized over periods up to 10 years. At December 31, 1994, the unamortized core deposit premium was $64.6 million.

  Postretirement Benefits

     The Company adopted SFAS No. 106, "Employers' Accounting for Post Retirement Benefits Other Than Pensions" effective January 1, 1993. The principal effect of SFAS No. 106 is to require accrual, during the years employees render service to earn the benefits, of the expected cost of providing the benefits to the employees, their beneficiaries and covered dependents. The Company elected to adopt SFAS No. 106 recognizing the accumulated postretirement benefit obligation (the "transition obligation"), which was approximately $16 million at January 1, 1993, over a 20-year transition period.

  Income Taxes

     Effective January 1, 1992, the Company adopted SFAS No. 109, "Accounting for Income Taxes," and has reported the cumulative effect of the change in the method of accounting for income taxes as an increase in 1992 net earnings in the accompanying Consolidated Statements of Operations. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in net earnings in the period that includes the enactment date.

(2) INVESTMENT SECURITIES

     The Company purchases securities under agreements to resell. At December 31, 1994 these agreements matured within 30 days.

     Securities purchased under agreements to resell averaged $2.3 billion, $2.1 billion and $2.3 billion during 1994, 1993 and 1992, respectively, and the maximum amounts outstanding at any month-end during 1994, 1993 and 1992 were $2.6 billion, $2.8 billion and $1.1 billion, respectively.

     Repurchase agreements are subject to certain risks. Although the Company employs certain procedures which it believes reduce the risks of repurchase agreements, there is no assurance that the Company would be able to obtain the purchased securities in the event that a broker-dealer fails to perform its obligations under a repurchase agreement.

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

                        DECEMBER 31, 1994, 1993 AND 1992

     Amounts outstanding with individual brokers at December 31, 1994 which exceeded ten percent of stockholders' equity were:

                                                                           MARKET VALUE OF THE
                                                                           PLEDGED SECURITIES
                                                BOOK VALUE,   ---------------------------------------------
                                     WEIGHTED    INCLUDING                OTHER                    U.S.
                                     AVERAGE      ACCRUED               MARKETABLE    WHOLE     GOVERNMENT
           SELLING PARTY             MATURITY    INTEREST       MBS     SECURITIES    LOANS     OBLIGATIONS
           -------------             --------   -----------   -------   ----------   --------   -----------
                                                                  (DOLLARS IN THOUSANDS)
Lehman Government Securities,
  Inc. ............................   3 days      $380,153    $51,633     $80,967    $     --     $255,000
Bear, Stearns & Co., Inc. .........  17 days       501,482         --          --     552,800           --

     In the first quarter of 1994 the Company entered into two amortizing interest rate swap agreements to manage the market risks associated with the repurchase agreements secured by whole loans. The Company pays interest based on the 1-month London Interbank Offered Rate ("LIBOR") and receives interest at a weighted average fixed coupon rate of 5.74%. Monthly changes in LIBOR are used to calculate the amortization of the notional amounts. The original notional amounts totaled $210.0 million, of which $136.0 million was outstanding at December 31, 1994. The swaps are scheduled to mature in June 1998 and February 1999.

     Other investment securities held to maturity at December 31, 1994 are summarized below. There were no other investment securities held to maturity at December 31, 1993.

                                                                  DECEMBER 31, 1994
                                                    ---------------------------------------------
                                                                 GROSS        GROSS
                                                    AMORTIZED  UNREALIZED   UNREALIZED    MARKET
                                                      COST       GAINS        LOSSES      VALUE
                                                    --------   ----------   ----------   --------
                                                                   (IN THOUSANDS)
    United States government and federal agency
      obligations.................................  $276,939      $ --       $(6,758)    $270,181
    Industrial and other obligations..............         6        --            --            6
                                                    --------      ----       -------     --------
                                                    $276,945      $ --       $(6,758)    $270,187
                                                    ========      ====       =======     ========

     Other investment securities available for sale at December 31, 1994 and 1993 were as follows:

                                               DECEMBER 31, 1994                               DECEMBER 31, 1993
                                 ---------------------------------------------   ---------------------------------------------
                                               GROSS        GROSS                              GROSS        GROSS
                                 AMORTIZED   UNREALIZED   UNREALIZED   MARKET    AMORTIZED   UNREALIZED   UNREALIZED   MARKET
                                   COST        GAINS        LOSSES      VALUE      COST        GAINS        LOSSES      VALUE
                                 ---------   ----------   ----------   -------   ---------   ----------   ----------   -------
                                                                        (IN THOUSANDS)
United States government and
  federal agency obligations...   $ 2,477        $14         $ (14)    $ 2,477    $ 5,133       $500         $(128)    $ 5,505
Marketable equity securities...     8,193         --          (553)      7,640      6,053         --           (34)      6,019
                                  -------        ---         -----     -------    -------       ----         -----     -------
                                  $10,670        $14         $(567)    $10,117    $11,186       $500         $(162)    $11,524
                                  =======        ===         =====     =======    =======       ====         =====     =======

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

                        DECEMBER 31, 1994, 1993 AND 1992

     The contractual maturities of all debt securities owned at December 31, 1994 were as follows:

                                                   HELD TO MATURITY         AVAILABLE FOR SALE
                                                ----------------------     --------------------
                                                AMORTIZED      MARKET      AMORTIZED     MARKET
                                                  COST         VALUE         COST        VALUE
                                                ---------     --------     ---------     ------
                                                                (IN THOUSANDS)
    One year or less..........................   $      6     $      6       $2,464      $2,450
    After one year through five years.........    276,939      270,181           --          --
    After five years through ten years........         --           --           13          27
                                                 --------     --------       ------      ------
                                                 $276,945     $270,187       $2,477      $2,477
                                                 ========     ========       ======      ======

     The following table represents proceeds from sales of debt securities and gross realized gains and losses on such sales for the periods indicated:

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1994       1993       1992
                                                              ------     ------     -------
                                                                     (IN THOUSANDS)
    Proceeds from sales.....................................  $5,147      $ --      $42,885
                                                              ======      ====      =======
    Gross realized gains....................................  $  147      $ --      $   261
    Gross realized losses...................................      --        --         (594)
                                                              ------      ----      -------
      Net gains (losses)....................................  $  147      $ --      $  (333)
                                                              ======      ====      =======

     Interest and dividends on investments are summarized as follows:

                                                               YEARS ENDED DECEMBER 31,
                                                          ----------------------------------
                                                            1994         1993         1992
                                                          --------     --------     --------
                                                                    (IN THOUSANDS)
    Interest on securities purchased under agreements
      to resell.......................................... $102,824     $ 74,559     $ 94,899
    Interest on other short-term and other investment
      securities.........................................   20,080       12,814        8,387
    Dividends on FHLB stock..............................   20,677       13,907       10,491
    Dividends on other investment securities.............      354           95          418
                                                          --------     --------     --------
                                                          $143,935     $101,375     $114,195
                                                          ========     ========     ========

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

                        DECEMBER 31, 1994, 1993 AND 1992

(3) LOANS, MBS, SALES AND SERVICING ACTIVITIES

  Portfolio Composition

     The loan and MBS portfolio is summarized as follows:

                                                                       DECEMBER 31,
                                                                ---------------------------
                                                                   1994            1993
                                                                -----------     -----------
                                                                      (IN THOUSANDS)
    Real estate mortgage loans:
      Single family (1-4 units)...............................  $26,075,581     $28,587,900
      Multi-family (5 units and over).........................    8,518,510       7,219,708
      Commercial and industrial...............................    1,734,793       2,012,307
                                                                -----------     -----------
                                                                 36,328,884      37,819,915
    Other loans...............................................      124,922         259,354
    Deferred loan fees and interest...........................      (55,161)        (89,746)
    Unearned discounts on loans...............................       (5,847)        (21,658)
    Allowance for loan losses.................................     (400,232)       (438,786)
                                                                -----------     -----------
              Loans receivable................................   35,992,566      37,529,079
    Loans held for sale, less deferred loan fees of $23 (1994)
      and $1,213 (1993).......................................        9,179         175,289
    MBS held to maturity, less discount of $24,698 (1994) and
      $8,078 (1993)...........................................   10,339,864       4,064,128
    MBS available for sale, including premium (discount) of
      $(2,119) (1994) and $6,013 (1993).......................    2,449,556       2,855,869
                                                                -----------     -----------
              Total loans receivable and MBS..................  $48,791,165     $44,624,365
                                                                ===========     ===========

     As of December 31, 1994 the Company was committed to fund ARM loans amounting to $769.0 million and fixed rate mortgage loans amounting to $3.2 million. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness and the value of the underlying collateral property on a case-by-case basis. The amount of collateral obtained by the Company upon extension of credit is based on management's credit evaluation of the counterparty.

     The weighted average yield on the Company's loan and MBS portfolio at December 31, 1994 and 1993, computed after giving effect to amortization of deferred loan fees and interest, discounts and premiums and effect of hedging, was 6.71% and 6.50%, respectively.

     During 1994 and 1993 the Company securitized a total of $3.6 billion and $3.4 billion, respectively, in unpaid principal amounts of loans it originated into private placement MBS of equal value. In addition, the Company securitized various conventional single family mortgages into government agency securities of equal value. The unpaid principal amount of loans securitized into FNMA and FHLMC securities in 1994 was $3.5 billion and in 1993 was $496.5 million. The Company has the intent and ability to hold these MBS to maturity. Such MBS increase the Company's ability to access collateralized borrowings. The credit risk on all MBS securitized by the Company is provided for in the allowance for loan losses.

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

                        DECEMBER 31, 1994, 1993 AND 1992

     The MBS owned by the Company and classified as held to maturity at December 31, 1994 and 1993 were as follows:

                                              DECEMBER 31, 1994                                  DECEMBER 31, 1993
                               ------------------------------------------------   -----------------------------------------------
                                              GROSS       GROSS                                  GROSS       GROSS
                                AMORTIZED   UNREALIZED  UNREALIZED    MARKET       AMORTIZED   UNREALIZED  UNREALIZED    MARKET
                                  COST        GAINS       LOSSES       VALUE         COST        GAINS       LOSSES      VALUE
                               -----------  ----------  ----------  -----------   -----------  ----------  ----------  ----------
                                                                         (IN THOUSANDS)
FNMA.......................... $ 3,440,641     $84      $(136,607)  $ 3,304,118    $    9,771    $    --     $  (196)  $    9,575
GNMA..........................       1,352      --            (37)        1,315         1,838        127          --        1,965
Mortgage pass-through
  securities..................   6,351,786      --       (144,559)    6,207,227     3,552,588     90,200        (513)   3,642,275
CMOs..........................     546,085      --        (44,918)      501,167       499,931         --      (5,615)     494,316
                               -----------      --      ---------   -----------    ----------    -------     -------   ----------
                               $10,339,864     $84      $(326,121)  $10,013,827    $4,064,128    $90,327     $(6,324)  $4,148,131
                               ===========     ===      =========   ===========    ==========    =======     =======   ==========

     The MBS available for sale by the Company at December 31, 1994 and 1993 consisted of the following:

                                               DECEMBER 31, 1994                                DECEMBER 31, 1993
                                 ----------------------------------------------   ----------------------------------------------
                                               GROSS       GROSS                                GROSS       GROSS
                                 AMORTIZED   UNREALIZED  UNREALIZED    MARKET     AMORTIZED   UNREALIZED  UNREALIZED    MARKET
                                    COST       GAINS       LOSSES      VALUE         COST       GAINS       LOSSES      VALUE
                                 ----------  ----------  ----------  ----------   ----------  ----------  ----------  ----------
                                                                         (IN THOUSANDS)
FNMA............................ $1,568,694     $21       $(47,318)  $1,521,397   $1,848,443    $22,146     $   (41)  $1,870,548
GNMA............................     14,227      53           (362)      13,918       17,238      1,013          --       18,251
FHLMC...........................    708,838      --        (25,938)     682,900      643,518     15,327          (4)     658,841
CMOs............................    247,745      --        (16,404)     231,341      309,202         --        (973)     308,229
                                 ----------     ---       --------   ----------   ----------    -------     -------   ----------
                                 $2,539,504     $74       $(90,022)  $2,449,556   $2,818,401    $38,486     $(1,018)  $2,855,869
                                 ==========     ===       ========   ==========   ==========    =======     =======   ==========

     The contractual maturities of all MBS at December 31, 1994 were as follows:

                                            MBS HELD TO MATURITY        MBS AVAILABLE FOR SALE
                                          -------------------------     -----------------------
                                           AMORTIZED      MARKET        AMORTIZED      MARKET
                                             COST          VALUE           COST        VALUE
                                          -----------   -----------     ----------   ----------
                                                             (IN THOUSANDS)
    One year or less....................  $    22,839   $    20,232     $       --   $       --
    After one year through five years...      359,602       327,752        247,746      231,341
    After five years through ten
      years.............................      116,133       106,937          6,540        6,506
    After ten years.....................    9,841,290     9,558,906      2,285,218    2,211,709
                                          -----------   -----------     ----------   ----------
                                          $10,339,864   $10,013,827     $2,539,504   $2,449,556
                                          ===========   ===========     ==========   ==========

     From 1991 through late 1993, the Company originated loans with a fixed interest rate for five years after which the loans adjust monthly based on the monthly cost of funds index of the Eleventh District of the FHLB ("COFI"). In conjunction with the origination of these loans and as part of the Company's asset and liability management, Home Savings entered into a series of interest rate swap agreements that effectively caused the interest rate on these loans to change monthly during the fixed interest rate period based on COFI. The swap agreements, which are with the FHLB of San Francisco and certain national banking firms, provide mutual payment of interest on the outstanding notional amount of the swaps. The notional amounts are used to calculate the mutual interest payments and do not represent exposure to credit loss. In accordance with the swap contracts, the Company pays a fixed rate of interest and receives a variable rate based on COFI. The Company addresses any credit risk associated with the variable rate payments from the counterparties by evaluating their creditworthiness and by monitoring limits and positions.

     In 1994, 1993 and 1992 interest income was decreased by $43.8 million, $71.2 million and $26.2 million, respectively, as a result of these swap agreements. Such amount in 1993 included the establishment of a

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

                        DECEMBER 31, 1994, 1993 AND 1992

$17.8 million allowance for the anticipated assignment to a third party of the Company's rights and obligations under interest rate swap agreements based on the faster than expected prepayment of related hedged loans.

     The total unpaid principal amount of the hedged loans related to these interest rate swaps was $1.45 billion at December 31, 1994. A summary of the activity for the notional amounts of these interest rate swaps for the years 1994, 1993 and 1992 is as follows:

                                                             YEARS ENDED DECEMBER 31,
                                                     ----------------------------------------
                                                        1994           1993           1992
                                                     ----------     ----------     ----------
                                                                  (IN THOUSANDS)
    Beginning balance..............................  $1,982,350     $1,939,450     $  923,500
      New agreements...............................          --        145,500      1,015,950
      Rights and obligations assigned to a third
         party.....................................    (283,450)            --             --
      Expired agreements...........................    (254,080)      (102,600)            --
                                                     ----------     ----------     ----------
    Ending balance.................................  $1,444,820     $1,982,350     $1,939,450
                                                     ==========     ==========     ==========

     The interest rate swap agreements outstanding at December 31, 1994 have the following maturities:

                                                                        WEIGHTED AVERAGE INTEREST
                                                                                  RATE
                                                                      -----------------------------
                                                      NOTIONAL        FIXED RATE      VARIABLE RATE
                                                       AMOUNT            PAID          RECEIVED(1)
                                                   --------------     ----------      -------------
                                                   (IN THOUSANDS)
    1995.........................................    $  200,960          6.80%             4.19%
    1996.........................................       731,760          7.18              4.19
    1997.........................................       447,850          6.71              4.19
    1998.........................................        64,250          5.61              4.19
                                                     ----------
              Total..............................    $1,444,820          6.91              4.19
                                                     ==========

---------------

(1) COFI for October 1994.

  Credit Risk and Concentration

     The Company's primary lending business has been to originate residential single family loans in 12 states throughout the United States, primarily in California. In addition, the Company originates loans on multi-family structures and in the past has originated loans on commercial and industrial real estate properties. The Company has not originated residential loans secured by multi-family structures located in states other than California since July 1990 and in December 1988 discontinued originating new commercial and industrial real estate loans. The Company's major loans entail additional risks as compared to residential loans secured by existing single family structures. Set forth below is a table which summarizes the Company's gross mortgage

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

                        DECEMBER 31, 1994, 1993 AND 1992

portfolio and nonaccrual loans as a percentage of the gross mortgage portfolio by state and property type at December 31, 1994:

                                                                                 COMMERCIAL AND
                       SINGLE FAMILY PROPERTIES   MULTI-FAMILY PROPERTIES     INDUSTRIAL PROPERTIES             TOTAL
                       ------------------------   ------------------------   -----------------------   ------------------------
                          GROSS                     GROSS                      GROSS                      GROSS
                        MORTGAGE     NONACCRUAL    MORTGAGE     NONACCRUAL    MORTGAGE    NONACCRUAL    MORTGAGE     NONACCRUAL
        STATE           PORTFOLIO    LOAN RATIO   PORTFOLIO     LOAN RATIO   PORTFOLIO    LOAN RATIO    PORTFOLIO    LOAN RATIO
        -----          -----------   ----------   ----------    ----------   ----------   ----------   -----------   ----------
                                                                (DOLLARS IN THOUSANDS)
California...........  $27,557,445      1.63%     $7,798,054       0.83%     $1,264,360       2.23%    $36,619,859      1.48%
Florida..............    2,855,649      0.99          20,765         --           6,546      11.03       2,882,960      1.00
New York.............    2,124,463      1.66         288,559       1.09         214,938       1.59       2,627,960      1.59
Illinois.............    1,883,420      0.70         111,253       0.48          18,267      29.06       2,012,940      0.95
Texas................    1,028,008      0.57          78,451         --          41,017         --       1,147,476      0.51
Other................    3,414,061      1.06         262,232       0.49         189,665       2.50       3,865,958      1.09
                       -----------                ----------                 ----------                -----------
                       $38,863,046      1.46      $8,559,314       0.82      $1,734,793       2.44     $49,157,153      1.39
                       ===========                ==========                 ==========                ===========

  Allowance for Loan Losses

     The changes in the allowance for loan losses are summarized as follows:

                                                            YEARS ENDED DECEMBER 31,
                                                      -------------------------------------
                                                        1994          1993          1992
                                                      ---------     ---------     ---------
                                                                 (IN THOUSANDS)
    Beginning balance...............................  $ 438,786     $ 434,114     $ 303,804
      Provision for loan losses.....................    176,557       574,970       367,366
      Allowance for loan losses on loans
         purchased..................................         --        20,365            --
      Charge-offs...................................   (252,734)     (623,735)     (255,493)
      Recoveries....................................     37,623        33,072        18,437
                                                      ---------     ---------     ---------
    Ending balance..................................  $ 400,232     $ 438,786     $ 434,114
                                                      =========     =========     =========

  Nonaccrual Loans, TDRs and Other Impaired Major Loans

     The following is a summary of nonaccrual loans, TDRs and other impaired major loans:

                                                                   DECEMBER 31,
                                                      --------------------------------------
                                                        1994          1993           1992
                                                      --------     ----------     ----------
                                                                  (IN THOUSANDS)
    Nonaccrual loans................................  $681,026     $  780,400     $1,768,362
    TDRs............................................   121,365        100,751         61,400
    Other impaired major loans......................    12,158        391,044             --
                                                      --------     ----------     ----------
              Total.................................  $814,549     $1,272,195     $1,829,762
                                                      ========     ==========     ==========

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

                        DECEMBER 31, 1994, 1993 AND 1992

     At December 31, 1994 and 1993 impaired loans recognized in accordance with SFAS No. 114, and the related specific loan loss allowances, were as follows:

                                                                    DECEMBER 31,
                                      -------------------------------------------------------------------------
                                                     1994                                  1993
                                      -----------------------------------   -----------------------------------
                                                   ALLOWANCE                             ALLOWANCE
                                       RECORDED       FOR         NET        RECORDED       FOR         NET
                                      INVESTMENT    LOSSES     INVESTMENT   INVESTMENT    LOSSES     INVESTMENT
                                      ----------   ---------   ----------   ----------   ---------   ----------
                                                                   (IN THOUSANDS)
Nonaccrual loans:
  With specific allowances..........    $ 55,969    $19,342      $ 36,627     $125,612    $40,635      $ 84,977
  Without specific allowances.......      34,314         --        34,314       87,673         --        87,673
                                        --------    -------      --------     --------    -------      --------
                                          90,283     19,342        70,941      213,285     40,635       172,650
                                        --------    -------      --------     --------    -------      --------
TDRs:
  With specific allowances..........      35,123      7,799        27,324       40,461      4,173        36,288
  Without specific allowances.......      94,041         --        94,041       64,463         --        64,463
                                        --------    -------      --------     --------    -------      --------
                                         129,164      7,799       121,365      104,924      4,173       100,751
                                        --------    -------      --------     --------    -------      --------
Other impaired major loans:
  With specific allowances..........       9,816      2,751         7,065      387,257     36,462       350,795
  Without specific allowances.......       5,093         --         5,093       40,249         --        40,249
                                        --------    -------      --------     --------    -------      --------
                                          14,909      2,751        12,158      427,506     36,462       391,044
                                        --------    -------      --------     --------    -------      --------
     Total impaired loans...........    $234,356    $29,892      $204,464     $745,715    $81,270      $664,445
                                        ========    =======      ========     ========    =======      ========

     The average net recorded investment in impaired loans for the years ended December 31, 1994 and 1993 was $415 million and $741 million, respectively. Interest income of $6.2 million for 1994 and $29.2 million for 1993 was recognized on impaired loans during the period of impairment.

     Loans in nonaccrual status as of December 31, 1994, 1993 and 1992 had interest due but not recognized of approximately $39 million, $65 million and $134 million, respectively. Net interest forgone related to TDRs totaled $0.1 million, $0.2 million and $0.9 million in 1994, 1993 and 1992, respectively. Interest income recorded on TDRs for 1994 and 1993 was $4.7 million and $5.0 million, respectively. The Company has no commitments to lend additional funds to borrowers whose loans were classified as TDRs.

  Sales and Servicing Activities

     The proceeds from sales of MBS during 1994, 1993 and 1992 were $405.1 million, $932.7 million and $664.5 million, respectively. Such sales generated gross gains of $4.9 million in 1994, $27.8 million in 1993 and $14.3 million in 1992.

     The changes to the present value of retained yield on loans and MBS sold, which is included in "Other assets," are as follows:

                                                              YEARS ENDED DECEMBER 31,
                                                          ---------------------------------
                                                           1994         1993         1992
                                                          -------     --------     --------
                                                                   (IN THOUSANDS)
    Beginning balance.................................... $75,180     $105,354     $135,388
      Amortization....................................... (17,368)     (30,174)     (30,034)
                                                          -------     --------     --------
    Ending balance....................................... $57,812     $ 75,180     $105,354
                                                          =======     ========     ========

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

                        DECEMBER 31, 1994, 1993 AND 1992

     The Company has sold certain loans and MBS with different types of credit enhancement features. The unpaid principal balance of loans and MBS sold with various credit enhancement features at December 31, 1994 and 1993 was $4.2 billion and $4.6 billion, respectively. The maximum exposure under the Company's credit enhancement obligations at December 31, 1994 was approximately $1.5 billion. Approximately $1.3 billion of this exposure is associated with $1.3 billion of loans sold to FHLMC on which the Company is obligated to absorb all losses associated with foreclosures. An additional $241.7 million in exposure under credit enhancement obligations relates to loans totaling $2.9 billion. Losses incurred by the Company on its credit enhancement obligations totaled $9.5 million, $51.4 million and $28.3 million in 1994, 1993 and 1992, respectively. The Company does not believe that its credit enhancement obligations subject it to material risk of loss in the future. At December 31, 1994 the total allowance for credit enhancement obligations included in "Other liabilities" was $25.1 million.

     At December 31, 1994, 1993 and 1992 the Company was engaged in servicing for investors $11.3 billion, $15.0 billion and $16.6 billion, respectively, in unpaid principal amount of loan participations, whole loans and mortgage pass-through securities.

     Set forth below is a summary by year of the components of loan servicing income:

                                                              YEARS ENDED DECEMBER 31,
                                                         ----------------------------------
                                                           1994         1993         1992
                                                         --------     --------     --------
                                                                   (IN THOUSANDS)
    Gross servicing income.............................  $ 92,608     $108,857     $126,775
    Federal agency guarantee and other fees............   (17,597)     (19,829)     (24,243)
    Amortization of the present value of retained yield
      on loans sold....................................   (17,368)     (30,174)     (30,034)
    Gain on sale of servicing rights...................    16,798           --           --
                                                         --------     --------     --------
      Loan servicing income............................  $ 74,441     $ 58,854     $ 72,498
                                                         ========     ========     ========

     In December 1994, the Company sold servicing rights related to $2.0 billion of fixed-rate single family loans serviced for investors for a gain of $16.8 million.

(4) ACCRUED INTEREST RECEIVABLE

     Accrued interest receivable is summarized as follows:

                                                                         DECEMBER 31,
                                                                     ---------------------
                                                                       1994         1993
                                                                     --------     --------
                                                                        (IN THOUSANDS)
    Interest on:
      Securities purchased under agreements to resell..............  $  1,660     $  3,851
      Investment securities........................................     6,171          159
      MBS..........................................................    62,331       31,317
      Loans receivable.............................................   142,785      131,521
                                                                     --------     --------
                                                                     $212,947     $166,848
                                                                     ========     ========

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

                        DECEMBER 31, 1994, 1993 AND 1992

(5) OPERATIONS OF REAL ESTATE

  REI

     Included in other expenses are operations of REI, summarized as follows:

                                                             YEARS ENDED DECEMBER 31,
                                                        -----------------------------------
                                                          1994         1993          1992
                                                        --------     ---------     --------
                                                                  (IN THOUSANDS)
    Net gain (loss) on sales..........................  $ (5,327)    $  (6,777)    $  9,335
    Provision for losses..............................   (86,080)     (207,944)     (50,049)
    Net operating expense.............................    (6,237)      (14,579)     (17,645)
                                                        --------     ---------     --------
      Total loss......................................  $(97,644)    $(229,300)    $(58,359)
                                                        ========     =========     ========

     The changes in the allowance for losses on REI are summarized as follows:

                                                              YEARS ENDED DECEMBER 31,
                                                         ----------------------------------
                                                           1994         1993         1992
                                                         --------     --------     --------
                                                                   (IN THOUSANDS)
    Beginning balance..................................  $341,705     $154,743     $136,181
      Provision for losses.............................    86,080      207,944       50,049
      Charge-offs......................................   (93,960)     (20,982)     (31,487)
                                                         --------     --------     --------
    Ending balance.....................................  $333,825     $341,705     $154,743
                                                         ========     ========     ========

  REO

     Included in other expenses are operations of REO, summarized as follows:

                                                             YEARS ENDED DECEMBER 31,
                                                       ------------------------------------
                                                         1994         1993          1992
                                                       --------     ---------     ---------
                                                                  (IN THOUSANDS)
    Net loss on sales................................  $(17,706)    $ (64,844)    $ (49,618)
    Provision for losses.............................   (39,124)     (105,043)      (57,663)
    Net operating expense............................   (29,181)      (42,243)      (21,872)
                                                       --------     ---------     ---------
      Total expense..................................  $(86,011)    $(212,130)    $(129,153)
                                                       ========     =========     =========

     The changes in allowance for losses on REO are summarized as follows:

                                                             YEARS ENDED DECEMBER 31,
                                                       ------------------------------------
                                                         1994         1993          1992
                                                       --------     ---------     ---------
                                                                  (IN THOUSANDS)
    Beginning balance................................  $ 66,453     $  47,970     $  15,041
      Provision for losses...........................    39,124       105,043        57,663
      Charge-offs....................................   (60,851)      (86,560)      (24,734)
                                                       --------     ---------     ---------
    Ending balance...................................  $ 44,726     $  66,453     $  47,970
                                                       ========     =========     =========

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

                        DECEMBER 31, 1994, 1993 AND 1992

(6) PREMISES AND EQUIPMENT

     Premises and equipment at cost are summarized as follows:

                                                                        DECEMBER 31,
                                                                  ------------------------
                                                                    1994           1993
                                                                  ---------     ----------
                                                                       (IN THOUSANDS)
    Land........................................................  $ 146,315     $  157,276
    Buildings...................................................    356,211        377,220
    Construction in progress....................................        537          1,333
    Furniture, fixtures and equipment...........................    292,980        281,908
    Leasehold improvements......................................    178,021        185,152
                                                                  ---------     ----------
                                                                    974,064      1,002,889
    Less accumulated depreciation and amortization..............   (359,247)      (329,010)
                                                                  ---------     ----------
                                                                  $ 614,817     $  673,879
                                                                  =========     ==========

     Total rental expense, including common area maintenance and rent escalation costs, in the Company's Consolidated Statements of Operations for the years ended December 31, 1994, 1993 and 1992 was $74.0 million, $79.6 million and $80.8 million, respectively.

     The following is a schedule by years of minimum future rentals on noncancelable operating leases, related principally to premises, as of December 31, 1994 (in thousands):

                        1995..............................  $ 74,299
                        1996..............................    69,421
                        1997..............................    64,536
                        1998..............................    61,513
                        1999..............................    57,490
                        Thereafter........................   525,398
                                                            --------
                                                            $852,657
                                                            ========

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

                        DECEMBER 31, 1994, 1993 AND 1992

(7) DEPOSITS

     Deposits are summarized as follows:

                                              WEIGHTED                      DECEMBER 31,
                                           AVERAGE RATE AT    -----------------------------------------
                                          DECEMBER 31, 1994          1994                  1993
                                          -----------------   -------------------   -------------------
                                                                       (DOLLARS IN THOUSANDS)
Transaction accounts:
  Checking..............................         1.00%        $ 2,727,203     6.7%  $ 2,764,660     7.3%
  Passbook..............................         2.36           3,788,223     9.3     4,481,460    11.8
  Money market savings..................         3.00           6,038,058    14.9     7,792,594    20.5
                                                              -----------   -----   -----------   -----
          Total transaction accounts....                       12,553,484    30.9    15,038,714    39.6
                                                              -----------   -----   -----------   -----
Term accounts:
  32-89 days............................         2.98             278,856     0.7       482,378     1.3
  3 months to less than 6 months........         3.39             717,378     1.8     1,224,113     3.2
  6 months to less than 1 year..........         4.56           8,318,771    20.5     7,450,343    19.6
  1 year to less than 2 years...........         4.98          12,954,742    31.8     8,253,967    21.7
  2 years to less than 3 years..........         4.74           4,092,648    10.1     4,193,929    11.0
  3 years and over......................         6.12           1,155,480     2.8       459,271     1.2
  Jumbo certificates of deposit.........         4.73             583,657     1.4       915,938     2.4
                                                              -----------   -----   -----------   -----
          Total term accounts...........                       28,101,532    69.1    22,979,939    60.4
                                                              -----------   -----   -----------   -----
                                                              $40,655,016   100.0%  $38,018,653   100.0%
                                                              ===========   =====   ===========   =====

     The aggregate amounts of term accounts by interest rate category at December 31, 1994 and 1993 consisted of the following:

                                                                       DECEMBER 31,
                                                                ---------------------------
                                                                   1994            1993
                                                                -----------     -----------
                                                                  (DOLLARS IN THOUSANDS)
    Term accounts:
      2.5% or less............................................  $    12,484     $   486,057
      2.501% -  3.5%..........................................    3,864,851      10,726,141
      3.501% -  4.5%..........................................    7,803,904       8,741,323
      4.501% -  5.5%..........................................    9,245,144       2,327,724
      5.501% -  6.5%..........................................    6,323,409         280,526
      6.501% -  7.5%..........................................      717,860         160,796
      7.501% -  8.5%..........................................       86,961         107,355
      8.501% - 17.5%..........................................       46,919         150,017
                                                                -----------     -----------
              Total term accounts.............................  $28,101,532     $22,979,939
                                                                ===========     ===========

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

                        DECEMBER 31, 1994, 1993 AND 1992

     The aggregate amounts of term account maturities at December 31, 1994 are as follows:

                                         AMOUNT MATURING DURING THE YEARS ENDED DECEMBER 31,
                                    --------------------------------------------------------------
                                       1995          1996        1997     THEREAFTER      TOTAL
                                    -----------   ----------   --------   ----------   -----------
                                                        (DOLLARS IN THOUSANDS)
    Term accounts:
      2.5% or less................  $     9,919   $    1,982   $    564     $     19   $    12,484
      2.501% -  3.5%..............    3,856,442        8,048        342           19     3,864,851
      3.501% -  4.5%..............    6,742,816      947,004    110,806        3,278     7,803,904
      4.501% -  5.5%..............    8,009,127      838,966    134,299      262,752     9,245,144
      5.501% -  6.5%..............    3,712,407    2,147,737    219,636      243,629     6,323,409
      6.501% -  7.5%..............      120,460      325,060    187,553       84,787       717,860
      7.501% -  8.5%..............       42,960       33,319      5,364        5,318        86,961
      8.501% - 17.5%..............       26,894        8,983      3,778        7,264        46,919
                                    -----------   ----------   --------     --------   -----------
              Total term
                accounts..........  $22,521,025   $4,311,099   $662,342     $607,066   $28,101,532
                                    ===========   ==========   ========     ========   ===========

     The aggregate amounts of retail certificates of deposit in amounts of $100,000 or more at December 31, 1994 are summarized as follows (in thousands):

    3 months or less..........................................................  $286,557
    Over 3 months through 6 months............................................   151,484
    Over 6 months through 12 months...........................................   135,127
    Over 12 months............................................................    10,489
                                                                                --------
              Total...........................................................  $583,657
                                                                                ========

     At December 31, 1994 and 1993 the weighted average interest rate on the deposits, computed without the effect of compounding interest, was 4.05% and 3.14%, respectively. All government agency deposits, totaling $34 million at December 31, 1994, were secured by certain real estate loans of the Company amounting to $80 million.

     Interest expense on deposits by type of account is summarized as follows:

                                                             YEARS ENDED DECEMBER 31,
                                                     ----------------------------------------
                                                        1994           1993           1992
                                                     ----------     ----------     ----------
                                                                  (IN THOUSANDS)
    Checking.......................................  $   27,577     $   34,073     $   47,960
    Passbook and money market savings..............     281,511        323,255        409,645
    Term...........................................     982,805        943,735      1,280,742
                                                     ----------     ----------     ----------
                                                     $1,291,893     $1,301,063     $1,738,347
                                                     ==========     ==========     ==========

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

                        DECEMBER 31, 1994, 1993 AND 1992

(8) SHORT-TERM BORROWINGS

     Short-term borrowings are summarized as follows:

                                                        1994           1993           1992
                                                     ----------     ----------     ----------
                                                              (DOLLARS IN THOUSANDS)
    Agreements to repurchase securities sold:
      Balance at December 31.......................  $2,253,805     $4,807,767     $2,186,262
      Average balance..............................   4,182,802      3,143,640      2,974,270
      Maximum amount outstanding at any month
         end.......................................   5,311,468      4,807,767      2,186,262
      Average interest rate:
         During the year...........................        4.24%          3.25%          3.80%
         At December 31............................        6.40           3.39           3.52

    Federal funds purchased:
      Balance at December 31.......................  $  100,000     $  120,000     $  130,000
      Average balance..............................      58,411        124,644        191,932
      Maximum amount outstanding at any month
         end.......................................     250,000        130,000        143,000
      Average interest rate:
         During the year...........................        3.79%          3.20%          3.82%
         At December 31............................        6.00           3.30           3.30

    Other short-term borrowings:
      Balance at December 31.......................  $       --     $   49,854     $       --
      Average balance..............................      83,549        188,285         41,971
      Maximum amount outstanding at any month
         end.......................................     355,000        590,000        300,000
      Average interest rate:
         During the year...........................        3.54%          3.32%          3.89%
         At December 31............................          --           3.56             --

    Accrued interest on short-term borrowings
      included in "Other liabilities"..............  $   13,582     $   11,662     $    2,237

     Agreements to repurchase securities require that the Company repurchase identical securities to those which were sold. At December 31, 1994 short-term borrowings under agreements to repurchase securities sold are summarized as follows:

                                                                          COLLATERAL
                                                --------------------------------------------------------------
                                WEIGHTED             FEDERAL AGENCY MBS                    OTHER MBS
                 REPURCHASE      AVERAGE        ----------------------------      ----------------------------
                 LIABILITY    INTEREST RATE     BOOK VALUE*     MARKET VALUE      BOOK VALUE*     MARKET VALUE
                 ----------   -------------     -----------     ------------      -----------     ------------
                                                                    (DOLLARS IN THOUSANDS)
Within 30
  days.........  $  575,004        5.96%         $   52,523      $   50,719         $672,082        $654,159
30-90 days.....     800,000        5.98             869,876         836,682               --              --
90-180 days....     878,801        6.04             970,975         917,568               --              --
                 ----------                      ----------      ----------         --------        --------
                 $2,253,805        6.40          $1,893,374      $1,804,969         $672,082        $654,159
                 ==========                      ==========      ==========         ========        ========

---------------

* Book value includes accrued interest.

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

                        DECEMBER 31, 1994, 1993 AND 1992

     Repurchase agreement amounts outstanding with individual brokers at December 31, 1994 which exceeded ten percent of the Company's stockholders' equity were:

                                                                                      COLLATERAL
                                            WEIGHTED                         ----------------------------
   PURCHASING PARTY                     AVERAGE MATURITY     BOOK VALUE*     BOOK VALUE*     MARKET VALUE
   ----------------                     ----------------     -----------     -----------     ------------
                                                                        (DOLLARS IN THOUSANDS)
FHLB of San Francisco..................      52 days           $677,147        $830,818        $806,588
Salomon Brothers, Inc..................      87 days            353,139         375,753         360,397

---------------

* Book value includes accrued interest.

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

                        DECEMBER 31, 1994, 1993 AND 1992

(9) FHLB AND OTHER BORROWINGS

     These borrowings are summarized as follows:

                                                                        DECEMBER 31,
                                                                  -------------------------
                                                                     1994           1993
                                                                  ----------     ----------
                                                                   (DOLLARS IN THOUSANDS)
    FHLB advances with a weighted average interest rate of 5.21%
      (1994) and 3.93% (1993), net of unamortized
      discount of $123 (1993)...................................  $  483,965     $1,862,927

    Notes payable to FHLB with a weighted average interest rate
      of 5.75% at December 31, 1994.............................   2,265,348             --

    Notes payable to various brokerage firms with a weighted
      average interest rate of 6.11% at December 31, 1994.......   1,800,000             --

    Floating rate notes with a contract interest rate based on three month LIBOR plus ten basis points (5.91% contract
      interest rate and 5.94% effective interest rate at
      December 31, 1994) due February 9, 1996, net of
      unamortized discount of $111..............................     199,889             --

    Note payable to Student Loan Marketing Association with a
      floating rate equal to six basis points below three month
      LIBOR (6.32% effective rate at December 31, 1994 and 3.23%
      effective rate at December 31, 1993) due December 20,
      1995......................................................     400,000        400,000

    Note payable to regulatory agencies with a contract interest rate equal to COFI (4.37% contract interest rate and 5.49%
      effective interest rate at December 31, 1994 and 3.82%
      contract interest rate and 5.10% effective interest rate
      at December 31, 1993), net of unamortized discount of
      $3,347 (1993).............................................     280,000        276,653

    Note payable to regulatory agencies with a contract interest rate equal to the cost of certain short-term liabilities
      of the Fifth District of the FHLB, plus 25 basis points
      (5.74% contract interest rate and 7.88% effective interest rate at December 31, 1994 and 3.49% contract interest rate and 5.49% effective interest rate at December 31, 1993),
      net of unamortized discount of $1,015 (1994) and $2,893
      (1993)....................................................      78,985         97,107

    Subordinated notes payable to FDIC with a contract interest rate based on the average equivalent coupon-issue yield on the U.S. Treasury's 52-week bills (5.85% contract interest rate at December 31, 1994 and 3.86% at December 31,
      1993).....................................................     115,000        115,000

    Senior notes with a contract interest rate of 8.25% and
      effective interest rate of 8.45%, due October 1, 2002, net of unamortized discount of $2,700 (1994) and $3,040
      (1993)....................................................     247,300        246,960

    Subordinated notes with a weighted average contract interest rate of 8.78% and an effective average interest rate of
      8.97% at December 31, 1994, and a weighted average
      contract interest rate of 8.66% and an effective average
      interest rate of 8.85% at December 31, 1993, net of
      unamortized discount of $6,364 (1994) and $6,527 (1993)...     941,151        865,988

    Other, net of unamortized discount of $81 (1994) and $136
      (1993)....................................................      10,642         37,089
                                                                  ----------     ----------
              Total FHLB and other borrowings...................  $6,822,280     $3,901,724
                                                                  ==========     ==========

     At December 31, 1994 the Company had outstanding and unused lines of credit totaling $100 million with the Federal Reserve Bank to cover overdrafts. The Company also had two letters of credit totaling $40 million with the Eleventh District of the FHLB to guarantee certain obligations.

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

                        DECEMBER 31, 1994, 1993 AND 1992

     The FHLB advances and notes are secured by the stock of the FHLB totaling $439.9 million and certain real estate loans and MBS of the Company amounting to $3.6 billion at December 31, 1994. All FHLB advances at December 31, 1994 had prepayment penalty provisions. The notes payable to FHLB are due at various dates through April 1997.

     During 1994 the Company issued notes, all due within one year, to various brokerage firms. The notes are secured by MBS owned by the Company totaling $1.9 billion at December 31, 1994.

     The notes payable to regulatory agencies were issued in connection with acquisitions in New York and Ohio and are secured by certain real estate loans of the Company amounting to $480 million at December 31, 1994. The discounts on the notes are being amortized to interest expense using the interest method based upon the original contract rate of the notes. This method results in an effective interest rate that will vary with changes in COFI and changes in the cost of certain short-term liabilities of the Fifth District of the FHLB.

     In February 1994 Home Savings issued $200 million of Floating Rate Notes due February 9, 1996 at a public offering price of 99.95%. In addition, in August 1994 Ahmanson issued $125 million of 7.875% Subordinated Notes due September 1, 2004 at a public offering price of 99.534%. These Floating Rate Notes and Subordinated Notes are not redeemable prior to maturity. The discounts on these borrowings are being amortized to interest expense over the terms of the respective notes using the interest method.

     The aggregate amounts of principal maturities for FHLB and other borrowings, excluding unamortized discounts, at December 31, 1994 are (dollars in thousands):

                    1995............................  $4,223,226      61.8%
                    1996............................     510,089       7.5
                    1997............................     855,799      12.5
                    1998............................      95,143       1.4
                    1999............................     302,808       4.4
                    Thereafter......................     845,486      12.4
                                                      ----------     -----
                                                      $6,832,551     100.0%
                                                      ==========     =====

(10) FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     Fair value estimates are based on existing on- and off-balance sheet financial instruments, including derivative financial instruments, without attempting to estimate the value of anticipated future business and the value of certain assets and liabilities that are not considered financial instruments. Other significant assets and liabilities that are not considered financial assets or liabilities include tax assets and liabilities, premises and equipment, REI, REO and intangible assets. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

                        DECEMBER 31, 1994, 1993 AND 1992

     Fair value estimates, methods and assumptions are set forth below for the Company's financial instruments.

 Cash and Cash Equivalents

     The carrying amounts of cash and cash equivalents approximate fair value due to the short-term nature of these items and because they do not present significant credit concerns.

 Amortizing Swap Agreements

     As described in Note 2 to these Consolidated Financial Statements, the Company was a party to two amortizing interest rate swap agreements at December 31, 1994. The fair value of these agreements at December 31, 1994 was an unrealized loss of $10.3 million, which reflects the estimated amount the Company would have paid to the counterparties if the agreements had been terminated as of the end of 1994.

 Investment Securities and MBS

     The fair value of investment securities purchased with maturities greater than 90 days and the fair value of MBS are based on bid prices published in financial newspapers or bid quotations received from securities dealers. The carrying amount and estimated fair value of the Company's investment securities were $287.1 million and $280.3 million, respectively, at December 31, 1994. The carrying amount and estimated fair value of investment securities were both $11.5 million at December 31, 1993 since all such investment securities were available for sale.

     The carrying amounts of MBS at December 31, 1994 and 1993 were $12.789 billion and $6.920 billion, respectively, and the estimated fair values were $12.463 billion and $7.004 billion, respectively.

 Loans Receivable

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

     The fair value of commercial and industrial real estate loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loans. The estimate of maturity is based on the Company's historical experience with payments modified, as required, by an estimate of the effect of current economic and lending conditions.

     The carrying amount of the Company's loan portfolio was $36.002 billion and $37.704 billion at December 31, 1994 and 1993, respectively.

     The Company estimates the fair value of loans receivable to have been $35.108 billion and $38.276 billion at December 31, 1994 and 1993, respectively. The fair value of loans receivable has been decreased by $30 million and $90 million at December 31, 1994 and 1993, respectively, as a result of interest rate swap agreements that the Company has entered into to adjust the interest sensitivity of a portion of its loans receivable.

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

                        DECEMBER 31, 1994, 1993 AND 1992

  Mortgage Servicing Rights

     The fair value of the retained loan yield and mortgage servicing rights on the Company's portfolio of loans serviced for investors is determined based on the estimated discounted net cash flow to be received, less the estimated cost of servicing and credit enhancements. The carrying amounts of the Company's present value of retained loan yield at December 31, 1994 and 1993 were $57.8 million and $75.2 million, respectively, which approximated fair value. The Company's mortgage servicing rights excluding the present value of retained loan yield are an off-balance sheet financial instrument. The estimated fair value of mortgage servicing rights, including the retained loan yield, for the Company's portfolio of loans serviced for investors was $171 million, net of the allowance for credit enhancement obligations of $25.1 million, at December 31, 1994 and $169 million, net of the allowance for credit enhancement obligations of $13.6 million, at December 31, 1993.

  Deposits

     SFAS No. 107 prescribes that the fair value of deposits with no stated maturity ("core deposits") be equal to the amount payable on demand. The fair value of term accounts is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for alternative sources of funds with comparable remaining maturities. The carrying amounts of the Company's term accounts at December 31, 1994 and 1993 were $28.102 billion and $22.980 billion, respectively. The estimated fair value of the Company's term accounts at December 31, 1994 and 1993 was $27.471 billion and $23.095 billion, respectively. These amounts do not include the fair value of a core deposit intangible asset as it is not a financial instrument as defined by SFAS No. 107. If this asset was considered at December 31, 1994 and 1993, the Company estimates the fair value would have been $1.31 billion and $368 million, respectively, at those dates, which is not reflected in the accompanying Consolidated Statements of Financial Condition. The Company estimated the fair value ascribed to the core deposit intangible by estimating the cost savings from the low cost of such deposits over their estimated life and discounting the results using an incremental cost of funds rate.

  Borrowings

     The fair value of borrowings is estimated based on the discounted value of contractual cash flows. The discount rates are estimated using rates currently available to the Company for borrowings with similar terms and remaining maturities. The carrying amounts of the Company's short-term borrowings were $2.354 billion and $4.978 billion at December 31, 1994 and 1993, respectively. The estimated fair value of short-term borrowings at December 31, 1994 and 1993 were $2.351 billion and $4.831 billion, respectively. The carrying amounts of the Company's FHLB and other borrowings were $6.822 billion and $3.902 billion at December 31, 1994 and 1993, respectively. At December 31, 1994 and 1993, the estimated fair value of the Company's FHLB and other borrowings was $6.727 billion and $4.019 billion, respectively.

(11) INCOME TAXES

     For federal income tax purposes, savings institutions may compute a bad debt deduction based on a percentage of taxable income or using an experience method. Subsequent to 1986, Home Savings has the ability to use qualifying real property loans adjusted for net charge-offs during the current year, up to the 1987 reserve amount (base year amount). For years subsequent to 1987, the base year reserve amount at the end of any year is adjusted if there has been any reduction in qualifying loans at the end of the current year relative to the end of 1987. There have been no adjustments to Home Savings' base year amount. The Consolidated Financial Statements at December 31, 1994 do not include a contingent tax liability of $237 million related to tax bad debt reserves, including the base year reserve amounts as these reserves are not expected to reverse

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

                        DECEMBER 31, 1994, 1993 AND 1992

until indefinite future periods or may never reverse. Circumstances that would require an accrual of a portion or all of this unrecorded tax liability are a reduction in loan levels relative to the end of 1987, failure to meet the tax definition of a savings institution, dividend payments in excess of both current year and accumulated tax earnings and profits, or other distributions in dissolution, liquidation or redemption of stock.

     The Company adopted SFAS No. 109 effective January 1, 1992 on a prospective basis. The principal effect on the Company of SFAS No. 109 was to allow a tax benefit for cumulative book loss reserves in excess of tax reserves accumulated after December 31, 1987. The cumulative effect of this accounting change amounted to a reduction of financial statement tax liability and an increase in 1992 net earnings of $47.7 million ($0.41 per common share). Excluding the cumulative effect of the accounting change, the effect of adopting SFAS No. 109 was to decrease the provision for income tax expense and increase net earnings by approximately $39 million ($0.33 per common share) in 1992.

     During 1994 the Company entered into a final settlement with the IRS for taxable years 1983 through 1989 which resolved disputes on various issues. The Company adjusted its tax liability based upon this settlement.

     The provision for income taxes (benefit) from continuing operations consisted of:

                                                              YEARS ENDED DECEMBER 31,
                                                         ----------------------------------
                                                           1994         1993         1992
                                                         --------     --------     --------
                                                                   (IN THOUSANDS)
    Current:
      Federal..........................................  $147,907     $(39,691)    $175,459
      State and local..................................    50,744       (4,598)      23,433
                                                         --------     --------     --------
                                                          198,651      (44,289)     198,892
                                                         --------     --------     --------
    Deferred:
      Federal..........................................   (16,070)     (22,718)     (71,558)
      State and local..................................    (9,269)     (15,027)       5,888
                                                         --------     --------     --------
                                                          (25,339)     (37,745)     (65,670)
                                                         --------     --------     --------
                                                         $173,312     $(82,034)    $133,222
                                                         ========     ========     ========

     Total income taxes (benefit) were allocated as follows:

                                                              YEARS ENDED DECEMBER 31,
                                                         ----------------------------------
                                                           1994         1993         1992
                                                         --------     --------     --------
                                                                   (IN THOUSANDS)
    Continuing operations..............................  $173,312     $(82,034)    $133,222
    Extraordinary loss on early extinguishment of
      debt.............................................        --      (16,300)          --
    Goodwill...........................................   (34,382)       7,794       (5,705)
    Stockholders' equity...............................   (56,708)      15,088         (589)
    Change in accounting method........................        --           --      (47,677)
    Other assets or liabilities........................      (773)         556       (6,182)
                                                         --------     --------     --------
              Total income taxes (benefit).............  $ 81,449     $(74,896)    $ 73,069
                                                         ========     ========     ========

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

                        DECEMBER 31, 1994, 1993 AND 1992

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1994 and 1993 were as follows:

                                                                         YEARS ENDED
                                                                         DECEMBER 31,
                                                                   -----------------------
                                                                     1994          1993
                                                                   ---------     ---------
                                                                       (IN THOUSANDS)
    Deferred tax assets:
      Provision for losses on loans and REO......................  $ 294,770     $ 148,224
      Provision for losses on REI................................    151,681       124,113
      Delinquent accrued interest................................      6,158        19,307
      State and local taxes......................................      9,771        13,133
      Purchase accounting differences............................      8,893        13,958
      Compensation differences...................................     12,949        14,172
      Acquired net operating losses..............................      8,860        20,606
      Investment in subsidiary...................................     15,545        15,545
      Other......................................................      1,582           829
                                                                   ---------     ---------
              Total deferred tax assets..........................    510,209       369,887
      Valuation allowance........................................    (15,545)      (36,151)
                                                                   ---------     ---------
              Total deferred tax assets, net of valuation
                allowance........................................    494,664       333,736
                                                                   ---------     ---------
    Deferred tax liabilities:
      Loan fee income............................................   (193,779)     (114,631)
      FHLB stock dividends.......................................   (114,724)      (88,772)
      Gains on loan sales........................................    (47,916)      (55,223)
      Capitalized real estate development costs..................    (26,607)      (26,451)
      Accrued interest on tax settlements........................    (22,204)       (8,474)
      Basis difference on premises and equipment.................     (9,538)       (2,579)
      Recurring liabilities......................................    (21,797)      (21,436)
                                                                   ---------     ---------
              Total deferred tax liabilities.....................   (436,565)     (317,566)
                                                                   ---------     ---------
              Net deferred tax asset.............................  $  58,099     $  16,170
                                                                   =========     =========

     The Company establishes a valuation allowance if it does not determine that a deferred tax asset is more likely than not to be realized. The change in valuation allowance from December 31, 1993 relates to the realizability of acquired net operating losses, the benefit of which was used to reduce goodwill.

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

                        DECEMBER 31, 1994, 1993 AND 1992

     Income taxes (benefit) in the accompanying Consolidated Financial Statements have been provided at effective tax (benefit) rates of 42.2% (1994), (37.3)% (1993) and 46.0% (1992). These rates differ from statutory Federal income tax rates. The differences were as follows:

                                                            YEARS ENDED DECEMBER 31,
                                            --------------------------------------------------------
                                                 1994                 1993                1992
                                            ---------------     ----------------     ---------------
                                                             (DOLLARS IN THOUSANDS)
Taxes (benefit) at statutory rate.........  $143,736   35.0%    $(77,023)  (35.0)%   $ 98,469   34.0%
Increases (reductions) in taxes resulting
  from:
  State income tax (benefit), net of
     Federal income tax benefit...........    34,690    8.5       (5,829)   (2.7)      26,613    9.2
  Tax basis adjustments for assets and
     liabilities of associations and
     companies acquired...................    16,986    4.1        1,753     0.8        9,408    3.2
  Increase (reduction) of liabilities from
     prior periods........................   (20,000)  (4.9)       1,237     0.6         (918)  (0.3)
  Tax rate changes........................    (3,100)  (0.8)          --      --           --     --
  Other...................................     1,000    0.3       (2,172)   (1.0)        (350)  (0.1)
                                            --------   ----     --------   -----     --------   ----
Provision for income taxes (benefit)......  $173,312   42.2%    $(82,034)  (37.3)%   $133,222   46.0%
                                            ========   ====     ========   =====     ========   ====

(12) CONTINGENT LIABILITIES

     The Company is involved in litigation and may be subject to claims arising in the normal course of business. In the opinion of management the amount of ultimate liability with respect to these matters in the aggregate will not have a material adverse effect on the Company.

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

                        DECEMBER 31, 1994, 1993 AND 1992

(13) EARNINGS PER COMMON SHARE AND STOCKHOLDER RIGHTS

     The following is a summary of the calculation of earnings per common share:

                                                                 YEARS ENDED DECEMBER 31,
                                                         -----------------------------------------
                                                            1994           1993           1992
                                                         -----------    -----------    -----------
                                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE
                                                                           DATA)
Primary earnings (loss) per common share:
  Earnings (loss) before extraordinary loss and
     cumulative effect of accounting change............  $   237,358    $  (138,032)   $   156,392
     Less accumulated dividends on preferred stock.....      (50,430)       (38,131)       (16,800)
                                                         -----------    -----------    -----------
  Earnings (loss) attributable to common shares before
     extraordinary loss and cumulative effect of
     accounting change.................................      186,928       (176,163)       139,592
  Extraordinary loss on early extinguishment of debt...           --        (21,607)            --
  Cumulative effect of change in accounting for income
     taxes.............................................           --             --         47,677
                                                         -----------    -----------    -----------
     Net earnings (loss) attributable to common
       shares..........................................  $   186,928    $  (197,770)   $   187,269
                                                         ===========    ===========    ===========
  Weighted average number of common shares
     outstanding.......................................  117,014,262    116,786,369    116,659,602
  Dilutive effect of outstanding common stock
     equivalents.......................................      355,169             --        255,740
                                                         -----------    -----------    -----------
  Weighted average number of common shares as adjusted
     for calculation of primary earnings (loss) per
     share.............................................  117,369,431    116,786,369    116,915,342
                                                         ===========    ===========    ===========
  Primary earnings (loss) per common share before
     extraordinary loss and cumulative effect of
     accounting change.................................  $      1.59    $     (1.51)   $      1.19
  Extraordinary loss on early extinguishment of debt...           --          (0.18)            --
  Cumulative effect of change in accounting for income
     taxes.............................................           --             --           0.41
                                                         -----------    -----------    -----------
     Primary earnings (loss) per common share..........  $      1.59    $     (1.69)   $      1.60
                                                         ===========    ===========    ===========
Fully diluted earnings (loss) per common share:
  Earnings (loss) before extraordinary loss and
     cumulative effect of accounting change............  $   237,358    $  (138,032)   $   156,392
     Less accumulated dividends on preferred stock.....      (33,180)       (38,131)       (16,800)
                                                         -----------    -----------    -----------
  Earnings (loss) attributable to common shares before
     extraordinary loss and cumulative effect of
     accounting change.................................      204,178       (176,163)       139,592
  Extraordinary loss on early extinguishment of debt...           --        (21,607)            --
  Cumulative effect of change in accounting for income
     taxes.............................................           --             --         47,677
                                                         -----------    -----------    -----------
     Net earnings (loss) attributable to common
       shares..........................................  $   204,178    $  (197,770)   $   187,269
                                                         ===========    ===========    ===========
  Weighted average number of common shares
     outstanding.......................................  117,014,262    116,786,369    116,659,602
  Dilutive effect of outstanding common stock
     equivalents.......................................   11,931,980             --        540,209
                                                         -----------    -----------    -----------
  Weighted average number of common shares as adjusted
     for calculation of fully diluted earnings (loss)
     per share.........................................  128,946,242    116,786,369    117,199,811
                                                         ===========    ===========    ===========
  Fully diluted earnings (loss) per common share before
     extraordinary loss and cumulative effect of
     accounting change.................................  $      1.58    $     (1.51)   $      1.19
  Extraordinary loss on early extinguishment of debt...           --          (0.18)            --
  Cumulative effect of change in accounting for income
     taxes.............................................           --             --           0.41
                                                         -----------    -----------    -----------
     Fully diluted earnings (loss) per common share....  $      1.58    $     (1.69)   $      1.60
                                                         ===========    ===========    ===========

     Common stock equivalents identified by the Company in determining its primary earnings per common share are stock options and stock appreciation rights. In addition, common stock equivalents used in the determination of fully-diluted earnings per common share include the effect of the 6% Cumulative Convertible

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

                        DECEMBER 31, 1994, 1993 AND 1992

Preferred Stock, Series D, which is convertible into 11.8 million shares of Common Stock at $24.335 per share of Common Stock.

     The Company has a stockholder rights plan (the "Rights Plan") under which the Company distributed one common stock purchase right (a "Primary Right") and one preferred stock purchase right (a "Secondary Right") for each share of common stock outstanding. If any person becomes the beneficial owner of 15% or more of the Company's outstanding common shares without first complying with a specified procedure designed to provide fair treatment to all the Company stockholders, then each Primary Right will entitle the holder (other than the 15% stockholder) to purchase common shares at 20% of the then-market price of such shares. The total number of common shares that may be purchased upon the exercise of all Primary Rights is equal to 50% of the number of common shares outstanding when the Primary Rights become exercisable.

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

(14) REGULATORY CAPITAL AND DIVIDENDS

     The Office of Thrift Supervision ("OTS") has adopted regulations ("Capital Regulations") that contain a capital standard for savings institutions. Home Savings is in compliance with the Capital Regulations at December 31, 1994.

     The payment of dividends is subject to certain Federal income tax consequences. Specifically, Home Savings is capable of paying dividends to Ahmanson in any year without incurring tax liability only if such dividends do not exceed both the tax basis current year earnings and profits and accumulated tax earnings and profits as of the beginning of the year.

     Thirty days' prior notice to the OTS of the intent to declare dividends is required for the declaration of such dividends by Home Savings. The Capital Regulations generally allow a savings institution which meets its fully phased-in capital requirements to distribute without OTS approval dividends up to 100% of the institution's net income during a calendar year plus the amount that would reduce the institution's "surplus capital ratio" (the excess over its fully phased-in capital requirement) to one-half of its surplus capital ratio at the beginning of the calendar year. Ahmanson and Home Savings have also agreed with federal regulators to limit the payment of dividends by Home Savings. At January 1, 1995 Home Savings could have paid dividends of approximately $497.0 million under the most restrictive of the foregoing limits without OTS approval. However, the OTS has the authority to preclude the declaration of any dividends or adopt more stringent amendments to the Capital Regulations.

(15) EMPLOYEE BENEFIT PLANS

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

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

                        DECEMBER 31, 1994, 1993 AND 1992

     The following table sets forth the Plan's funded status and liabilities accrued in the Company's Consolidated Statements of Financial Condition at December 31, 1994 and 1993:

                                                                         DECEMBER 31,
                                                                     ---------------------
                                                                       1994         1993
                                                                     --------     --------
                                                                        (IN THOUSANDS)
    Actuarial present value of benefit obligations:
      Vested accumulated benefits..................................  $166,817     $172,378
      Nonvested accumulated benefits...............................     5,230        8,310
                                                                     --------     --------
              Total accumulated benefits...........................  $172,047     $180,688
                                                                     ========     ========
      Projected benefit obligation for service rendered to date....  $189,278     $199,903
    Plan assets at fair value; primarily listed common stocks, U.S.
      government obligations and corporate bonds and debentures....   198,075      186,223
                                                                     --------     --------
    Funded status -- Plan assets in excess of (less than) projected
      benefit......................................................     8,797      (13,680)
    Items not yet recognized in earnings:
      Unrecognized net loss........................................    14,690       25,000
      Prior service cost not yet recognized in net periodic pension
         cost......................................................       656          796
      Unrecognized transition asset being recognized over 8.8
         years.....................................................    (2,647)      (3,698)
                                                                     --------     --------
         Prepaid pension cost included in "Other liabilities"......  $ 21,496     $  8,418
                                                                     ========     ========

     The total pension expense for the Plan was $6.1 million, $5.8 million and $5.0 million for the years 1994, 1993 and 1992, respectively. Net pension cost for 1994, 1993 and 1992 included the following components:

                                                           1994         1993         1992
                                                         --------     --------     --------
                                                                   (IN THOUSANDS)
    Service cost-benefits earned during the period.....  $ 10,004     $  8,281     $  6,763
    Interest cost on projected benefit obligations.....    13,741       13,238       12,057
    Actual return on plan assets.......................    (3,874)     (21,972)     (16,463)
    Net amortization and deferral......................   (13,754)       6,290        2,663
                                                         --------     --------     --------
      Net pension cost.................................  $  6,117     $  5,837     $  5,020
                                                         ========     ========     ========

     As prescribed by SFAS No. 87, the Company uses the projected unit credit actuarial cost method for financial reporting purposes. The discount rate and weighted average rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligations for the qualified plan were 8.75% and 5.0%, respectively. The expected long-term weighted average rate of return on assets was 8.75%.

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

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

                        DECEMBER 31, 1994, 1993 AND 1992

the participant's period of service on the Board plus certain governmental service, with a lifetime benefit payable to participants with 15 or more years of service.

     The following table sets forth the Nonqualified Plans' funded status and liabilities accrued in the Company's Consolidated Statements of Financial Condition at December 31, 1994 and 1993:

                                                                         DECEMBER 31,
                                                                     ---------------------
                                                                       1994         1993
                                                                     --------     --------
                                                                        (IN THOUSANDS)
    Actuarial present value of benefit obligations:
      Vested accumulated benefits..................................  $ 21,227     $ 16,508
      Nonvested accumulated benefits...............................       164        3,271
                                                                     --------     --------
              Total accumulated benefits...........................  $ 21,391     $ 19,779
                                                                     ========     ========
      Projected benefit obligation for service rendered to date....  $ 23,493     $ 21,369
    Plan assets at fair value......................................        --           --
                                                                     --------     --------
    Funded status -- Projected benefit in excess of plan assets....   (23,493)     (21,369)
    Items not yet recognized in earnings:
      Unrecognized net loss........................................     1,606        2,645
      Prior service cost not yet recognized in net periodic pension
         cost......................................................     4,736        2,943
      Unrecognized net obligation being recognized over 15 years...     2,052        2,364
      Adjustment required to reflect minimum liability.............    (6,292)      (6,362)
                                                                     --------     --------
         Accrued pension cost included in "Other liabilities"......  $(21,391)    $(19,779)
                                                                     ========     ========

     The total pension expense for the Nonqualified Plans was $2.9 million, $2.7 million and $2.6 million for the years 1994, 1993 and 1992, respectively. Net pension cost for 1994, 1993 and 1992 included the following components:

                                                                1994       1993       1992
                                                               ------     ------     ------
                                                                      (IN THOUSANDS)
    Service cost-benefits earned during the period...........  $   73     $  307     $  428
    Interest cost on projected benefit obligations...........   1,825      1,640      1,539
    Net amortization and deferral............................     959        755        616
                                                               ------     ------     ------
      Net pension cost.......................................  $2,857     $2,702     $2,583
                                                               ======     ======     ======

     The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation for the Nonqualified Plans were 8.75% and 5%, respectively as of December 31, 1994.

     The Company has a Savings Plan for employees which allows participants to make contributions by salary deduction equal to 15% or less of their salary pursuant to section 401(k) of the Internal Revenue Code. Employee contributions are matched by the Company at the rate of one dollar per dollar up to 3% of the employee's salary. Employees vest immediately in their own contributions and they vest in the Company's contributions based on years of service. Total Company contributions and administrative expenses of the Savings Plan in both 1994 and 1993 were $7.1 million and in 1992 were $6.5 million.

  Other Postretirement Benefit Plans

     The Company provides certain postretirement benefits, including health care, life insurance and dental care, to qualifying retired employees. Current employees will be immediately eligible for such postretirement

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

                        DECEMBER 31, 1994, 1993 AND 1992

benefits upon retirement from the Company based on years of service and age at retirement. The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 8.75% as of December 31, 1994.

     The following table sets forth the accumulated postretirement benefits obligation at December 31, 1994 and 1993:

                                                                         DECEMBER 31,
                                                                     ---------------------
                                                                       1994         1993
                                                                     --------     --------
                                                                        (IN THOUSANDS)
    Accumulated postretirement benefit obligation:
      Retirees.....................................................  $ 12,547     $ 14,143
      Fully eligible active employees..............................     1,153        1,293
      Other active employees.......................................       629        1,151
                                                                     --------     --------
      Total accumulated postretirement benefit obligation..........    14,329       16,587
    Plan assets at fair value......................................        --           --
                                                                     --------     --------
    Funded status -- Accumulated benefit obligation in excess of
      plan assets..................................................   (14,329)     (16,587)
    Unrecognized transition obligation being recognized over 20
      years........................................................    14,499       15,306
    Unrecognized (gain) loss.......................................      (921)         829
                                                                     --------     --------
      Accrued postretirement benefit cost..........................  $   (751)    $   (452)
                                                                     ========     ========

     The total postretirement benefit expense for the Plan was $2.4 million for both 1994 and 1993, which included the following components:

                                                                           DECEMBER 31,
                                                                         -----------------
                                                                          1994       1993
                                                                         ------     ------
                                                                          (IN THOUSANDS)
    Service cost.......................................................  $  348     $  317
    Amortization of transition obligation..............................     806        806
    Interest cost......................................................   1,205      1,277
                                                                         ------     ------
                                                                         $2,359     $2,400
                                                                         ======     ======

  Stock Compensation Plans

     As of December 31, 1994 there were 7,192,794 shares of the Company's Common Stock available for awards and grants to officers and key employees of the Company under the 1993 Stock Incentive Plan (the "1993 Plan"). The 1993 Plan, the 1984 Stock Incentive Plan ("the 1984 Plan") and the Long-Term Management Performance Plan (the "1979 Plan") provide for the issuance of Incentive and Nonqualified Stock Options and Restricted Stock Awards. No further awards may be made under the 1984 and 1979 Plans. The 1993 and 1984 Plans also provide for the issuance of Stock Appreciation Rights ("SARs") in tandem with Nonqualified and Incentive Stock Options. Nonqualified and Incentive Stock Options permit participants to purchase shares of the Company's Common Stock at a price per share not less than the fair market value per share on the date of grant. Restricted Stock Awards provide for the issuance of shares of the Company's Common Stock without payment or upon payment by the participants of up to 10% of the fair market value of the shares. SARs provide the recipient with the right to receive payment in cash or shares of the Company's Common Stock equal to the appreciation in value of the optioned shares from the date of grant in lieu of exercising the related stock option. These SARs become exercisable at the same times as the related options.

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

                        DECEMBER 31, 1994, 1993 AND 1992

     The following is a summary of Restricted Stock Award transactions in 1994, 1993 and 1992. Final restrictions lapse in 1996.

                                                           1994         1993         1992
                                                         --------     --------     ---------
    Balance beginning of year..........................   259,702      611,984       681,213
      Granted and issued...............................        --        9,917       356,958
                                                          -------     --------     ---------
                                                          259,702      621,901     1,038,171
      Cancelled........................................   (11,917)     (34,102)      (34,136)
      Restrictions lapsed..............................   (75,271)    (328,097)     (392,051)
                                                          -------     --------     ---------
    Balance end of year................................   172,514      259,702       611,984
                                                          =======     ========     =========

     At December 31, 1994 options to purchase 3,412,598 shares of the Company's Common Stock under the 1984 and 1993 Plans were outstanding as follows:

                   OPTION PRICE (MARKET
                 VALUE AT DATE OF GRANT)
                --------------------------       EXPIRATION        SHARES
 SHARES          PER SHARE          TOTAL           DATE          WITH SARS
---------       ------------       -------       ----------       ---------
                       (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
  181,919       $ 7.74-20.38       $ 3,574          1996            95,131
  324,494          16.69             5,415          1997           157,719
  211,262        13.05-16.94         3,567          1998            29,147
  243,821        21.56-22.25         5,336          1999            56,619
  367,612        13.13-19.25         5,190          2000           205,619
  334,284        13.94-18.19         5,320          2001            50,000
  300,473          14.94             4,488          2002                --
1,194,268        17.13-20.06        21,861          2003                --
  254,465          16.00             4,071          2005                --
---------                          -------                         -------
3,412,598                          $58,822                         594,235
=========                          =======                         =======

     Options expiring through 2001 are all currently exercisable. The options expiring in 2002 are exercisable in annual increments of 33 1/3% commencing in November 1993 except options for 4,101 shares which were 100% exercisable in May 1993. The options expiring in 2003 are exercisable in annual increments of 33 1/3% commencing in November 1994 except options for 50,000 shares which are 100% exercisable in June 1994 and 300,000 shares which are 100% exercisable in March 1994. The options expiring in 2005 are 100% exercisable on June 6, 1995.

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

                        DECEMBER 31, 1994, 1993 AND 1992

     Option transactions under the 1979, 1984 and 1993 Plans during 1994, 1993 and 1992 were as follows:

                                                          1994          1993          1992
                                                        ---------     ---------     ---------
    Options outstanding beginning of year.............  3,525,176     3,016,530     2,933,500
    Options granted ($16.00 per share)
      Without SARs....................................    254,465     1,222,081       387,741
    Options cancelled ($7.42 -- $22.25 per share)
      With SARs.......................................       (510)      (16,134)       (6,420)
      Upon exercise of SARs...........................    (27,000)     (290,435)      (74,257)
      Without SARs....................................    (77,154)     (149,289)     (131,709)
    Options exercised ($7.42 -- $21.56 per share)
      Without SARs....................................   (262,379)     (200,960)      (69,310)
      With SARs cancelled.............................         --       (56,617)      (23,015)
                                                        ---------     ---------     ---------
    Options outstanding end of year...................  3,412,598     3,525,176     3,016,530
                                                        =========     =========     =========

(16) FINANCIAL HIGHLIGHTS BY PRINCIPAL BUSINESS OPERATIONS

     Financial highlights concerning the Company's principal business operations (industry segments) for the years ended December 31, 1994, 1993 and 1992 are as follows:

                                                               YEARS ENDED DECEMBER 31,
                                                      -------------------------------------------
                                                         1994            1993            1992
                                                      -----------     -----------     -----------
                                                                    (IN THOUSANDS)
Revenues:
  Savings and lending...............................  $ 3,283,310     $ 3,178,115     $ 3,542,441
  Mortgage banking..................................       88,873         127,509         160,799
  REI...............................................        1,997           2,672           3,775
  Corporate and other...............................        7,172          12,954         (11,179)
                                                      -----------     -----------     -----------
     Consolidated revenues..........................  $ 3,381,352     $ 3,321,250     $ 3,695,836
                                                      ===========     ===========     ===========
Operating income (loss) before taxes (benefit):
  Savings and lending...............................  $   527,753     $    40,698     $   333,915
  Mortgage banking..................................       42,747          38,544          80,486
  REI...............................................     (127,068)       (259,943)        (94,332)
  Corporate and other...............................      (32,762)        (39,365)        (30,455)
                                                      -----------     -----------     -----------
     Consolidated operating income (loss) before
       income taxes (benefit).......................  $   410,670     $  (220,066)    $   289,614
                                                      ===========     ===========     ===========
Assets:
  Savings and lending...............................  $53,359,056     $49,965,028     $47,095,846
  Mortgage banking..................................      222,705         617,111         796,762
  REI...............................................      439,767         511,129         699,703
  Corporate and other...............................     (295,746)       (222,023)       (451,804)
                                                      -----------     -----------     -----------
     Consolidated assets............................  $53,725,782     $50,871,245     $48,140,507
                                                      ===========     ===========     ===========

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

                        DECEMBER 31, 1994, 1993 AND 1992

(17) PARENT COMPANY FINANCIAL INFORMATION

     (See other Notes to Consolidated Financial Statements.)

                                                                        DECEMBER 31,
                                                                  -------------------------
                                                                     1994           1993
                                                                  ----------     ----------
                                                                       (IN THOUSANDS)
    CONDENSED STATEMENTS OF FINANCIAL CONDITION
    Assets:
      Cash and amounts due from banks...........................  $      567     $      120
      Securities purchased under agreements to resell...........          --        189,700
      Short-term investments due from Home Savings..............     242,959            379
      Other short-term investments..............................         485          2,007
                                                                  ----------     ----------
         Total cash and cash equivalents........................     244,011        192,206
      Other investment securities held to maturity..............      12,189             --
      Accounts and notes receivable from subsidiaries...........      14,498         10,086
      Refundable income taxes...................................      12,477         36,940
      Investment in Home Savings................................   3,163,659      2,963,556
      Investment in other subsidiaries..........................      67,557        188,490
      Other assets..............................................     126,318        111,654
                                                                  ----------     ----------
                                                                  $3,640,709     $3,502,932
                                                                  ==========     ==========
    Liabilities and Stockholders' Equity:
      Notes payable.............................................  $  646,241     $  515,403
      Accrued expenses and other liabilities....................      29,867         38,498
                                                                  ----------     ----------
         Total liabilities......................................     676,108        553,901
      Stockholders' equity......................................   2,964,601      2,949,031
                                                                  ----------     ----------
                                                                  $3,640,709     $3,502,932
                                                                  ==========     ==========

                                                             YEARS ENDED DECEMBER 31,
                                                        -----------------------------------
                                                          1994         1993          1992
                                                        --------     ---------     --------
                                                                  (IN THOUSANDS)
    CONDENSED STATEMENTS OF OPERATIONS
    Income:
      Cash dividends from Home Savings................  $160,000     $ 145,000     $160,000
      Cash dividends from other subsidiaries..........    89,950         8,000        5,100
      Interest........................................    11,626         8,675        2,542
      Other income....................................       694           630       (1,379)
                                                        --------     ---------     --------
                                                         262,270       162,305      166,263
                                                        --------     ---------     --------
    Expenses:
      Interest........................................    50,210        45,759       30,140
      General and administrative expenses.............    10,647        22,635        9,896
      Income tax benefit..............................   (31,939)      (24,409)     (17,466)
                                                        --------     ---------     --------
                                                          28,918        43,985       22,570
                                                        --------     ---------     --------
    Earnings before equity in undistributed net
      earnings (loss) of subsidiaries.................   233,352       118,320      143,693
    Equity in undistributed net earnings (loss) of
      subsidiaries....................................     4,006      (277,959)      60,376
                                                        --------     ---------     --------
         Net earnings (loss)..........................  $237,358     $(159,639)    $204,069
                                                        ========     =========     ========

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

                        DECEMBER 31, 1994, 1993 AND 1992

                                                                YEARS ENDED DECEMBER 31,
                                                          -------------------------------------
                                                            1994          1993          1992
                                                          ---------     ---------     ---------
                                                                     (IN THOUSANDS)
CONDENSED STATEMENTS OF CASH FLOWS
Cash flows from operating activities:
  Net earnings (loss)...................................  $ 237,358     $(159,639)    $ 204,069
  Adjustments to reconcile net earnings (loss) to net
     cash provided by operating activities:
     Equity in undistributed net (earnings) loss of
       subsidiaries.....................................     (4,006)      277,959       (60,376)
     Other, net.........................................      5,130       (52,034)        8,181
                                                          ---------     ---------     ---------
          Net cash provided by operating activities.....    238,482        66,286       151,874
                                                          ---------     ---------     ---------
Cash flows from investing activities:
  Purchase of interest in partnership from Home
     Savings............................................         --       (50,000)           --
  Purchase of real estate subsidiaries..................         --            --      (150,000)
  Capital contributions to Home Savings.................   (140,000)     (329,857)           --
  Net increase in notes receivable from subsidiaries....    (13,700)           --            --
  Purchase of other investment securities...............    (25,000)           --            --
  Maturities of other investment securities.............     12,811            --            --
  Other, net............................................     (3,119)       (1,087)        1,428
                                                          ---------     ---------     ---------
          Net cash used in investing activities.........   (169,008)     (380,944)     (148,572)
                                                          ---------     ---------     ---------
Cash flows from financing activities:
  Net proceeds from issuances of Preferred Stock........         --       469,135            --
  Dividends on Common Stock ($0.88 per share)...........   (102,948)     (102,804)     (102,305)
  Dividends on Preferred Stock..........................    (50,430)      (35,329)      (16,800)
  Net proceeds from issuance of Senior Debt.............         --            --       246,680
  Net proceeds from issuance of Subordinated Debt.......    123,668            --            --
  Proceeds from issuance of notes payable to
     subsidiaries.......................................      6,745        20,000            --
  Other, net............................................      5,296         4,887         1,858
                                                          ---------     ---------     ---------
          Net cash provided by (used in) financing
            activities..................................    (17,669)      355,889       129,433
                                                          ---------     ---------     ---------
Net increase (decrease) in cash and cash equivalents....     51,805        41,231       132,735
Cash and cash equivalents at beginning of year..........    192,206       150,975        18,240
                                                          ---------     ---------     ---------
Cash and cash equivalents at end of year................  $ 244,011     $ 192,206     $ 150,975
                                                          =========     =========     =========