Form 10-Q
period 1995-03-31
AHMANSON H F & CO /DE/
filed 1995-05-11
CIK 771667

                                 FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.   20549

            (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                 for the quarterly period ended March 31, 1995

        		                          OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         for the transition period from              to
                                         ------------    ------------
         Commission File Number                        1-8930
                                                   ------------------

	                     H. F. AHMANSON & COMPANY
            ------------------------------------------------------
     	      (Exact name of registrant as specified in its charter)

                 Delaware                    	        95-0479700
       ------------------------------             ---------------
      (State or other jurisdiction of	           (I.R.S. Employer
      incorporation or organization)	            Identification No.)

      4900 Rivergrade Road, Irwindale, California    	         91706
      -------------------------------------------            ---------
      (Address of principal executive offices)	             (Zip Code)

      Registrant's telephone number, including area code. (818) 960-6311
                                                           -------------
                      Exhibit Index appears on page:   26

               Total number of sequentially numbered pages:  27

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No    .
    ----    ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1995: $.01 par value - 117,110,979 shares.

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

H. F. AHMANSON & COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited) (in thousands)


Assets                                                        March 31, 1995       December 31, 1994
- ------                                                        --------------       -----------------
Cash and amounts due from banks                                $   610,028           $   782,678
Securities purchased under agreements to resell                    820,399               952,000
Other short-term investments                                        23,789               311,942
                                                               -----------           -----------
     Total cash and cash equivalents                             1,454,216             2,046,620
Other investment securities held to
  maturity [market value $269,222
  (March 31, 1995) and $270,187 (December 31, 1994)]               272,813               276,945
Other investment securities available for sale
  [amortized cost $10,703 (March 31, 1995) and
  $10,670 (December 31, 1994)]                                      10,441                10,117
Investment in stock of Federal Home
  Loan Bank (FHLB)                                                 467,908               439,891
Mortgage-backed securities (MBS)
  held to maturity [market value $11,100,809
  (March 31, 1995) and $10,013,827
  (December 31, 1994)]                                          11,198,413            10,339,864
MBS available for sale [amortized cost $2,343,046
  (March 31, 1995) and $2,539,504 (December 31, 1994)]           2,320,466             2,449,556
Loans receivable less allowance for
  losses of $391,105 (March 31, 1995)
  and $400,232 (December 31, 1994)                              36,092,689            35,992,566
Loans held for sale [market value $26,706
  (March 31, 1995) and $9,192
  (December 31, 1994)]                                              26,587                 9,179
Accrued interest receivable                                        160,088               212,947
Real estate held for development and
  investment (REI) less allowance for
  losses of $332,382 (March 31, 1995)
  and $333,825 (December 31, 1994)                                 323,179               313,316
Real estate owned held for sale (REO)
  less allowance for losses of
  $36,852 (March 31, 1995) and
  $44,726 (December 31, 1994)                                      189,146               161,948
Premises and equipment                                             610,237               614,817
Goodwill and other intangible assets                               461,465               468,542
Other assets                                                       307,035               314,853
Income taxes                                                         1,864                74,621
                                                               -----------           -----------
                                                               $53,896,547           $53,725,782
                                                               ===========           ===========

Liabilities and Stockholders' Equity
- ------------------------------------

Deposits                                                       $41,669,705           $40,655,016
Short-term borrowings under agreements
  to repurchase securities sold                                  1,826,949             2,253,805
Other short-term borrowings                                          5,188               100,000
FHLB and other borrowings                                        6,546,565             6,822,280
Other liabilities                                                  831,698               930,080
                                                               -----------           -----------
  Total liabilities                                             50,880,105            50,761,181
Stockholders' equity                                             3,016,442             2,964,601
                                                               -----------           -----------
                                                               $53,896,547           $53,725,782
                                                               ===========           ===========

H. F. AHMANSON & COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(dollars in thousands except per share data)

                                                                         For the Three
                                                                     Months Ended March 31,
                                                                   -------------------------
                                                                       1995          1994
                                                                   -----------   -----------
Interest income:
  Interest on real estate loans                                    $   630,791   $   587,143
  Interest on MBS                                                      220,087       124,166
  Interest and dividends on investments                                 43,105        27,443
                                                                   -----------   -----------
      Total interest income                                            893,983       738,752
                                                                   -----------   -----------

Interest expense:
  Deposits                                                             439,458       291,047
  Short-term borrowings                                                 49,518        43,335
  FHLB and other borrowings                                            109,763        53,765
                                                                   -----------   -----------
      Total interest expense                                           598,739       388,147
                                                                   -----------   -----------
      Net interest income                                              295,244       350,605
Provision for loan losses                                               26,544        75,512
                                                                   -----------   -----------
      Net interest income after provision for loan losses              268,700       275,093
                                                                   -----------   -----------
Other income:
  Gain on sales of MBS                                                     603         4,868
  Gain (loss) on sales of loans                                            231        (3,781)
  Loan servicing income                                                 12,966        16,024
  Other fee income                                                      23,972        26,885
  Gain on sales of investment securities                                    10            48
  Other operating income                                                (1,800)        1,377
                                                                   -----------   -----------
                                                                        35,982        45,421
                                                                   -----------   -----------
Other expenses:
  General and administrative expenses (G&A)                            182,752       191,769
  Operations of REI                                                      1,087         5,517
  Operations of REO                                                     21,053        27,078
  Amortization of goodwill and other intangible assets                   9,065         6,231
                                                                   -----------   -----------
                                                                       213,957       230,595
                                                                   -----------   -----------

Earnings before provision for income taxes                              90,725        89,919
Provision for income taxes                                              40,029        34,564
                                                                   -----------   -----------
Net earnings                                                       $    50,696   $    55,355
                                                                   ===========   ===========

Earnings per common share - primary and fully diluted              $      0.33   $      0.36
                                                                   ===========   ===========
Common shares outstanding, weighted average:
   Primary                                                         117,190,858   117,162,304
   Fully diluted                                                   117,190,858   128,976,542

Return on average assets                                                  0.37%         0.44%
Return on average equity                                                  6.78          7.49
Return on average tangible equity*                                        9.47          9.73
Ratio of G&A expenses to average assets                                   1.33          1.52



*Net earnings excluding amortization of goodwill and other intangible assets as a percentage of average equity excluding goodwill and other intangible assets.

H. F. AHMANSON & COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)


                                                                                      For The Three
                                                                                  Months Ended March 31,
                                                                                 ------------------------
                                                                                     1995         1994
                                                                                 -----------  -----------
Cash flows from operating activities:
 Net earnings                                                                    $    50,696  $    55,355
 Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
   Provision for losses on loans and real estate                                      36,157       88,697
   Proceeds from sales of loans originated for sale                                   43,449      385,126
   Loans originated for sale                                                         (53,511)    (253,974)
   Increase (decrease) in other liabilities                                         (155,005)      39,236
   Other, net                                                                         66,603      102,781
                                                                                 -----------  -----------
    Net cash provided by (used in) operating activities                              (11,611)     417,221
                                                                                 -----------  -----------

Cash flows from investing activities:
 Proceeds from sales of MBS available for sale                                       139,007      405,069
 Principal payments on loans                                                         430,766      924,923
 Principal payments on MBS                                                           242,153      200,367
 Loans originated for investment (net of refinances)                              (1,570,477)  (1,847,896)
 Loans purchased                                                                     (36,907)        (824)
 MBS purchased                                                                          (458)     (96,143)
 Proceeds from sales of REO                                                           74,546       67,838
 Other, net                                                                          (37,498)      53,858
                                                                                 -----------  -----------
    Net cash used in investing activities                                           (758,868)    (292,808)
                                                                                 -----------  -----------
Cash flows from financing activities:
 Net increase (decrease) in deposits                                                 977,539     (282,561)
 Net deposits purchased                                                               37,150         -
 Net increase (decrease) in borrowings maturing in 90 days or less                  (521,668)     496,385
 Proceeds from other borrowings                                                        7,404      647,461
 Repayment of other borrowings                                                      (283,982)  (1,078,677)
 Dividends to stockholders                                                           (38,368)     (38,325)
                                                                                 -----------  -----------
    Net cash provided by (used in) financing activities                              178,075     (255,717)
                                                                                 -----------  -----------
Net decrease in cash and cash equivalents                                           (592,404)    (131,304)

Cash and cash equivalents at beginning of period                                   2,046,620    3,530,128
                                                                                 -----------  -----------
Cash and cash equivalents at end of period                                       $ 1,454,216  $ 3,398,824
                                                                                 ===========  ===========


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                             BASIS OF PRESENTATION

	The preceding Condensed Consolidated Financial Statements present financial data of H. F. Ahmanson & Company and Subsidiaries. As used herein "Ahmanson" means H. F. Ahmanson & Company, a Delaware corporation, and the "Company" means Ahmanson and its subsidiaries. The Company is one of the largest residential real estate-oriented financial services companies in the United States, and is principally engaged in the savings bank business and related financial service activities. Home Savings of America, FSB ("Home Savings"), a wholly owned subsidiary of Ahmanson, is currently the largest savings institution in the United States.


                                   OVERVIEW

	During the first quarter of 1995, the Company recorded net earnings of $50.7 million, or $0.33 per common share, compared to $55.4 million, or $0.36 per common share, earned in the first quarter of 1994. The current quarter earnings reflect lower net interest income, substantially offset by reductions in the provision for loan losses and other expenses compared to the first quarter of 1994. While the net interest margin began to improve during the quarter, on average the net interest margin in the first quarter of 1995 was lower than the first quarter of 1994.

	Net interest income totaled $295.2 million for the first quarter of 1995 compared to $350.6 million in the first quarter of 1994. While the net interest margin decreased in January 1995, it improved in February and March 1995. For the first quarter of 1995, the net interest margin was 2.27%, compared to 2.96% in the first quarter of 1994 and 2.28% in the fourth quarter of 1994. At March 31, 1995, the net interest margin was 2.36%.

ASSET QUALITY

	Nonperforming assets were $878.6 million, or 1.63% of total assets, at March 31, 1995 compared to $957.6 million, or 1.89% of total assets, at March 31, 1994 and $843.0 million, or 1.57% of total assets, at December 31, 1994.

	During the first quarter of 1995, the Company provided $26.5 million for loan losses compared to $75.5 million in the first quarter of 1994. The first quarter of 1994 provision included $30 million for loan losses due to the Northridge earthquake in January 1994.

	At March 31, 1995, the allowance for loan losses and the allowance for losses on foreclosed real estate were $391.1 million and $36.9 million, respectively. The total allowances for losses on nonperforming assets equaled 46.7% of nonperforming assets at March 31, 1995, compared to 50.6% at March 31, 1994 and 50.1% at December 31, 1994.

	At March 31, 1995, the Company had $189.1 million in foreclosed properties, compared to $198.8 million at March 31, 1994 and $161.9 million at December 31, 1994.

	Real estate development assets, net of the allowance for losses, totaled $323.2 million at March 31, 1995, compared to $425.7 million at March 31, 1994 and $313.3 million at December 31, 1994. The increase from December 31, 1994 is due to the capitalization of construction costs as the Company continues to build out certain projects as part of the Company's disposition plan. The allowance for losses on real estate development assets totaled $332.4 million, or 50.7% of gross real estate assets at March 31, 1995.

OTHER EXPENSES

	General and administrative expenses as a percentage of average assets were 1.33% in the first quarter of 1995, compared to 1.52% in the first quarter of 1994. In the first quarter of this year, the Company recorded a $5.7 million rebate of Federal Deposit Insurance Corporation ("FDIC") premiums for the July 1, 1994 semi-annual assessment period. Without this one-time credit, the G&A ratio would have been 1.37%.

LOAN ORIGINATIONS

	The Company originated $1.7 billion of loans in the first quarter of 1995, compared to $2.3 billion in the year-ago quarter. In the first quarter of 1995, 76% of all originations were single family mortgages and 97% were adjustable rate mortgage loans ("ARMs"), including $73.8 million in ARMs tied to U.S. Treasury securities. Purchase loans accounted for 73% of the Company's first quarter 1995 originations, compared to 48% of the Company's first quarter 1994 originations. Single family originations in California accounted for 56% of the Company's single family production in the first quarter of 1995, compared to 65% in the first quarter of 1994.

DEPOSIT ACTIVITY

	At March 31, 1995, deposits totaled a record $41.7 billion, compared to $37.7 billion at March 31, 1994 and $40.7 billion at December 31, 1994. This $1.0 billion, or 2.5%, increase from December 31, 1994 is the result of deposit programs initiated through the retail branch system. In addition, the Company purchased deposits in California totaling $47.4 million and sold deposits in Ohio totaling $10.2 million during the first quarter of 1995. The Company intends to continue consideration of branch purchases and sales as opportunities to consolidate the Company's presence in key strategic markets.

CAPITAL

	Stockholders' equity reached a record of more than $3.0 billion at March 31, 1995. Home Savings of America's federal capital ratios continue to exceed regulatory requirements for well-capitalized institutions, the highest regulatory standard.

                             RESULTS OF OPERATIONS

NET INTEREST INCOME

     Net interest income was $295.2 million in the first quarter of 1995, a decrease of $55.4 million or 16%, compared to $350.6 million in the same period of 1994. The decrease reflects compression of the interest rate margin, which began to improve during the first quarter of 1995.

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

                                                      Three Months Ended March 31,
                                    -----------------------------------------------------------------
                                                  1995                             1994
                                    -------------------------------  --------------------------------
                                      Average               Average    Average               Average
                                      Balance    Interest     Rate     Balance     Interest    Rate
                                    ----------- ----------- -------  -----------  ---------- --------
                                                         (dollars in thousands)
Interest-earning assets:
  Loans                             $36,199,664    $630,791  6.97%   $37,146,720    $587,143  6.32%
  MBS                                13,066,555     220,087  6.74      7,329,272     124,166  6.78
                                    -----------    --------          -----------    --------
     Total loans and MBS             49,266,219     850,878  6.91     44,475,992     711,309  6.40
  Investment securities               2,832,541      43,105  6.09      2,903,126      27,443  3.78
                                    -----------    --------          -----------    --------
  Interest-earning assets            52,098,760     893,983  6.86     47,379,118     738,752  6.24
                                                   --------                         --------
Other assets                          2,855,378                        3,000,171
                                    -----------                      -----------
            Total assets            $54,954,138                      $50,379,289
                                    ===========                      ===========
Interest-costing liabilities:
  Deposits                          $41,341,968     439,458  4.25    $37,786,349     291,047  3.08
                                    -----------    --------          -----------    --------
  Borrowings:
     Short-term                       3,157,391      49,518  6.27      5,218,915      43,335  3.32
     FHLB and other                   6,553,498     109,763  6.70      3,356,678      53,765  6.41
                                    -----------    --------          -----------    --------
     Total borrowings                 9,710,889     159,281  6.56      8,575,593      97,100  4.53
                                    -----------    --------          -----------    --------
  Interest-costing liabilities       51,052,857     598,739  4.69     46,361,942     388,147  3.35
                                                   --------                         --------
Other liabilities                       911,178                        1,060,093
Stockholders' equity                  2,990,103                        2,957,254
                                    -----------                      -----------
            Total liabilities and
              stockholders' equity  $54,954,138                      $50,379,289
                                    ===========                      ===========
Excess interest-earning assets/
  Interest rate spread              $ 1,045,903              2.17    $ 1,017,176              2.89
                                    ===========                      ===========
Net interest income/
  Net interest margin                              $295,244  2.27                   $350,605  2.96
                                                   ========                         ========


     The following table presents the changes for the first quarter of 1995 from the first quarter of 1994 in the interest income and expense attributable to various categories of assets and liabilities for the Company as allocated to changes in average balances and changes in average rates. Because of numerous and simultaneous changes in both balances and rates from period to period, it is not possible to allocate precisely the effects thereof. For purposes of this table, the change due to volume is initially calculated as the current period change in average balance multiplied by the average rate during the preceding year's period and the change due to rate is calculated as the current period change in average rate multiplied by the average balance during the preceding year's period. Any change that remains unallocated after such calculations is allocated proportionately to changes in volume and changes in rates.

                                        Three Months Ended March 31,
                                              1995 Versus 1994
                                      -------------------------------
                                        Increase/(Decrease) Due to
                                      -------------------------------
                                       Volume       Rate       Total
                                      --------    --------   --------
                                              (in thousands)
Interest income on:
  Loans                               $(16,422)   $ 60,070   $ 43,648
  MBS                                   96,654        (733)    95,921
  Investments                           (1,073)     16,735     15,662
                                      --------    --------   --------
    Total interest income               79,159      76,072    155,231
                                      --------    --------   --------
Interest expense on:
  Deposits                              37,806     110,605    148,411
  Short-term borrowings                (32,356)     38,539      6,183
  FHLB and other borrowings             53,563       2,435     55,998
                                      --------    --------   --------
    Total interest expense              59,013     151,579    210,592
                                      --------    --------   --------
          Net interest income         $ 20,146    $(75,507)  $(55,361)
                                      ========    ========   ========

	Net interest income decreased $55.4 million, or 16%, in the first quarter of 1995 as compared to the first quarter of 1994 due to a decrease of 69 basis points in the net interest margin to 2.27% for the first quarter of 1995 from 2.96% for the first quarter of 1994, partially offset by an increase of $4.7 billion in average interest-earning assets. The increase in average interest-earning assets was primarily funded with interest-costing liabilities.

	The compression in the net interest margin for the first quarter of 1995 principally reflects the lag between changes in the monthly weighted average cost of funds for Federal Home Loan Bank ("FHLB") Eleventh District savings institutions as computed by the FHLB of San Francisco ("COFI") to which a majority of the Company's interest-earning assets are tied and changes in the repricing of the Company's interest-costing liabilities in a period of rising interest rates, and narrowing of the Company's funding advantage relative to COFI. The Company's cost of funds was 20 basis points and 33 basis points below the average of COFI of 4.89% and 3.68% during the respective first quarters of 1995 and 1994. In addition, provisions for losses of delinquent interest related to nonaccrual loans of $13.1 million and $11.3 million in the first quarter of 1995 and 1994, respectively, had the effect of reducing the net interest margin by ten basis points in each period.

	The Company believes that its net interest income is somewhat insulated from interest rate fluctuations within a fairly wide range primarily due to the adjustable rate nature of its loan and MBS portfolio. However, additional increases in rates could contribute to further compression of the net interest margin. In addition, substantially all ARMs originated since 1981 have maximum and minimum interest rates and all ARMs originated after 1987 have a maximum interest rate. In the event of sustained significant increases in rates, such maximum interest rates could also contribute to compression of the net interest margin. For information regarding the Company's strategies related to COFI and limiting its interest rate risk, see "Financial Condition-Asset/Liability Management."


PROVISION FOR LOAN LOSSES

     The provision for loan losses was $26.5 million in the first quarter of 1995, a decrease of $49.0 million or 65%, from the $75.5 million provision for the first quarter of 1994 which included $30 million representing the Company's estimated losses from real property damage sustained by its borrowers in the Northridge, California earthquake in January 1994. For additional information regarding the allowance for loan losses, see "Financial Condition - Asset Quality - Allowance for Loan Losses."


OTHER INCOME

	GAIN ON SALES OF MBS. During the first quarter of 1995, MBS totaling $138.4 million were sold for a pre-tax gain of $0.6 million compared to MBS totaling $400.2 million sold in the first quarter of 1994 for a pre-tax gain of $4.9 million.

	GAIN (LOSS) ON SALES OF LOANS. During the first quarter of 1995, loans originated for sale totaling $43.2 million were sold for a pre-tax gain of $0.2 million compared to loans totaling $387.3 million sold for a pre-tax loss of $3.8 million in the first quarter of 1994. The sales volume of mortgage loans originated for sale during the comparative periods was influenced principally by borrower demand for fixed rate loans, most of which the Company designates for sale in the secondary market.

	LOAN SERVICING INCOME. Loan servicing income was $13.0 million in the first quarter of 1995, a decrease of $3.0 million or 19% from $16.0 million in the first quarter of 1994. The decrease was primarily due to a $3.7 billion decline in the average portfolio of loans serviced for investors, partially offset by an increase of six basis points in the retained loan yield to 0.73%. The decline in the average portfolio of loans serviced for investors was primarily due to the sale of servicing rights related to $2 billion of fixed-rate single family loans in the fourth quarter of 1994. At March 31, 1995 and 1994, the portfolio of loans serviced for investors was $11.1 billion and $14.7 billion, respectively.

	OTHER FEE INCOME. Other fee income was $24.0 million in the first quarter of 1995, a decrease of $2.9 million or 11% from $26.9 million for the first quarter of 1994. The decrease was primarily due to a reduction of $1.9 million in investment and insurance services commissions.

	OTHER OPERATING INCOME. Other operating income was a net loss of $1.8 million in the first quarter of 1995, a decrease of $3.2 million from income of $1.4 million for the first quarter of 1994. The decrease was primarily due to the loss on sale of the remaining Ohio branch amounting to $1.6 million in the first quarter of 1995.

OTHER EXPENSES

	G&A EXPENSES. G&A expenses were $182.8 million in the first quarter of 1995, a decrease of $9.0 million or 5% from $191.8 million in the first quarter of 1994. The 5% decrease in the first quarter of 1995 was primarily due to a $7.9 million decrease in FDIC premiums and assessments, including a $5.7 million rebate of FDIC premiums recorded in the first quarter of 1995 for the July 1, 1994 semi-annual assessment period, and broadly-based efforts to reduce operating expenses. The ratio of G&A expenses to average assets (the "G&A ratio") decreased to 1.33% in the first quarter of 1995 compared to 1.52% in the first quarter of 1994, reflecting a 9% increase in average assets and the 5% decrease in G&A expenses.

	OPERATIONS OF REI. Losses from operations of REI were $1.1 million in the first quarter of 1995, a decrease of $4.4 million or 80% from $5.5 million in the first quarter of 1994. The decrease in losses was primarily due to gains of $0.5 million on sales of REI in the first quarter of 1995 compared to losses of $2.2 million on such sales in the first quarter of 1994.

	The Company intends to complete its withdrawal from real estate development activities as soon as practicable. Although the Company does not intend to acquire new properties, it intends to develop, hold and/or sell its current properties depending on economic conditions. The Company has certain projects with long-term holding and development periods. No new projects have been initiated since 1990. Although management believes the net realizable value ("NRV") of REI and the related allowance for losses are fairly stated, declines in NRV and additions to the allowance for losses could result from continued weakness in the specific project markets, changes in economic conditions, changes in the Company's cost of funds and revisions to project business plans, which may reflect decisions by the Company to accelerate the disposition of the properties.

	OPERATIONS OF REO. Losses from operations of REO were $21.1 million in the first quarter of 1995, a decrease of $6.0 million or 22% from $27.1 million for the first quarter of 1994. The decrease was primarily due to declines of $3.6 million in the provision for losses and $2.6 million in net losses on sales of REO properties. For additional information regarding REO, see "Financial Condition--Asset Quality--Nonperforming Assets and Potential Problem Loans."

	AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS. Amortization of goodwill and other intangible assets was $9.1 million for the first quarter of 1995, an increase of $2.9 million or 45% from $6.2 million for the first quarter of 1994, reflecting a net increase in the core deposit premium related to deposits acquired in late 1994 and the first quarter of 1995.

     PROVISION FOR INCOME TAXES. The changes in the provision for income taxes primarily reflect the changes in pre-tax earnings between the comparable periods. The effective tax rates for the first quarters of 1995 and 1994 were 44.1% and 38.4%, respectively, reflecting management's estimate of the Company's full year tax provision.

                               FINANCIAL CONDITION

     The Company's consolidated assets were $53.9 billion at March 31, 1995, an increase of $170.8 million or less than 1% from $53.7 billion at December 31, 1994. The loan and MBS portfolio grew $847.0 million or 2% to $49.6 billion during the first quarter of 1995, reflecting the reduced level of principal prepayments due to rising interest rates. The growth in the loan and MBS portfolio was funded primarily through excess liquidity and a net increase in interest-costing liabilities.

	The Company's primary asset generation business continues to be the origination of loans on residential real estate properties. The Company originated $1.7 billion in loans during the first quarter of 1995 compared to $2.3 billion during the first quarter of 1994. Loans on single family homes (one-to-four units) accounted for 76% of the total loan origination volume in the first quarter of 1995, with the balance on multi-family residential properties, and 97% of total originations were ARMs.

	In the first quarter of 1995, approximately 66% of loan originations were on properties located in California. At March 31, 1995, approximately 97% of the loan and MBS portfolio was secured by residential properties, including 79% secured by single family properties.

	The following table summarizes the Company's gross mortgage portfolio by state and property type at March 31, 1995:

                     Single Family          Multi-Family           Commercial and
                      Properties             Properties         Industrial Properties           Total
                ---------------------- ----------------------  ----------------------- -----------------------
                   Gross                  Gross                   Gross                  Gross
                  Mortgage    % of      Mortgage     % of        Mortgage     % of      Mortgage      % of
State            Portfolio  Portfolio   Portfolio  Portfolio    Portfolio   Portfolio   Portfolio   Portfolio
- -----           ----------- ---------- ----------- ----------  ------------ ---------- -----------  ----------
                                                    (dollars in thousands)
California      $27,763,447   70.44%   $8,100,759    91.34%    $1,239,104     73.36%   $37,103,310    74.25%
Florida           2,937,910    7.45        28,019     0.32          6,370      0.38      2,972,299     5.95
New York          2,175,965    5.52       292,669     3.30        210,205     12.44      2,678,839     5.36
Illinois          1,951,830    4.95       108,246     1.22         18,274      1.08      2,078,350     4.16
Texas             1,100,994    2.79        82,048     0.93         30,916      1.83      1,213,958     2.43
Other             3,485,707    8.85       257,467     2.89        184,216     10.91      3,927,390     7.85
                -----------            ----------              ----------              -----------   ------
                $39,415,853   78.87    $8,869,208    17.75     $1,689,085      3.38    $49,974,146   100.00%
                ===========            ==========              ==========              ===========   ======

	The loan and MBS portfolio includes approximately $6.9 billion in mortgage loans that were originated with loan to value ("LTV") ratios exceeding 80%, or 14% of the portfolio at March 31, 1995. Approximately 19% of loans originated during the first quarter of 1995 had LTV ratios in excess of 80%, all of which were loans on single family properties, including 6% with LTV ratios in excess of 90%. The Company takes the additional risk of originating loans with LTV ratios in excess of 80% into consideration in its loan underwriting and pricing policies.

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

	In order to manage the interest rate risk inherent in its portfolios of interest-earning assets and interest-costing liabilities, the Company has historically emphasized the origination of COFI ARMs for retention in the loan and MBS portfolio. During late 1994 the Company began offering ARMs which provide for interest rates that adjust based upon changes in the yields of U.S. Treasury securities ("Treasury ARMs"). The Company originated $73.8 million of Treasury ARMs during the first quarter of 1995. At March 31, 1995, 95.3% of the Company's $49.6 billion loan and MBS portfolio consisted of ARMs indexed primarily to COFI, compared to 95.1% of the $48.8 billion loan and MBS portfolio at December 31, 1994. The average factor above COFI on the Company's COFI ARM portfolio was 246 basis points at March 31, 1995, up two basis points from 244 basis points at December 31, 1994.

	Historically, the Company has maintained its cost of funds at a level below COFI. In a period of rising market interest rates, the favorable differential between the Company's cost of funds and COFI could decline, or become negative, which could result in compression of the Company's interest rate margin. Such a compression occurred in the rising interest rate environment during 1994. The margin compression began to improve during the first quarter of 1995.

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

     The following table presents the components of the Company's interest rate sensitive asset and liability portfolios by repricing periods (contractual maturity as adjusted for frequency of repricing) as of March 31, 1995:

                                                                       Repricing Periods
                                                  Percent -------------------------------------------------------------------
                                                    of        Within
                                        Balance    Total    6 Months   Months 7-12    1-5 Years    5-10 Years   Years Over 10
                                      ----------- ------- -----------  -----------   -----------   ----------   -------------
                                                                                (dollars in thousands)
Interest-earning assets:
Investment securities                 $ 1,595,350    3%   $ 1,322,543  $       -     $   272,807   $    -       $     -
Impact of hedging (LIBOR-indexed
  amortizing swaps)                          -               (134,172)         -         134,172        -             -
                                      -----------  ---    -----------  -----------   -----------   ----------   -----------
    Total investment securities         1,595,350    3      1,188,371          -         406,979        -             -
                                      -----------  ---    -----------  -----------   -----------   ----------   -----------

Loans and MBS
  MBS
    ARMs                               12,381,026   24     12,381,026          -            -           -             -
    Other                               1,137,853    2         22,147          -         590,600      85,058       440,048
  Loans
    ARMs                               34,922,309   68     33,526,189       378,860    1,017,260        -             -
    Other                               1,196,967    3        231,340        46,263      299,619     290,942       328,803
  Impact of hedging (interest
    rate swaps)                              -       -      1,396,120      (378,860)  (1,017,260)       -             -
                                      -----------  ---    -----------  ------------  -----------   ---------    ----------
    Total loans and MBS                49,638,155   97     47,556,822        46,263      890,219     376,000       768,851
                                      -----------  ---    -----------  ------------  -----------   ---------    ----------
        Total interest-earning assets $51,233,505  100%   $48,745,193  $     46,263  $ 1,297,198   $ 376,000    $  768,851
                                      ===========  ===    ===========  ============  ===========   =========    ==========
Interest-costing liabilities:
Deposits
  Transaction accounts                $12,209,355   24%   $12,209,355  $       -     $      -      $    -       $     -
  Term accounts                        29,460,350   59     14,260,923    10,568,753    4,619,600      11,034            40
                                      -----------  ---    -----------  ------------  -----------   ---------    ----------
    Total deposits                     41,669,705   83     26,470,278    10,568,753    4,619,600      11,034            40
                                      -----------  ---    -----------  ------------  -----------   ---------    ----------
Borrowings
  Short-term                            1,832,137    4      1,733,785        98,352         -           -             -
  FHLB and other                        6,546,565   13      4,845,949       126,707      839,074     728,050         6,785
                                      -----------  ---    -----------  ------------  -----------   ---------    ----------
    Total borrowings                    8,378,702   17      6,579,734       225,059      839,074     728,050         6,785
                                      -----------  ---    -----------  ------------  -----------   ---------    ----------
        Total interest-costing
          liabilities                 $50,048,407  100%   $33,050,012  $ 10,793,812  $ 5,458,674   $ 739,084    $    6,825
                                      ===========  ===    ===========  ============  ===========   =========    ==========
Hedge-adjusted interest-earning
  assets more/(less) than
  interest-costing liabilities        $ 1,185,098         $15,695,181  $(10,747,549) $(4,161,476)  $(363,084)   $  762,026
                                      ===========         ===========  ============  ===========   =========    ==========

Cumulative interest sensitivity gap                       $15,695,181  $  4,947,632  $   786,156   $ 423,072    $1,185,098
                                                          ===========  ============  ===========   =========    ==========
Percentage of hedge-adjusted
  interest-earning assets to
  interest-costing liabilities             102.37%
Percentage of cumulative interest
  sensitivity gap to total assets            2.20%


	The following table presents the interest rates, spread and margin at the end of the periods indicated:

                                       March 31,      December 31,
                                         1995            1994
                                       --------       ------------
Average yield on:
  Loans                                 7.22%            6.74%
  MBS                                   7.11             6.63

  Total loans and MBS                   7.19             6.71

  Investment securities                 5.76             5.85

    Interest-earning assets             7.15             6.68

Average rate paid on:

  Deposits                              4.51             4.05

  Borrowings:
    Short-term                          6.56             6.38
    FHLB and other                      6.88             6.65

  Total borrowings                      6.81 (1)         6.58 (1)

    Interest-costing liabilities        4.90             4.52

Interest rate spread                    2.25             2.16

Net interest margin                     2.36             2.24

(1) Includes the effect of miscellaneous borrowing costs of approximately, 0.26% and 0.27% as of March 31, 1995 and December 31, 1994, respectively.

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

	For the Company, loans collectively reviewed for impairment include all single family loans and performing multi-family and commercial and industrial real estate loans ("major loans") under $2 million, excluding loans which are individually reviewed based on specific criteria, such as delinquency, debt coverage, LTV ratio and condition of collateral property. The Company's impaired loans within the scope of such individual review include nonaccrual major loans (excluding those collectively reviewed for impairment), troubled debt restructurings ("TDRs"), and performing major loans and major loans less than 90 days delinquent ("other impaired major loans") which the Company believes will be collected in full, but which the Company believes it is probable will not be collected in accordance with the contractual terms of the loans.

	The following table presents nonperforming assets (nonaccrual loans and REO), TDRs and other impaired major loans, net of related specific loss allowances, by type as of the dates indicated:


                                          March 31,   December 31,   Increase
                                            1995          1994      (Decrease)
                                         -----------  ------------  -----------
                                                 (dollars in thousands)
Nonaccrual loans:
   Single family                           $ 578,186     $ 568,808    $   9,378
   Multi-family                               79,936        69,856       10,080
   Commercial and industrial
      real estate                             31,372        42,362      (10,990)
                                           ---------     ---------    ---------
                                             689,494       681,026        8,468
                                           ---------     ---------    ---------

REO:
   Single family                             163,501       135,357       28,144
   Multi-family                               17,294        14,181        3,113
   Commercial and industrial
      real estate                              8,351        12,410       (4,059)
                                           ---------     ---------    ---------
                                             189,146       161,948       27,198
                                           ---------     ---------    ---------
Total nonperforming assets:
   Single family                             741,687       704,165       37,522
   Multi-family                               97,230        84,037       13,193
   Commercial and industrial
      real estate                             39,723        54,772      (15,049)
                                           ---------     ---------    ---------
         Total                             $ 878,640     $ 842,974    $  35,666
                                           =========     =========    =========

TDRs:
   Single-family                           $  22,988     $  21,885    $   1,103
   Multi-family                               59,536        56,824        2,712
   Commercial and industrial
      real estate                             44,241        42,656        1,585
                                           ---------     ---------    ---------
         Total                             $ 126,765     $ 121,365    $   5,400
                                           =========     =========    =========

Other impaired major loans:
   Multi-family                            $   1,725     $  10,652    $  (8,927)
   Commercial and industrial
      real estate                              1,507         1,506            1
                                           ---------     ---------    ---------
                                           $   3,232     $  12,158    $  (8,926)
                                           =========     =========    =========
Ratio of nonperforming assets
   to total assets                              1.63%         1.57%
                                           =========     =========

Ratio of nonperforming assets
   and TDRs to total assets                     1.87%         1.79%
                                           =========      ========

Ratio of allowances for
   losses on loans and REO to
   nonperforming assets                        46.75%        50.12%
                                           =========      ========

	The amount of the net recorded investment in impaired loans for which there is a related specific allowance for losses was $80.6 million, net of an allowance of $28.0 million, at March 31, 1995 and $71.0 million, net of an allowance of $29.9 million, at December 31, 1994. The Company's total net recorded investment in impaired loans (excluding those collectively reviewed for impairment) was $203.8 million and $204.5 million at March 31, 1995 and December 31, 1994, respectively.

	The following table presents nonperforming assets, TDRs and other impaired major loans by state at March 31, 1995:

                            Nonperforming Assets
             ----------------------------------------------------
                                           Commercial                                   Other
                                              and                                     Impaired
             Single Family   Multi-Family  Industrial                                   Major
              Residential    Residential   Real Estate    Total          TDRs           Loans
             -------------   ------------  -----------  ---------   --------------   -----------
                                  (in thousands)
California     $603,124         $83,744      $28,497    $715,365       $ 62,312          $1,507
New York         42,496           2,784        2,512      47,792         41,559           1,725
Florida          30,242            -             178      30,420            290            -
Illinois         15,659           1,470        5,378      22,507          2,235            -
Texas             8,454             512           11       8,977          6,530            -
Other            41,712           8,720        3,147      53,579         13,839            -
               --------         -------      -------    --------       --------          ------
               $741,687         $97,230      $39,723    $878,640       $126,765          $3,232
               ========         =======      =======    ========       ========          ======

	Total nonperforming assets were $878.6 million at March 31, 1995, or a ratio of nonperforming assets to total assets of 1.63%, an increase of $35.7 million or 4% during the first quarter of 1995 from $843.0 million, or 1.57% of total assets at December 31, 1994. Single family nonperforming assets were $741.7 million at March 31, 1995, an increase of $37.5 million or 5% during the first quarter of 1995 primarily due to increases in California REO of $26.2 million and nonaccrual loans secured by California properties of $9.8 million.

	Multi-family nonperforming assets totaled $97.2 million at March 31, 1995, an increase of $13.2 million or 16% during the first quarter of 1995 primarily due to increases in California ($5.2 million), Georgia ($3.8 million) and New Jersey ($1.5 million). Commercial and industrial real estate nonperforming assets totaled $39.7 million at March 31, 1995, a decrease of $15.0 million or 27% during the first quarter of 1995 primarily due to decreases in California ($9.8 million), New York ($3.2 million) and New Jersey ($1.7 million).

	TDRs were $126.8 million at March 31, 1995, an increase of $5.4 million or 4% during the first quarter of 1995 from $121.4 million at December 31, 1994 primarily due to an increase in TDRs secured by properties in California ($2.6 million) and New York ($1.6 million). Other impaired major loans totaled $3.2 million at March 31, 1995, a decline of $8.9 million or 74% from $12.1 million at December 31, 1994 primarily due to a $6.4 million decrease in such loans secured by properties in California.

	The Company is continuing its efforts to reduce the amount of its nonperforming assets by aggressively pursuing loan delinquencies through the collection, workout and foreclosure processes and, if foreclosed, disposing rapidly of the REO. The Company sold $67.6 million of single family REO and $22.3 million of multi-family and commercial and industrial REO in the first quarter of 1995. In addition, the Company may, from time to time, offer packages of nonperforming assets for competitive bids.

	ALLOWANCE FOR LOAN LOSSES. Management believes the Company's allowance for loan losses is adequate at March 31, 1995. The Company's process for evaluating the adequacy of the allowance for loan losses has three basic elements: first, the identification of impaired loans; second, the establishment of appropriate loan loss allowances once individual specific impaired loans are identified; and third, a methodology for estimating loan losses based on the inherent risk in the remainder of the loan portfolio.
Based upon this process, consideration of the current economic environment and other factors, management determines what it considers to be an appropriate allowance for loan losses.

	The changes in the allowance for loan losses are as follows:

                                                Three Months Ended March 31,
                                                ----------------------------
                                                  1995                1994
                                                --------            --------
                                                   (dollars in thousands)
Beginning balance                               $400,232            $438,786
Provision for loan losses                         26,544              75,512
                                                --------            --------
                                                 426,776             514,298
                                                --------            --------
Charge-offs:
  Single family                                  (24,722)            (26,065)
  Multi-family                                   (10,129)            (19,160)
  Commercial and industrial real estate           (7,259)            (21,190)
                                                --------            --------
                                                 (42,110)            (66,415)
  Recoveries                                       6,439               5,254
                                                --------            --------
    Net charge-offs                              (35,671)            (61,161)
                                                --------            --------
Ending balance                                  $391,105            $453,137
                                                ========            ========
Ratio of net charge-offs to average
  loans and MBS outstanding during
  the periods (annualized)                          0.29%               0.55%
                                                    ====                ====

	Charge-offs on commercial and industrial real estate loans for the first quarter of 1995 include $6.3 million resulting from the foreclosure of one property in California. During the first quarter of 1994, sales of nonaccrual loans resulted in charge-offs of $8.7 million on multi-family properties and $13.4 million on commercial and industrial properties.

	The following table sets forth the allocation of the Company's allowance for loan losses by the percent of loans and MBS in each category at the dates indicated:

                              March 31, 1995        December 31, 1994
                           --------------------   ---------------------
                                      % of Loan               % of Loan
                                       and MBS                 and MBS
                           Allowance  Portfolio   Allowance   Portfolio
                           ---------  ---------   ---------   ---------
                                      (dollars in thousands)
Single family               $165,000     0.42%    $165,000       0.42%
Multi-family                 165,105     1.87      160,232       1.88
Commercial and
  industrial
  real estate                 61,000     3.63       75,000       4.34
                            --------              --------
                            $391,105     0.78     $400,232       0.81
                            ========              ========


 	It is possible that the Company's delinquent loans, nonaccrual loans, TDRs and other impaired major loans and REO may increase and that the Company may experience additional losses with respect to its real estate loan portfolio. Although the Company has taken this possibility into consideration in establishing its allowance for loan losses, future events may warrant changes to the allowance.

LIQUIDITY AND CAPITAL RESOURCES

	Liquidity consists of cash, cash equivalents and certain marketable securities which are not committed, pledged or required to liquidate specific liabilities. The liquidity portfolio, totaling approximately $1.6 billion at March 31, 1995, decreased $576.0 million or 27% from December 31, 1994 primarily due to a net increase in the loan and MBS portfolio of $847.0 million and a net reduction in borrowings of $797.4 million, partially offset by a net increase in deposits of $1.0 billion during the first quarter of 1995. Regulations of the Office of Thrift Supervision ("OTS") require each savings institution to maintain, for each calendar month, an average daily balance of liquid assets equal to at least 5% of the average daily balance of its net withdrawable accounts plus short-term borrowings during the preceding calendar month. OTS regulations also require each savings institution to maintain, for each calendar month, an average daily balance of short-term liquid assets (generally those having maturities of 12 months or less) equal to at least 1% of the average daily balance of its net withdrawable accounts plus short-term borrowings during the preceding calendar month. For March 1995 the average liquidity and average short-term liquidity ratios of Home Savings were 5.15% and 4.45%, respectively.

	Sources of additional liquidity consist primarily of positive cash flows generated from operations, the collection of principal payments and prepayments on loans and MBS and increases in deposits and borrowings.
Positive cash flows are also generated through the sale of MBS, loans and other assets for cash. Sources of borrowings may include borrowings from the FHLB, commercial paper and public debt issuances, borrowings under reverse repurchase agreements, commercial bank lines of credit and, under certain conditions, direct borrowings from the Federal Reserve System. The principal sources of cash inflows during the first quarter of 1995 were an increase in deposits, principal payments and prepayments on loans and MBS and proceeds from sales of loans and MBS.

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

	LOANS RECEIVABLE. The Company's primary use of cash is to fund internally generated mortgage loans. During the first quarter of 1995 cash of $1.6 billion was used to originate loans. Gross loan originations in the first quarter of 1995 of $1.7 billion included $1.6 billion of COFI ARMs with an average factor of 278 basis points above COFI, $73.8 million of Treasury ARMs and $57.1 million of fixed rate loans. Fixed rate loans originated and designated for sale represented approximately 3% of single family loan originations in the first quarter of 1995. Principal payments on loans were $430.8 million in the first quarter of 1995, a decrease of $494.2 million or 53% from $924.9 million in the first quarter of 1994.

	During the first quarter of 1995 the Company sold loans totaling $43.2 million. The Company designates certain loans as held for sale, including most of its fixed rate originations. At March 31, 1995, the Company had $26.6 million of loans held for sale.

	At March 31, 1995 the Company was committed to fund mortgage loans totaling $603.4 million, including $569.9 million or 94% in ARMs. The Company expects to fund such loans from its liquidity sources.

	MBS. During the first quarter of 1995 the Company sold $138.4 million of MBS, comprised of $27.9 million of fixed rate MBS and $110.5 million of ARM MBS. The Company designates certain MBS as available for sale. At March 31, 1995 the Company had $2.3 billion of MBS available for sale.

	During the first quarter of 1995 the Company securitized $1.0 billion of ARMs into private placement mortgage pass-through securities. The Company has the intent and ability to hold these MBS until maturity.

	DEPOSITS. Savings deposits were $41.7 billion at March 31, 1995, an increase of $1.0 billion or 2% during the first quarter of 1995, primarily reflecting a deposit inflow of $977.5 million. The deposit inflow reflects the Company's strategy to increase its term deposits by increasing rates offered on such deposits and reducing higher costing short-term borrowings. In addition, the Company purchased deposits totaling $47.4 million from two California financial institutions and sold deposits totaling $10.2 million in its remaining Ohio branch during the first quarter of 1995.

	During February 1995 the Company announced a definitive agreement with Household Bank, FSB to acquire its 52 retail branches in Southern California with deposits totaling $1.4 billion. The Company plans to consolidate 16 of the acquired branches with existing Home Savings branches. The acquisition is expected to be completed in the second quarter of 1995.

	The Company intends to continue consideration of branch purchases and sales as opportunities to consolidate the Company's presence in its key strategic markets. At March 31, 1995, 62% of the Company's deposits were in California, unchanged from December 31, 1994.

	BORROWINGS. Borrowings totaled $8.4 billion at March 31, 1995, a decrease of $797.4 million or 9% during the first quarter of 1995 reflecting reductions in short-term borrowings of $521.7 million and FHLB and other borrowings of $275.7 million.

	In April 1995, the Company had two issuances of medium term notes totaling $90 million. The notes will mature in five to seven years and have a weighted average interest rate of 7.67%. Such borrowings will be used for general corporate purposes.

	CAPITAL. Stockholders' equity was $3.0 billion at March 31, 1995, an increase of $51.8 million or 2% from December 31, 1994. The increase is primarily due to net earnings of $50.7 million and a decrease of $39.2 million in the net unrealized loss on securities available for sale, partially offset by dividends paid to common and preferred stockholders of $38.4 million. The aggregate unrealized loss on securities available for sale at March 31, 1995 was $13.2 million.

	The OTS has adopted regulations that contain a three-part capital standard requiring savings institutions to maintain "core" capital of at least 3% of adjusted total assets, tangible capital of at least 1.5% of adjusted total assets and risk-based capital of at least 8% of risk-weighted assets. Special rules govern the ability of savings institutions to include in their capital computations investments in subsidiaries engaged in activities not permissible for national banks, such as real estate development. In addition, institutions whose exposure to interest-rate risk as determined by the OTS is deemed to be above normal may be required to hold additional risk-based capital. Home Savings believes it does not have above-normal exposure to interest-rate risk.

	Under OTS regulations which implement the "prompt corrective action" system mandated by the Federal Deposit Insurance Corporation Improvement Act, an institution is well capitalized if its ratio of total capital to risk-weighted assets is 10% or more, its ratio of core capital to risk-weighted assets is 6% or more, its ratio of core capital to total assets is 5% or more and it is not subject to any written agreement, order or directive to meet a specified capital level. At March 31, 1995 Home Savings met these standards.

	Home Savings is in compliance with the OTS regulations. The following table shows the capital amounts and ratios of Home Savings at March 31, 1995:

                                                        Balance      Ratio
                                                       ----------   -------
                                                      (dollars in thousands)
Tangible/core capital (to adjusted total assets)       $2,759,263     5.19%
Core capital (to risk-weighted assets)                  2,759,263     8.56
Total risk-based capital                                3,758,697    11.66


	The regulatory capital requirements applicable to Home Savings are continuing to become more stringent as the amount of Home Savings' investment in real estate development subsidiaries includable in capital is phased out through July 1, 1996. Home Savings currently meets the requirements of the OTS regulations assuming the present application of the full phase-out provisions. At March 31, 1995 the capital ratios computed on this more stringent, "fully phased-in" basis were 5.12% for core and tangible capital and 11.57% for risk-based capital.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 121

	In March 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identified intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. As a result of this review, impaired assets would be adjusted to fair value. In addition, SFAS No. 121 requires that long-lived assets and certain identified intangibles intended for disposal be reported at the lower of carrying amount or fair value less selling costs. SFAS No. 121 must be adopted for financial statements for fiscal years beginning after December 15, 1995. The impact on the Company of adopting SFAS No. 121 is not expected to be material.

                       PART II.   OTHER INFORMATION



Item	6.	Exhibits and Reports on Form 8-K.
		---------------------------------

	(a)	Exhibits.

		11  Statement of Computation of Earnings per Share.


	(b)	Reports on Form 8-K.

		The Registrant filed with the Commission a Current Report on Form 8-K on April 5, 1995 with the respect to the commencement of the Registrant's medium term note program.

		The Registrant filed with the Commission a Current Report on Form 8-K on April 14, 1995 with respect to the Registrant's issuance of medium term notes.

                                   SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:	 May 11, 1995				H. F. Ahmanson & Company



	                                    /s/  Kevin M. Twomey
                                     -------------------------------
                                     Kevin M. Twomey
                                     Senior Executive Vice President
                                     and Chief Financial Officer
                                     (Authorized Signer)



                                         /s/  George Miranda
                                     -------------------------------
                                     George Miranda
                                     First Vice President and
                                     Principal Accounting Officer

                                 EXHIBIT INDEX


     Exhibit                                            Sequentially
     Number                 Description                 Numbered Page
     -------                -----------                 -------------

       11        Statement of Computation of Earnings
                  per Share.                                 27