Form 10-Q
period 1995-06-30
AHMANSON H F & CO /DE/
filed 1995-08-11
CIK 771667

                                 FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.   20549

        (X)       QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               for the quarterly period ended June 30, 1995

                                     OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         for the transition period from              to
                                         ------------    ------------
         Commission File Number                        1-8930
                                                   ------------------

                           H. F. AHMANSON & COMPANY
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)

                 Delaware                               95-0479700
       ------------------------------                 ---------------
      (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)                Identification No.)

      4900 Rivergrade Road, Irwindale, California              91706
      -------------------------------------------            ---------
     (Address of principal executive offices)                (Zip Code)

      Registrant's telephone number, including area code. (818) 960-6311
                                                           -------------
                      Exhibit Index appears on page:   30

               Total number of sequentially numbered pages:  ___

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No    .
    ----    ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1995: $.01 par value - 117,482,087 shares.

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

H. F. AHMANSON & COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited) (in thousands)



Assets                                            June 30, 1995     December 31, 1994
- ------                                            -------------     -----------------
Cash and amounts due from banks                   $   687,257           $   782,678
Securities purchased under
  agreements to resell                              1,099,000               952,000
Other short-term investments                           24,108               311,942
                                                  -----------           -----------
  Total cash and cash equivalents                   1,810,365             2,046,620
Other investment securities held to
  maturity [market value $259,463
  (June 30, 1995) and $270,187
  (December 31, 1994)]                                259,332               276,945
Other investment securities available
  for sale [amortized cost $9,197
  (June 30, 1995) and $10,670
  (December 31, 1994)]                                  9,159                10,117
Investment in stock of Federal Home
  Loan Bank (FHLB)                                    472,872               439,891
Mortgage-backed securities (MBS)
  held to maturity [market value
  $17,604,863 (June 30, 1995) and
  $10,013,827 (December 31, 1994)]                 17,358,836            10,339,864
MBS available for sale [amortized cost
  $879,860 (June 30, 1995) and
  $2,539,504 (December 31, 1994)]                     881,146             2,449,556
Loans receivable less allowance for
  losses of $389,927 (June 30, 1995) and
  $400,232 (December 31, 1994)                     30,445,955            35,992,566
Loans held for sale [market value
  $125,015 (June 30, 1995) and
  $9,192 (December 31, 1994)]                         123,415                 9,179
Accrued interest receivable                           153,699               212,947
Real estate held for development and
  investment (REI) less allowance for
  losses of $331,143 (June 30, 1995) and
  $333,825 (December 31, 1994)                        313,918               313,316
Real estate owned held for sale (REO)
  less allowance for losses of
  $35,824 (June 30, 1995) and
  $44,726 (December 31, 1994)                         191,524               161,948
Premises and equipment                                624,988               614,817
Goodwill and other intangible assets                  501,220               468,542
Other assets                                          289,926               314,853
Income taxes                                           35,761                74,621
                                                  -----------           -----------
                                                  $53,472,116           $53,725,782
                                                  ===========           ===========

Liabilities and Stockholders' Equity
- ------------------------------------
Deposits                                          $42,988,665           $40,655,016
Short-term borrowings under agreements
  to repurchase securities sold                       526,389             2,253,805
Other short-term borrowings                             3,452               100,000
FHLB and other borrowings                           6,169,705             6,822,280
Other liabilities                                     722,460               930,080
                                                  -----------           -----------
  Total liabilities                                50,410,671            50,761,181
Stockholders' equity                                3,061,445             2,964,601
                                                  -----------           -----------
                                                  $53,472,116           $53,725,782
                                                  ===========           ===========





H. F. AHMANSON & COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(dollars in thousands except per share data)

                                                        For the Three Months Ended       For the Six Months Ended
                                                                June 30,                         June 30,
                                                       ---------------------------      ---------------------------
                                                          1995            1994             1995            1994
                                                       -----------     -----------      -----------     -----------
Interest income:
  Interest on real estate loans                        $   615,281     $   548,572      $ 1,246,072     $ 1,135,715
  Interest on MBS                                          294,383         160,406          514,470         284,572
  Interest and dividends on investments                     39,901          33,722           83,006          61,165
                                                       -----------     -----------      -----------     -----------
      Total interest income                                949,565         742,700        1,843,548       1,481,452
                                                       -----------     -----------      -----------     -----------

Interest expense:
  Deposits                                                 484,778         287,315          924,236         578,362
  Short-term borrowings                                     45,143          52,441           94,661          95,776
  FHLB and other borrowings                                109,469          66,063          219,232         119,828
                                                       -----------     -----------      -----------     -----------
      Total interest expense                               639,390         405,819        1,238,129         793,966
                                                       -----------     -----------      -----------     -----------
      Net interest income                                  310,175         336,881          605,419         687,486
Provision for loan losses                                   25,465          33,069           52,009         108,581
                                                       -----------     -----------      -----------     -----------
      Net interest income after
        provision for loan losses                          284,710         303,812          553,410         578,905
                                                       -----------     -----------      -----------     -----------
Other income:
  Gain on sales of MBS                                       8,677            -               9,280           4,868
  Gain (loss) on sales of loans                              1,779          (6,254)           2,010         (10,035)
  Loan servicing income                                     14,896          14,994           27,862          31,018
  Other fee income                                          26,382          27,414           50,354          54,299
  Gain on sales of investment securities                       102            -                 112            -
  Other operating income                                     1,584             725             (216)          2,150
                                                       -----------     -----------      -----------     -----------
                                                            53,420          36,879           89,402          82,300
                                                       -----------     -----------      -----------     -----------
Other expenses:
  General and administrative expenses (G&A)                201,305         185,913          384,057         377,682
  Operations of REI                                          2,621           4,775            3,708          10,292
  Operations of REO                                         19,605          21,857           40,658          48,935
  Amortization of goodwill and other
    intangible assets                                        9,089           5,750           18,154          11,981
                                                       -----------     -----------      -----------     -----------
                                                           232,620         218,295          446,577         448,890
                                                       -----------     -----------      -----------     -----------
Earnings before provision for income taxes                 105,510         122,396          196,235         212,315
Provision for income taxes                                  43,276          48,855           83,305          83,419
                                                       -----------     -----------      -----------     -----------
Net earnings                                           $    62,234     $    73,541      $   112,930     $   128,896
                                                       ===========     ===========      ===========     ===========
Earnings per common share:
  Primary                                              $      0.42     $      0.52      $      0.74     $      0.88
  Fully diluted                                               0.42            0.51             0.74            0.87

Common shares outstanding, weighted average:
  Primary                                              118,054,317     117,198,628      117,742,947     117,205,981
  Fully diluted                                        129,932,055     129,071,985      129,951,435     129,102,867


Return on average assets                                      0.45%           0.58%            0.41%           0.51%
Return on average equity                                      8.19            9.97             7.49            8.72
Return on average tangible equity*                           11.05           12.51            10.27           11.12
Ratio of G&A expenses to average assets                       1.47            1.46             1.40            1.49

*Net earnings excluding amortization of goodwill and other intangible assets as a percentage of average equity excluding goodwill and other intangible assets.

H. F. AHMANSON & COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)


                                                                                 For The Six
                                                                            Months Ended June 30,
                                                                           ------------------------
                                                                              1995         1994
                                                                           -----------  -----------
Cash flows from operating activities:
 Net earnings                                                              $   112,930  $   128,896
 Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
   Provision for losses on loans and real estate                                71,533      136,495
   Proceeds from sales of loans originated for sale                            239,438      472,155
   Loans originated for sale                                                  (312,334)    (329,411)
   Increase (decrease) in other liabilities                                   (224,482)      74,171
   Other, net                                                                   21,298      152,933
                                                                           -----------  -----------
    Net cash provided by (used in) operating activities                        (91,617)     635,239
                                                                           -----------  -----------

Cash flows from investing activities:
 Proceeds from sales of MBS available for sale                               1,575,783      405,069
 Proceeds from sales of nonaccrual loans                                          -          57,700
 Principal payments on MBS                                                     487,583      574,186
 Principal payments on loans                                                   766,986    1,741,861
 Loans originated for investment (net of refinances)                        (2,812,001)  (4,413,198)
 MBS purchased                                                                    (458)    (518,810)
 Loans purchased                                                               (40,376)      (1,898)
 Proceeds from maturities of other investment securities                        22,627         -
 Proceeds from sales of investment securities available for sale                   165         -
 Other investment securities purchased                                          (3,460)    (332,630)
 Proceeds from sales of REO                                                    155,041      150,895
 Other, net                                                                    (75,087)      75,829
                                                                           -----------  -----------
    Net cash provided by (used in) investing activities                         76,803   (2,260,996)
                                                                           -----------  -----------
Cash flows from financing activities:
 Net increase (decrease) in deposits                                         1,044,545     (387,110)
 Net deposits purchased                                                      1,289,104         -
 Net increase (decrease) in borrowings maturing in 90 days or less          (1,823,964)     450,884
 Proceeds from other borrowings                                                122,176    2,110,162
 Repayment of other borrowings                                                (776,514)  (1,549,564)
 Dividends to stockholders                                                     (76,788)     (76,654)
                                                                           -----------  -----------
    Net cash provided by (used in) financing activities                       (221,441)     547,718
                                                                           -----------  -----------
Net decrease in cash and cash equivalents                                     (236,255)  (1,078,039)

Cash and cash equivalents at beginning of period                             2,046,620    3,530,128
                                                                           -----------  -----------
Cash and cash equivalents at end of period                                 $ 1,810,365  $ 2,452,089
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

                                   OVERVIEW

     For the second quarter of 1995, the Company recorded net earnings of $62.2 million, or $0.42 per fully diluted common share, a decline of $11.3 million from the second quarter of 1994, but an increase of $11.5 million from the first quarter of 1995. Second quarter net earnings when compared to the first quarter of 1995 reflected higher net interest income, due mainly to an expansion of 11 basis points in the net interest margin, higher gains on sales of loans and mortgage-backed securities and moderately lower credit costs. Partially off-setting these factors were higher general and administrative expenses.

     In the first six months of 1995, the Company earned $112.9 million, or $0.74 per fully diluted common share, compared to $128.9 million or $0.87 per fully diluted common share in the first six months of 1994.

     Net interest income totaled $310.2 million in the second quarter of 1995 compared to $336.9 million in the second quarter of 1994 and $295.2 million in the first quarter of 1995. For the second quarter of 1995, the net interest margin was 2.38% compared to 2.81% in the second quarter of 1994 and 2.27% in the first quarter of 1995. At June 30, 1995 the net interest margin was 2.45%. The Company's funding costs have remained relatively stable, while the 11th District Cost of Funds Index, to which most of the Company's assets are tied, continued to rise reflecting increases in funding costs in earlier months. This has lessened the negative effect of the repricing of this lagging index that the Company experienced late last year and in the first quarter of 1995 when market rates were rising rapidly.

ASSET QUALITY

     At June 30, 1995, nonperforming assets totaled $898.4 million, or 1.68% of total assets, compared to $943.2 million or 1.83% of total assets at June 30, 1994, and $878.6 million, or 1.63% of total assets, at March 31, 1995. Troubled debt restructurings totaled $141.3 million at June 30, 1995. The Company's ratio of allowances for losses to nonperforming assets was 45.6% at June 30, 1995, compared to 50.5% at June 30, 1994, and 46.7% at March 31, 1995.

     During the second quarter of 1995, the Company provided $25.5 million for loan losses, compared to $33.1 million in the second quarter of 1994 and $26.5 million in the first quarter of 1995. Net loan charge-offs for the second quarter totaled $26.6 million, compared to $39.1 million in the second quarter of 1994, and $35.7 million in the first quarter of 1995.

     Real estate development assets, net of the allowance for losses, totaled $313.9 million at June 30, 1995, compared to $411.9 million at June 30, 1994, and $323.2 million at March 31, 1995. The allowance for losses on real estate development assets totaled $331.1 million, or 51.3% of gross real estate assets at June 30, 1995.

OTHER INCOME

     In the second quarter of 1995, other income was $53.4 million, compared to $36.9 million in the second quarter of 1994, and $36.0 million in the first quarter of 1995. The Company's other income was bolstered by $10.5 million from the gains on the sale of loans and mortgage-backed securities. All fixed rate loans are originated for sale. The Company sold $1.4 billion in adjustable rate mortgage-backed securities available for sale at a gain of $8.7 million, in preparation for the sale of its New York deposit franchise to GreenPoint Bank.

     Effective April 1, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights, an Amendment to FASB No. 65." The overall impact on the Company's financial statements of adopting SFAS No. 122 was an increase in net earnings for the quarter and first six months of 1995 of $1.2 million, or $0.01 per fully diluted common share. Results from prior periods have not been restated.

OTHER EXPENSES

     G&A expenses totaled $201.3 million in the second quarter of 1995, compared to $185.9 million in the second quarter of 1994 and $182.8 million in the first quarter of 1995. The majority of the increase in G&A, compared to the first quarter of 1995, was due to costs associated with various new business development efforts currently underway, the acquisition and operating costs of new branch systems, and the fact that the first quarter of 1995 included a rebate of $5.7 million in Federal Deposit Insurance Corporation ("FDIC") premiums.

     G&A expenses as a percentage of average assets were 1.47% in the second quarter of 1995, compared to 1.46% in the second quarter of 1994 and 1.33% in the first quarter of 1995. For the first six months of 1995, the G&A ratio was 1.40% compared to 1.49% for the first six months of 1994. Expressed as an efficiency ratio that measures G&A expenses as a percentage of net interest income and loan servicing and other fee income, the operating efficiency ratio was 57.3% in the second quarter of 1995, compared to 49.0% in the second quarter of 1994 and 55.0% in the first quarter of 1995.

LOAN ORIGINATIONS

     The Company originated $1.6 billion of residential mortgages in the second quarter of 1995, compared to $2.8 billion in the second quarter of 1994 and $1.7 billion in the first quarter of 1995. Of the second quarter 1995 production, 82% were adjustable rate mortgage loans ("ARMs"), compared to 97% in both the second quarter of 1994 and the first quarter of 1995. In the second quarter of 1995, 13% of the Company's ARM originations were tied to U.S. Treasury securities ("Treasury ARMs"), reflecting the Company's goal of diversifying its mortgage portfolio.

     Purchase loans represented 74.4% of the total second quarter 1995 originations, compared to 58.5% in the second quarter of 1994, and 73.2% in the first quarter of 1995. The Company's pipeline of loans in process totaled $1.2 billion at June 30, 1995, with 73.1% being ARMs.

     In late May 1995, the Company launched its consumer lending program and took in over 600 home equity loan applications in the second quarter. The average balance of applications received was $28,000. The Company funded $544,000 in consumer home equity loans during the quarter. There were approximately 550 loan applications totaling $15.6 million in the consumer loan pipeline. A full menu of consumer loan products will be available through all Home Savings' branches by year-end 1995.

DEPOSIT ACTIVITY

     At the end of the second quarter of 1995, the Company had total deposits of $43.0 billion. Included in that total was $1.2 billion of deposits acquired from Household Bank on June 16, 1995. In that transaction Home Savings also acquired 52 branches, 16 of which were consolidated with existing Home Savings offices.

     On May 15, 1995, the Company announced that Home Savings had agreed to sell its New York retail deposit branch system, consisting of 60 branches and $8.3 billion in deposits, to GreenPoint Bank for a premium of approximately $660 million, or 8%. That transaction is subject to regulatory approval and is expected to close in the third or fourth quarter of 1995.

CAPITAL

     At June 30, 1995, Home Savings' federal capital ratios continued to exceed regulatory requirements for well-capitalized institutions, the highest regulatory standard.

                             RESULTS OF OPERATIONS


NET INTEREST INCOME

     Net interest income was $310.2 million in the second quarter of 1995, a decrease of $26.7 million or 8%, and was $605.4 million in the first six months of 1995, a decrease of $82.1 million or 12%, compared to the same periods of 1994, reflecting compression of the net interest margin. The compression began to abate in the first quarter of 1995 and the net interest margin continued to expand during the second quarter of 1995 as yields increased on the Company's ARM portfolio while the Company's funding costs were relatively stable.

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

                                                           Three Months Ended June 30,
                                           ---------------------------------------------------------------
                                                        1995                             1994
                                           ------------------------------- -------------------------------
                                             Average              Average    Average              Average
                                             Balance    Interest    Rate     Balance    Interest    Rate
                                           ----------- ----------  ------  ----------- ----------  ------
                                                                 (dollars in thousands)
Interest-earning assets:
  Loans                                    $33,185,030  $ 615,281   7.42%  $34,881,306  $ 548,572   6.29%
  MBS                                       16,377,757    294,383   7.19    10,223,672    160,406   6.28
                                           -----------  ---------          -----------  ---------
     Total loans and MBS                    49,562,787    909,664   7.34    45,104,978    708,978   6.29
  Investment securities                      2,617,970     39,901   6.10     2,875,652     33,722   4.69
                                           -----------  ---------          -----------  ---------
  Interest-earning assets                   52,180,757    949,565   7.28    47,980,630    742,700   6.19
                                                        ---------                       ---------
Other assets                                 2,689,533                       2,921,484
                                           -----------                     -----------
            Total assets                   $54,870,290                     $50,902,114
                                           ===========                     ===========
Interest-costing liabilities:
  Deposits                                 $41,829,971    484,778   4.64   $37,443,943    287,315   3.07
                                           -----------  ---------          -----------  ---------
  Borrowings:
     Short-term                              2,801,128     45,143   6.45     5,156,044     52,441   4.07
     FHLB and other                          6,331,260    109,469   6.92     4,250,717     66,063   6.22
                                           -----------  ---------          -----------  ---------
       Total borrowings                      9,132,388    154,612   6.77     9,406,761    118,504   5.04
                                           -----------  ---------          -----------  ---------
  Interest-costing liabilities              50,962,359    639,390   5.02    46,850,704    405,819   3.46
                                                        ---------                       ---------
Other liabilities                              867,614                       1,101,692
Stockholders' equity                         3,040,317                       2,949,718
                                           -----------                     -----------
            Total liabilities and
              stockholders' equity         $54,870,290                     $50,902,114
                                           ===========                     ===========
Excess interest-earning assets/
  Interest rate spread                     $ 1,218,398              2.26   $ 1,129,926              2.73
                                           ===========                     ===========
Net interest income/
  Net interest margin                                   $ 310,175   2.38                $ 336,881   2.81
                                                        =========                       =========



                                                              Six Months Ended June 30,
                                           ---------------------------------------------------------------
                                                        1995                             1994
                                           ------------------------------- -------------------------------
                                             Average              Average    Average              Average
                                             Balance    Interest    Rate     Balance    Interest    Rate
                                           ----------- ----------- ------  ----------- ----------- ------
                                                                 (dollars in thousands)
Interest-earning assets:
  Loans                                    $34,684,019  $1,246,072  7.19%  $36,007,754  $1,135,715  6.31%
  MBS                                       14,731,303     514,470  6.98     8,784,467     284,572  6.48
                                           -----------   ---------         -----------  ----------
     Total loans and MBS                    49,415,322   1,760,542  7.13    44,792,221   1,420,287  6.34
  Investment securities                      2,724,663      83,006  6.09     2,889,313      61,165  4.23
                                           -----------  ----------         -----------  ----------
  Interest-earning assets                   52,139,985   1,843,548  7.07    47,681,534   1,481,452  6.21
                                                        ----------                      ----------
Other assets                                 2,771,997                       2,960,618
                                           -----------                     -----------
            Total assets                   $54,911,982                     $50,642,152
                                           ===========                     ===========
Interest-costing liabilities:
  Deposits                                 $41,587,318     924,236  4.44   $37,614,200    578,362   3.08
                                           -----------  ----------         -----------  ----------
  Borrowings:
     Short-term                              2,978,276      94,661  6.36     5,187,306     95,776   3.69
     FHLB and other                          6,441,765     219,232  6.81     3,806,168    119,828   6.30
                                           -----------  ----------         -----------  ----------
       Total borrowings                      9,420,041     313,893  6.66     8,993,474    215,604   4.79
                                           -----------  ----------         -----------  ----------
  Interest-costing liabilities              51,007,359   1,238,129  4.85    46,607,674    793,966   3.41
                                                        ----------                      ----------
Other liabilities                              889,589                       1,079,717
Stockholders' equity                         3,015,034                       2,954,761
                                           -----------                     -----------
            Total liabilities and
              stockholders' equity         $54,911,982                     $50,642,152
                                           ===========                     ===========
Excess interest-earning assets/
  Interest rate spread                     $ 1,132,626              2.22   $ 1,073,860              2.80
                                           ===========                     ===========
Net interest income/
  Net interest margin                                   $ 605,419   2.32                $ 687,486   2.88
                                                        =========                       =========

     The following table presents the changes for the second quarter and first six months of 1995 from the respective periods of 1994 in the interest income and expense attributable to various categories of assets and liabilities for the Company as allocated to changes in average balances and changes in average rates. Because of numerous and simultaneous changes in both balances and rates from period to period, it is not possible to allocate precisely the effects thereof. For purposes of this table, the change due to volume is initially calculated as the current period change in average balance multiplied by the average rate during the preceding year's period and the change due to rate is calculated as the current period change in average rate multiplied by the average balance during the preceding year's period. Any change that remains unallocated after such calculations is allocated proportionately to changes in volume and changes in rates.

                               Three Months Ended June 30,            Six Months Ended June 30,
                             --------------------------------    ----------------------------------
                                    1995 Versus 1994                     1995 Versus 1994
                                Increase/(Decrease) Due to           Increase/(Decrease) Due to
                             ---------------------------------   ----------------------------------
                              Volume       Rate        Total       Volume       Rate       Total
                             ---------   ---------   ---------   ----------  ----------  ----------
                                                        (in thousands)
Interest income on:
  Loans                       $(31,295)   $ 98,004   $  66,709   $ (47,378)  $ 157,735   $ 110,357
  MBS                          110,701      23,276     133,977     207,899      21,999     229,898
  Investments                   (3,912)     10,091       6,179      (5,010)     26,851      21,841
                              --------    --------   ---------   ---------   ---------   ---------
    Total interest income       75,494     131,371     206,865     155,511     206,585     362,096
                              --------    --------   ---------   ---------   ---------   ---------
Interest expense on:
  Deposits                      50,780     146,683     197,463      88,689     257,185     345,874
  Short-term borrowings        (37,989)     30,691      (7,298)    (78,640)     77,525      (1,115)
  FHLB and other borrowings     35,971       7,435      43,406      89,702       9,702      99,404
                              --------    --------   ---------   ---------   ---------   ---------
    Total interest expense      48,762     184,809     233,571      99,751     344,412     444,163
                              --------    --------   ---------   ---------   ---------   ---------
          Net interest income $ 26,732    $(53,438)  $ (26,706)  $  55,760   $(137,827)  $ (82,067)
                              ========    ========   =========   =========   =========   =========

     Net interest income decreased $26.7 million, or 8%, in the second quarter of 1995 as compared to the second quarter of 1994 due to a decrease of 43 basis points in the net interest margin to 2.38% for the second quarter of 1995 from 2.81% for the second quarter of 1994, partially offset by an increase of $4.2 billion in average interest-earning assets. The decrease of $82.1 million, or 12%, in net interest income for the first six months of 1995 as compared to the same period of 1994 reflects a decline of 56 basis points in the net interest margin to 2.32% for the 1995 period from 2.88% for the 1994 period, partially offset by an increase of $4.5 billion in average interest-earning assets. The increases in average interest-earning assets were primarily funded with interest-costing liabilities.

     In addition, provisions for losses of delinquent interest related to nonaccrual loans of $12.9 million and $10.1 million in the second quarter of 1995 and 1994, respectively, had the effect of reducing the net interest margin by ten basis points and eight basis points in the respective periods. Such provisions came to $26.0 million in the first six months of 1995 and $21.4 million in the first six months of 1994, reducing the net interest margin by ten basis points and nine basis points, respectively.

     The compression in the net interest margin for the 1995 second quarter and six month periods compared to the prior year's periods principally reflects the lag between changes in the monthly weighted average cost of funds for Federal Home Loan Bank ("FHLB") Eleventh District savings institutions as computed by the FHLB of San Francisco ("COFI") to which a majority of the Company's interest-earning assets are tied and changes in the repricing of the Company's interest-costing liabilities in a period of rising interest rates, and narrowing of the Company's funding advantage relative to COFI. However, the net interest margin expanded 11 basis points to 2.38% in the second quarter from 2.27% for the first quarter of 1995. During the second quarter of 1995, the Company's funding costs remained relatively stable while the yields on COFI-indexed assets continued to rise. The Company's cost of funds was 11 basis points and 27 basis points below the average of COFI of 5.13% and 3.73% during the second quarter of 1995 and 1994, respectively. During the first six months of 1995 and 1994, the Company's cost of funds was 16 basis points and 30 basis points below the average of COFI of 5.01% and 3.71% for the respective 1995 and 1994 periods.

     The Company believes that its net interest income is somewhat insulated from interest rate fluctuations within a fairly wide range primarily due to the adjustable rate nature of its loan and MBS portfolio. However, increases in rates could contribute to compression of the net interest margin. In addition, substantially all ARMs originated since 1981 have maximum and minimum interest rates and all ARMs originated after 1987 have a maximum interest rate. In the event of sustained significant increases in rates, such maximum interest rates could also contribute to compression of the net interest margin. For information regarding the Company's strategies related to COFI and limiting interest rate risk, see "Financial Condition - Asset/Liability Management."


PROVISION FOR LOAN LOSSES

     The provision for loan losses was $25.5 million in the second quarter of 1995, a decrease of $7.6 million or 23% from the $33.1 million provision for the second quarter of 1994. The provision for loan losses was $52.0 million in the first six months of 1995, a decrease of $56.6 million or 52% from the $108.6 million provision for the first six months of 1994 which included $30 million representing the Company's estimated losses from real property damage sustained by its borrowers in the Northridge, California earthquake in January 1994. For additional information regarding the allowance for loan losses, see "Financial Condition - Asset Quality - Allowance for Loan Losses."


OTHER INCOME

     GAIN ON SALES OF MBS. During the second quarter of 1995, MBS totaling $1.4 billion were sold for a pre-tax gain of $8.7 million. There were no sales of MBS in the second quarter of 1994. During the first six months of 1995, MBS totaling $1.6 billion were sold for a pre-tax gain of $9.3 million, compared to a pre-tax gain of $4.9 million on sales of MBS totaling $400.2 million in the first six months of 1994.

     GAIN (LOSS) ON SALES OF LOANS. During the second quarter of 1995, loans originated for sale totaling $193.5 million were sold for a pre-tax gain of $1.8 million as compared to such loans totaling $113.1 million sold for a pre-tax loss of $6.3 million in the second quarter of 1994. In the first six months of 1995, loans originated for sale totaling $236.8 million were sold for a pre-tax gain of $2.0 million compared to such loans totaling $480.6 million sold for a pre-tax loss of $10.0 million in the first six months of 1994.

     The Company adopted SFAS No. 122 effective April 1, 1995. Results from prior periods have not been restated. In accordance with SFAS No. 122, the Company capitalizes mortgage servicing rights ("MSR") related to mortgage loans originated for sale. The total cost of the mortgage loans originated for sale is allocated to the MSR and the mortgage loans without the MSR based on their relative fair values. The MSR are amortized over the servicing period as a component of net loan servicing income.

     The adoption of SFAS No. 122 resulted in MSR of $3.2 million, which is included in "Other assets" in the Consolidated Statement of Financial Condition, and increased the "Gain on sale of loans" by $2.0 million for the 1995 second quarter and six month periods. The MSR are periodically evaluated for impairment based on the fair value of the MSR. There was no impairment of these MSR recognized at June 30, 1995.

     LOAN SERVICING INCOME. During the first six months of 1995 loan servicing income was $27.9 million, a decrease of $3.2 million or 10% from $31.0 million in the first six months of 1994. The decrease was primarily due to a $3.4 billion decline in the average portfolio of loans serviced for investors, partially offset by an increase of six basis points in the retained loan yield. The decline in the average portfolio of loans serviced for investors was primarily due to the sale of servicing rights related to $2 billion of fixed-rate single family loans in the fourth quarter of 1994. At June 30, 1995 and 1994, the portfolio of loans serviced for investors was $12.1 billion and $14.2 billion, respectively.

     OTHER FEE INCOME. Other fee income was $50.4 million for the first six months of 1995, a decrease of $3.9 million or 7% from $54.3 million for the same period of 1994. The decrease was primarily due to a decline of $3.6 million in investment and insurance services commissions.

     OTHER OPERATING INCOME. During the first six months of 1995, other operating income was a net loss of $0.2 million, a decrease of $2.4 million from income of $2.2 million for the same period of 1994. The decrease was primarily due to the loss on sale of the remaining Ohio branch amounting to $1.6 million in the first quarter of 1995.


OTHER EXPENSES

     G&A EXPENSES. G&A expenses were $201.3 million in the second quarter of 1995, an increase of $15.4 million or 8% from $185.9 million in the second quarter of 1994 and were $384.1 million for the first six months of 1995, an increase of $6.4 million or 2% from $377.7 million for the same period of 1994. The increases were primarily due to costs associated with various new business development efforts currently underway, the acquisition and operating costs of new retail deposit branch systems and lower net deferred loan origination costs related to the lower volume of loans originated during the 1995 periods. The increase in the first six months of 1995 was partially offset by a $5.7 million rebate of FDIC premiums recorded in the first quarter of 1995 for the July 1, 1994 semi-annual assessment period.

     The ratio of G&A expenses to average assets (the "G&A ratio") was 1.47% in the second quarter of 1995 compared to 1.46% in the second quarter of 1994, an increase of one basis point reflecting the 8% increase in G&A expenses, partially offset by an increase of 8% in average assets. The G&A ratios for the first six months of 1995 and 1994 were 1.40% and 1.49%, respectively, which reflects an 8% increase in average assets, partially offset by the 2% increase in G&A expenses.

     OPERATIONS OF REI. Losses from operations of REI were $2.6 million in the second quarter of 1995, a decrease of $2.2 million or 45% from $4.8 million in the second quarter of 1994. The decrease reflects a net gain on sales of REI of $0.7 million for the second quarter of 1995, compared to a net loss on sales of $3.5 million for the second quarter of 1994, and a decrease in provision for losses of $4.4 million, partially offset by an increase in net operating expense of $6.4 million. Losses from operations of REI were $3.7 million for the first six months of 1995, a decrease of $6.6 million or 64% from $10.3 million compared to the same period of 1994 primarily due to the net gain on sales of $1.2 million for the first six months of 1995 compared to a net loss of $5.6 million for the same period of 1994.

     The Company intends to continue its progress toward a withdrawal from real estate development activities as soon as practicable. Although the Company does not intend to acquire new properties, it intends to develop, hold and/or sell its current properties depending on economic conditions. The Company has certain projects with long-term holding and development periods. No new projects have been initiated since 1990. Although management believes the net realizable value ("NRV") of REI and the related allowance for losses are fairly stated, declines in NRV and additions to the allowance for losses could result from continued weakness in the specific project markets, changes in economic conditions, changes in the Company's cost of funds and revisions to project business plans, which may reflect decisions by the Company to accelerate the disposition of the properties.

     OPERATIONS OF REO. Losses from operations of REO were $19.6 million in the second quarter of 1995, a decrease of $2.3 million or 10% from $21.9 million for the second quarter of 1994. The decrease was primarily due to declines of $1.6 million in net losses on sales. For the first six months of 1995, losses from operations of REO were $40.7 million, a decrease of $8.3 million or 17% from $48.9 million for the same period of 1994, reflecting declines of $4.2 million in losses on sales of REO properties and $4.0 million in the provision for losses.

     AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS. Amortization of goodwill and other intangible assets for the second quarter of 1995 was $9.1 million, an increase of $3.3 million or 58% from $5.8 million for the second quarter of 1994. For the first six months of 1995 amortization of goodwill and other intangible assets was $18.2 million, an increase of $6.2 million or 52% from $12.0 million for the same period of 1994, reflecting a net increase in the core deposit premium related to deposits acquired in late 1994 and the first six months of 1995.

     PROVISION FOR INCOME TAXES. The changes in the provision for income taxes primarily reflect the changes in pre-tax earnings between the comparable periods. The effective tax rates for the second quarters of 1995 and 1994 were 41.0% and 39.9%, respectively. For the comparable six month periods, the effective tax rates were 42.5% in 1995 and 39.3% in 1994, reflecting management's estimate of the Company's full year tax provision.


                             FINANCIAL CONDITION

     The Company's consolidated assets were $53.5 billion at June 30, 1995, a decrease of $253.7 million or less than 1% from $53.7 billion at December 31, 1994. The Company's primary asset generation business continues to be the origination of loans on residential real estate properties. The Company originated $3.3 billion in loans in the first six months of 1995 compared to $5.2 billion in the first six months of 1994. Loans on single family homes (one-to-four units) accounted for 78% of the total loan origination volume in the first six months of 1995, with the balance on multi-family residential properties, and 89% of total originations were ARMs. In the first six months of 1995, 8% of the Company's ARM originations were Treasury ARMs.

     In the first six months of 1995, 66% of loan originations were on properties located in California. At June 30, 1995, approximately 97% of the loan and MBS portfolio was secured by residential properties, including 78% secured by single family properties.

     The following table summarizes the Company's gross mortgage portfolio by state and property type at June 30, 1995:


                     Single Family          Multi-Family           Commercial and
                      Properties             Properties         Industrial Properties           Total
                ---------------------- ----------------------  ----------------------- -----------------------
                   Gross                  Gross                   Gross                  Gross
                  Mortgage    % of      Mortgage     % of        Mortgage     % of      Mortgage      % of
State              Loans    Portfolio     Loans    Portfolio      Loans     Portfolio    Loans      Portfolio
- -----           ----------- ---------- ----------- ----------  ------------ ---------- -----------  ----------
                                                    (dollars in thousands)

California      $26,724,056   69.61%   $8,330,033    91.72%    $1,231,325     74.09%   $36,285,414    73.85%
Florida           2,903,485    7.56        27,917     0.31          6,308      0.38      2,937,710     5.98
New York          2,165,806    5.64       285,632     3.15        208,909     12.57      2,660,347     5.41
Illinois          1,977,048    5.15       105,768     1.16         18,129      1.09      2,100,945     4.28
Texas             1,154,763    3.01        82,252     0.91         30,301      1.82      1,267,316     2.58
Other             3,465,014    9.03       250,039     2.75        166,999     10.05      3,882,052     7.90
                -----------            ----------              ----------              -----------   ------
                $38,390,172   78.14    $9,081,641    18.48     $1,661,971      3.38    $49,133,784   100.00%
                ===========            ==========              ==========              ===========   ======

     The loan and MBS portfolio includes approximately $6.8 billion in mortgage loans that were originated with loan to value ("LTV") ratios exceeding 80%, or 14% of the portfolio at June 30, 1995. Approximately 20% of loans originated during the first six months of 1995 had LTV ratios in excess of 80%, all of which were loans on single family properties including 6% with LTV ratios in excess of 90%. The Company takes the additional risk of originating loans with LTV ratios in excess of 80% into consideration in its loan underwriting and pricing policies.


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

     In order to manage the interest rate risk inherent in its portfolios of interest-earning assets and interest-costing liabilities, the Company has emphasized the origination of COFI ARMs for retention in the loan and MBS portfolio. During late 1994 the Company began offering ARMs which provide for interest rates that adjust based upon changes in the yields of U. S. Treasury securities. The Company originated $236.5 million of these Treasury ARMs during the first six months of 1995. At June 30, 1995, 95.1% of the Company's $48.8 billion loan and MBS portfolio consisted of ARMs indexed primarily to COFI, unchanged from 95.1% of the $48.8 billion loan and MBS portfolio at December 31, 1994. The average factor above COFI on the Company's COFI ARM portfolio was 247 basis points at June 30, 1995, up three basis points from 244 basis points at December 31, 1994.

     Historically, the Company has maintained its cost of funds at a level below COFI. In a period of rising market interest rates, the favorable differential between the Company's cost of funds and COFI could decline, or become negative, which could result in compression of the Company's interest rate margin. Such a compression occurred in the rising interest rate environment during 1994. The margin compression began to improve during the first quarter of 1995, with continuing improvement in the second quarter of 1995 as the Company's cost of funds have remained relatively stable, while COFI continued to rise.

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

     The following table presents the components of the Company's interest rate sensitive asset and liability portfolios by repricing periods (contractual maturity as adjusted for frequency of repricing) as of June 30, 1995:

                                                                                   Repricing Periods
                                                  Percent -------------------------------------------------------------------
                                                    of        Within
                                        Balance    Total    6 Months   Months 7-12    1-5 Years    5-10 Years   Years Over 10
                                      ----------- ------- -----------  -----------   -----------   ----------   -------------
                                                                                (dollars in thousands)
Interest-earning assets:
Investment securities                 $ 1,864,471    4%   $ 1,607,635  $      -      $   256,836   $    -         $   -
Impact of hedging (LIBOR-indexed
  amortizing swaps)                          -       -       (124,419)        -          124,419        -             -
                                      -----------  ---    -----------  -----------   -----------   ---------      --------
    Total investment securities         1,864,471    4      1,483,216         -          381,255        -             -
                                      -----------  ---    -----------  -----------   -----------   ---------      --------

Loans and MBS
  MBS
    ARMs                               17,122,105   34     17,122,105         -             -           -             -
    Other                               1,117,877    2         21,329       62,206       560,206      44,625       429,511
  Loans
    ARMs                               29,306,310   58     28,062,450      425,400       818,460        -             -
    Other                               1,263,060    2        240,019       48,591       315,099     305,527       353,824
  Impact of hedging (interest
    rate swaps)                              -       -      1,243,860     (425,400)     (818,460)       -             -
                                      -----------  ---    -----------  -----------   -----------   ---------      --------
    Total loans and MBS                48,809,352   96     46,689,763      110,797       875,305     350,152       783,335
                                      -----------  ---    -----------  -----------   -----------   ---------      --------
        Total interest-earning assets $50,673,823  100%   $48,172,979  $   110,797   $ 1,256,560   $ 350,152      $783,335
                                      ===========  ===    ===========  ===========   ===========   =========      ========
Interest-costing liabilities:
Deposits
  Transaction accounts                $12,775,073   26%   $12,775,073  $      -      $      -      $    -         $   -
  Term accounts                        30,213,592   61     17,375,497    8,898,165     3,924,253      15,636            41
                                      -----------  ---    -----------  -----------   -----------   ---------      --------
    Total deposits                     42,988,665   87     30,150,570    8,898,165     3,924,253      15,636            41
                                      -----------  ---    -----------  -----------   -----------   ---------      --------
Borrowings
  Short-term                              529,841    1        529,841         -             -           -             -
  FHLB and other                        6,169,705   12      3,310,954      694,581     1,339,262     818,152         6,756
                                      -----------  ---    -----------  -----------   -----------   ---------      --------
    Total borrowings                    6,699,546   13      3,840,795      694,581     1,339,262     818,152         6,756
                                      -----------  ---    -----------  -----------   -----------   ---------      --------
        Total interest-bearing
          liabilities                 $49,688,211  100%   $33,991,365  $ 9,592,746   $ 5,263,515   $ 833,788      $  6,797
                                      ===========  ===    ===========  ===========   ===========   =========      ========
Hedge-adjusted interest-earning
  assets more/(less) than
  interest-costing liabilities        $   985,612         $14,181,614  $(9,481,949)  $(4,006,955)  $(483,636)     $776,538
                                      ===========         ===========  ===========   ===========   =========      ========

Cumulative interest sensitivity gap                       $14,181,614  $ 4,699,665   $   692,710   $ 209,074      $985,612
                                                          ===========  ===========   ===========   =========      ========
Percentage of hedge-adjusted
  interest-earning assets
  to interest-costing liabilities          101.98%
Percentage of cumulative interest
  sensitivity gap to total assets            1.84%

     The following table presents the interest rates and spreads at the end of the periods indicated:

                                       June 30,       December 31,
                                         1995            1994
                                       --------       ------------
Average yield on:
  Loans                                 7.48%            6.74%
  MBS                                   7.33             6.63

  Total loans and MBS                   7.42             6.71

  Investment securities                 6.01             5.85

    Interest-earning assets             7.37             6.68

Average rate paid on:

  Deposits                              4.72             4.05

  Borrowings:
    Short-term                          6.70             6.38
    FHLB and other                      6.99             6.65

  Total borrowings                      6.97 (1)         6.58 (1)

    Interest-bearing liabilities        5.02             4.52

Interest rate spread                    2.35             2.16

Net interest margin                     2.45             2.24


(1) Includes the effect of miscellaneous borrowing costs of approximately 0.32% and 0.27% as of June 30, 1995 and December 31, 1994, respectively.


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

     The following table presents nonperforming assets (nonaccrual loans and REO), TDRs and other impaired major loans, net of related specific loss allowances, by type as of the dates indicated:


                                            June 30,    December 31,  Increase
                                             1995          1994      (Decrease)
                                          -----------   -----------  -----------
                                                 (dollars in thousands)
Nonaccrual loans:
   Single family                           $ 570,577     $ 568,808    $   1,769
   Multi-family                              101,217        69,856       31,361
   Commercial and industrial
      real estate                             35,117        42,362       (7,245)
                                           ---------     ---------    ---------
                                             706,911       681,026       25,885
                                           ---------     ---------    ---------
REO:
   Single family                             166,163       135,357       30,806
   Multi-family                               18,008        14,181        3,827
   Commercial and industrial
      real estate                              7,353        12,410       (5,057)
                                           ---------     ---------    ---------
                                             191,524       161,948       29,576
                                           ---------     ---------    ---------
Total nonperforming assets:
   Single family                             736,740       704,165       32,575
   Multi-family                              119,225        84,037       35,188
   Commercial and industrial
      real estate                             42,470        54,772      (12,302)
                                           ---------     ---------    ---------
         Total                             $ 898,435     $ 842,974    $  55,461
                                           =========     =========    =========
TDRs:
   Single family                           $  37,844     $  21,885    $  15,959
   Multi-family                               60,906        56,824        4,082
   Commercial and industrial
      real estate                             42,516        42,656         (140)
                                           ---------     ---------    ---------
         Total                             $ 141,266     $ 121,365    $  19,901
                                           =========     =========    =========
Other impaired major loans:
   Multi-family                            $  11,231     $  10,652    $     579
   Commercial and industrial
      real estate                              4,820         1,506        3,314
                                           ---------     ---------    ---------
                                           $  16,051     $  12,158    $   3,893
                                           =========     =========    =========
Ratio of nonperforming assets
   to total assets                              1.68%         1.57%
                                           =========     =========
Ratio of nonperforming assets
   and TDRs to total assets
                                                1.94%         1.79%
                                           =========     =========
Ratio of allowances for
   losses on loans and REO to
   nonperforming assets                        45.57%        50.12%
                                           =========     =========

     The amount of the net recorded investment in impaired loans for which there is a related specific allowance for losses was $104.8 million, net of an allowance of $34.8 million, at June 30, 1995 and $71.0 million, net of an allowance of $29.9 million, at December 31, 1994. The Company's total net recorded investment in impaired loans (excluding those collectively reviewed for impairment) was $245.8 million and $204.5 million at June 30, 1995 and December 31, 1994, respectively.

     The following table presents nonperforming assets, TDRs and other impaired major loans by state at June 30, 1995:

                            Nonperforming Assets
             ----------------------------------------------------
                                           Commercial                                   Other
                                              and                                     Impaired
             Single Family   Multi-Family  Industrial                                   Major
              Residential    Residential   Real Estate    Total          TDRs           Loans
             -------------   ------------  -----------  ---------   --------------   -----------
                                  (in thousands)
California     $598,390        $106,390      $30,814    $735,594      $ 78,185         $15,024
Florida          30,434            -             179      30,613           419            -
New York         42,990           4,109        2,358      49,457        40,281            -
Illinois         16,319           3,611        5,300      25,230         1,533            -
Texas             9,181             473         -          9,654         6,565            -
Other            39,426           4,642        3,819      47,887        14,283           1,027
               --------        --------      -------    --------      --------         -------
               $736,740        $119,225      $42,470    $898,435      $141,266         $16,051
               ========        ========      =======    ========      ========         =======

     Total nonperforming assets were $898.4 million at June 30, 1995, or a ratio of nonperforming assets to total assets of 1.68%, an increase of $55.5 million or 7% during the first six months of 1995 from $843.0 million, or 1.57% of total assets, at December 31, 1994. Single family nonperforming assets were $736.7 million at June 30, 1995, an increase of $32.6 million or 5% primarily due to increases in California REO of $26.5 million and nonaccrual loans secured by California properties of $4.8 million.

     Multi-family nonperforming assets were $119.2 million at June 30, 1995, an increase of $35.2 million or 42% during the first six months of 1995 primarily due to increases in California ($27.9 million), Illinois ($3.1 million) and New Jersey ($1.5 million). Commercial and industrial real estate nonperforming assets were $42.5 million at June 30, 1995, a decrease of $12.3 million or 22% during the first six months of 1995 primarily due to declines in California ($7.5 million), New York ($3.3 million) and New Jersey ($1.1 million).

     TDRs were $141.3 million at June 30, 1995, an increase of $19.9 million or 16% from $121.4 million at December 31, 1994 primarily due to increases in TDRs secured by properties in California ($18.5 million) and New Jersey ($1.1 million). Other impaired major loans totaled $16.1 million at June 30, 1995, an increase of $3.9 million or 32% from $12.2 million at December 31, 1994 primarily due to a $7.1 million increase in such loans secured by properties in California, partially offset by a decrease of $1.7 million in New York.

     The Company is continuing its efforts to reduce the amount of its nonperforming assets by aggressively pursuing loan delinquencies through the collection, workout and foreclosure processes and, if foreclosed, disposing rapidly of the REO. The Company sold $145.7 million of single family REO and $40.2 million of multi-family and commercial and industrial REO in the first six months of 1995. In addition, the Company may, from time to time, offer packages of nonperforming assets for competitive bids.

     ALLOWANCE FOR LOAN LOSSES. Management believes the Company's allowance for loan losses is adequate at June 30, 1995. The Company's process for evaluating the adequacy of the allowance for loan losses has three basic elements: first, the identification of impaired loans; second, the establishment of appropriate loan loss allowances once individual specific impaired loans are identified; and third, a methodology for estimating loan losses based on the inherent risk in the remainder of the loan portfolio. Based upon this process, consideration of the current economic environment and other factors, management determines what it considers to be an appropriate allowance for loan losses.

     The changes in and a summary by type of the allowance for loan losses are as follows:

                                      Three Months Ended June 30,     Six Months Ended June 30,
                                      ---------------------------     -------------------------
                                        1995            1994            1995            1994
                                      ---------       ---------       ---------       ---------
                                                       (dollars in thousands)
Beginning balance                     $391,105        $453,137        $400,232        $438,786
Provision for loan losses               25,465          33,069          52,009         108,581
                                      --------        --------        --------        --------
                                       416,570         486,206         452,241         547,367
                                      --------        --------        --------        --------
Charge-offs:
  Single family                        (19,441)        (30,582)        (44,163)        (56,647)
  Multi-family                         (13,211)        (17,468)        (23,340)        (36,628)
  Commercial and industrial
    real estate                         (1,090)         (4,931)         (8,349)        (26,121)
                                      --------        --------        --------        --------
                                       (33,742)        (52,981)        (75,852)       (119,396)
  Recoveries                             7,099          13,873          13,538          19,127
                                      --------        --------        --------        --------
    Net charge-offs                    (26,643)        (39,108)        (62,314)       (100,269)
                                      --------        --------        --------        --------
Ending balance                        $389,927        $447,098        $389,927        $447,098
                                      ========        ========        ========        ========
Ratio of net charge-offs to average
  loans and MBS outstanding during
  the periods (annualized)                0.22%           0.35%           0.25%           0.45%
                                          ====            ====            ====            ====


     Gross charge-offs on commercial and industrial real estate loans for the first six months of 1995 include $6.3 million resulting from the foreclosure of one property in California. During the first six months of 1994, sales of nonaccrual loans resulted in charge-offs of $6.0 million on single family properties, $8.7 million on multi-family properties and $13.4 million on commercial and industrial properties.

     The following table sets forth the allocation of the Company's allowance for loan losses by the percent of loans and MBS in each category at the dates indicated:


                         June 30, 1995        December 31, 1994
                      --------------------   --------------------
                                 % of Loan              % of Loan
                                  and MBS                and MBS
                      Allowance  Portfolio   Allowance  Portfolio
                      ---------  ---------   ---------  ---------
                                (dollars in thousands)
Single family         $175,000     0.45%     $165,000     0.42%
Multi-family           154,999     1.71       160,232     1.88
Commercial and
  industrial
  real estate           59,928     3.62        75,000     4.34
                      --------               --------
                      $389,927     0.79      $400,232     0.81
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

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity consists of cash, cash equivalents and certain marketable investment securities and MBS which are not committed, pledged or required to liquidate specific liabilities. The liquidity portfolio, totaling approximately $3.3 billion at June 30, 1995, increased $1.2 billion or 54% from December 31, 1994 primarily due to a net increase of $2.3 billion in deposits and the creation of $1.4 billion of liquidity-qualifying MBS, partially offset by a net reduction in borrowings of $2.5 billion during the first six months of 1995. Regulations of the Office of Thrift Supervision ("OTS") require each savings institution to maintain, for each calendar month, an average daily balance of liquid assets equal to at least 5% of the average daily balance of its net withdrawable accounts plus short-term borrowings during the preceding calendar month. OTS regulations also require each savings institution to maintain, for each calendar month, an average daily balance of short-term liquid assets (generally those having maturities of 12 months or less) equal to at least 1% of the average daily balance of its net withdrawable accounts plus short-term borrowings during the preceding calendar month. For June 1995 the average liquidity and average short-term liquidity ratios of Home Savings were 5.61% and 3.36%, respectively.

     Sources of additional liquidity consist primarily of positive cash flows generated from operations, the collection of principal payments and prepayments on loans and MBS and increases in deposits and borrowings. Positive cash flows are also generated through the sale of MBS, loans and other assets for cash. Sources of borrowings may include borrowings from the FHLB, commercial paper and public debt issuances, borrowings under reverse repurchase agreements, commercial bank lines of credit and, under certain conditions, direct borrowings from the Federal Reserve System. The principal sources of cash inflows during the first six months of 1995 were an increase in deposits, principal payments and prepayments on loans and MBS and proceeds from sales of loans and MBS.

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

     LOANS RECEIVABLE. The Company's primary use of cash is to fund internally generated mortgage loans. During the first six months of 1995 cash of $3.1 billion was used to originate loans. Gross loan originations of $3.3 billion in the first six months of 1995 included $2.7 billion of COFI ARMs with an average factor of 277 basis points above COFI, $236.5 million of Treasury ARMs and $347.2 million of fixed rate loans. Fixed rate loans originated and designated for sale represented approximately 11% of single family loan originations in the first six months of 1995. Principal payments on loans were $767.0 million in the first six months of 1995, a decrease of $974.9 million or 56% from $1.7 billion in the first six months of 1994.

     During the first six months of 1995 the Company sold loans totaling $236.8 million. The Company designates certain loans as held for sale, including most of its fixed rate originations. At June 30, 1995 the Company had $123.4 million of loans held for sale.

     At June 30, 1995 the Company was committed to fund mortgage loans totaling $589.3 million, of which $392.0 million or 66% were COFI ARMs, $39.4 million or 7% were Treasury ARMs and $157.9 million or 27% were fixed rate loans. The Company expects to fund such loans from its liquidity sources.

     MBS. During the first six months of 1995 the Company sold $1.6 billion of MBS available for sale, comprised of $1.5 billion of ARM MBS and $27.9 million of fixed rate MBS. Such sales included $1.4 billion of ARM MBS sold during the second quarter of 1995 in preparation for the pending sale of the Company's New York deposit franchise to GreenPoint Bank. The Company designates certain MBS as available for sale. At June 30, 1995 the Company had $881.1 million of MBS available for sale.

     In May 1995 the Company securitized $6.4 billion of COFI ARMs into Federal Home Loan Mortgage Corporation collateralized mortgage obligations. An additional $1.0 billion of ARMs were securitized into private placement mortgage pass-through securities during the first quarter of 1995. These MBS increase the Company's access to less expensive collateralized borrowings. The Company has the intent and ability to hold these MBS until maturity.

     DEPOSITS. Savings deposits were $43.0 billion at June 30, 1995, an increase of $2.3 billion or 6% from $40.7 billion at December 31, 1994, primarily reflecting deposits purchased of $1.3 billion and a net deposit inflow of $1.0 billion. On June 16, 1995, the Company completed the purchase of $1.2 billion in deposits from Household Bank, FSB for a deposit premium of approximately 4%. As a result of this purchase, the Company acquired 52 retail branches in Southern California of which 16 were consolidated with existing Home Savings branches. The Company also purchased deposits totaling $64.3 million from three other California financial institutions, for an average deposit premium of approximately 2%, and sold deposits totaling $10.2 million in its remaining Ohio branch during the first six months of 1995. In addition, the net deposit inflow reflected the Company's strategy to increase certain term and money market deposit accounts by increasing rates offered on such deposits and reducing higher costing short-term borrowings.

     On May 15, 1995, Home Savings announced that it had signed a definitive agreement with GreenPoint Bank to sell its New York retail deposit branch system, with deposits totaling approximately $8.3 billion in 60 branches as of June 30, 1995. The purchase price represents a deposit premium of approximately $660 million or 8%. Goodwill and other intangibles associated with the branches, totaling approximately $110.3 million at June 30, 1995, will be written off. The estimated after-tax gain, net of related expenses and goodwill write-off, will be approximately $240 million.

     The Company intends to fund the sale with excess liquidity and a combination of new borrowings and disposition of securities. The Company will also utilize funds generated from the acquisition of the $1.2 billion in deposits from Household Bank. As a result of the sale and related funding transactions, the Company's total assets are expected to decline by approximately $3.0 billion.

     Excluding the after-tax gain on sale of the New York branch system, the effect of the transactions on future operations is expected to be approximately earnings neutral. Future deployment of capital generated by the transaction is expected to be accretive to earnings per share. Reductions in the Company's net interest income and fee income are expected to be offset by reductions in G&A expenses and goodwill amortization. The sale is subject to regulatory approval and is expected to be completed during the third or fourth quarter of 1995.

     The Company intends to continue consideration of branch purchases and sales as opportunities to consolidate the Company's presence in its key strategic markets. At June 30, 1995, 63% of the Company's total deposits were in California, compared to 62% at December 31, 1994.

     BORROWINGS. Borrowings totaled $6.7 billion at June 30, 1995, a decrease of $2.5 billion or 27% from $9.2 billion at December 31, 1994 reflecting reductions in short-term borrowings of $1.8 billion and FHLB and other borrowings of $652.6 million.

     In the first six months of 1995, the Company had three issuances of medium term notes totaling $115 million. The notes will mature in three to seven years and have a weighted average interest rate of 7.42%. Such borrowings will be used for general corporate purposes.

     CAPITAL. Stockholders' equity was $3.1 billion at June 30, 1995, an increase of $96.8 million or 3% from December 31, 1994. The increase is primarily due to net earnings of $112.9 million and a net change of $53.2 million to a net unrealized gain on securities available for sale, partially offset by dividends paid to common and preferred stockholders of $76.8 million. The net unrealized gain on securities available for sale at June 30, 1995 was $0.7 million.

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

     Under OTS regulations which implement the "prompt corrective action" system mandated by the Federal Deposit Insurance Corporation Improvement Act, an institution is well capitalized if its ratio of total capital to risk-weighted assets is 10% or more, its ratio of core capital to risk-weighted assets is 6% or more, its ratio of core capital to total assets is 5% or more and it is not subject to any written agreement, order or directive to meet a specified capital level. At June 30, 1995 Home Savings met these standards.

     Home Savings is in compliance with the OTS capital regulations. The following table shows the capital amounts and ratios of Home Savings at June 30, 1995:

                                                        Balance      Ratio
                                                       ----------   -------
                                                      (dollars in thousands)
Tangible capital (to adjusted total assets)            $2,768,863     5.26%
Core capital (to adjusted total assets)                 2,780,690     5.28
Core capital (to risk-weighted assets)                  2,780,690     8.41
Total risk-based capital                                3,786,137    11.45


     The regulatory capital requirements applicable to Home Savings are continuing to become more stringent as the amount of Home Savings' investment in real estate development subsidiaries includable in capital is phased out through July 1, 1996. Home Savings currently meets the requirements of the OTS regulations assuming the present application of the full phase-out provisions. At June 30, 1995 the capital ratios computed on this more stringent, "fully phased-in" basis were 5.20% for tangible capital (to adjusted total assets), 5.22% for core capital (to adjusted total assets), 8.33% for core capital (to risk-weighted assets) and 11.37% for risk-based capital.

DEPOSIT INSURANCE

     Deposits at Home Savings are insured in part by the Savings Association Insurance Fund ("SAIF") and in part by the Bank Insurance Fund ("BIF").
During 1994 Home Savings paid deposit insurance premiums to the SAIF and the BIF ratably based on 91% and 9% of total deposits, respectively. Although the assessment rate for BIF deposits and SAIF deposits was the same, effective for the period beginning July 1, 1995 the FDIC has reduced BIF assessment rates, but not SAIF assessment rates, based on the BIF obtaining a reserve ratio of 1.25%. The lowest assessment rate for BIF deposits was reduced from 0.23% of covered deposits to 0.04% of covered deposits. This reduction could provide institutions whose deposits are exclusively or primarily BIF-insured (such as most commercial banks) competitive advantages over institutions whose deposits are primarily SAIF-insured (such as Home Savings).

     At a Senate Banking Committee hearing held on July 28, 1995, a joint proposal was presented by the Department of the Treasury, the FDIC and the OTS regarding capitalizing SAIF so it would have a reserve ratio of 1.25%. The proposal included a special assessment of approximately 85 to 90 basis points on all SAIF deposits held as of March 31, 1995, which assessment would be due on January 1, 1996. Upon payment of the special assessment, an institution's assessment rate would decrease from 23 basis points to a rate comparable to the rates for BIF assessments. Weaker institutions could be exempted from the special assessment but would continue to pay at a higher assessment rate (between 23 and 31 basis points) for calendar years 1996 through 1999. The proposal also included a merger of the SAIF and the BIF no later than 1998. Another key feature of the proposal was to expand the assessment base for payments on Financing Corporation bonds to include BIF members and not just SAIF members. The foregoing are proposals which require action by Congress before they can become effective. There is uncertainly as to whether or when Congress will act on any of these proposals.

     As part of the testimony at the hearing, there was reference to eliminating distinctions between thrift and bank charters and to the effect that the Department of the Treasury is developing a comprehensive proposal to deal with this and related issues. It is too early to tell whether action will be taken to eliminate charter distinctions or how such changes would be implemented. If such changes were implemented, they could have a material impact on the Company.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 121

     In March 1995 the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, SFAS No. 121 requires that long-lived assets and certain identified intangibles to be disposed of be reported at the lower of carrying amount or fair value less costs to sell. SFAS No. 121 must be adopted for financial statements for fiscal years beginning after December 15, 1995. The impact on the Company of adopting SFAS No. 121 is not expected to be material.

                     PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

         The Annual Meeting of Stockholders of Registrant was held on May 9, 1995.

         Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, there was no solicitation in opposition to management's nominees as listed in the proxy statement and all of such nominees were elected. The votes cast for and withheld with respect to each nominee were as follows:

             Nominee                     For             Withheld
             -------                     ---             --------
        William H. Ahmanson          104,936,965          453,994
        Byron Allumbaugh             105,170,571          220,388
        Richard M. Bressler          105,089,496          301,463
        Lodwrick M. Cook             105,165,621          225,338
        Fredric J. Forster           104,953,657          437,302
        Delia M. Reyes               105,035,520          355,439
        Charles R. Rinehart          104,953,925          437,034
        Elizabeth A. Sanders         105,173,863          217,096
        Arthur W. Schmutz            104,709,137          681,822
        William D. Schulte           105,171,356          219,603

         The votes cast for and against approval of the amendment of Registrant's Short-Term Incentive Plan, and the number of abstentions, were as follows:

             For               Against              Abstentions
             ---               -------              -----------
         100,229,507          4,151,666              1,009,786

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

        (a) Exhibits.

            2 Purchase of Assets and Liability Assumption Agreement, dated as of May 12, 1995, between Home Savings of America, FSB and GreenPoint Bank.

            10 Consulting Agreement, dated as of November 1, 1994, between H. F. Ahmanson & Company and Robert M. De Kruif.

            11  Statement of Computation of Earnings per Share.


        (b) Reports on Form 8-K.

            The Registrant filed with the Commission a Current Report on Form 8-K on April 5, 1995 with respect to the commencement of the Registrant's medium term note program.

            The Registrant filed with the Commission a Current Report on Form 8-K on April 14, 1995 with respect to the Registrant's issuance of medium term notes.

            The Registrant filed with the Commission a Current Report on Form 8-K on May 25, 1995 with respect to the execution of a Purchase of Assets and Liability Assumption Agreement, dated as of May 12, 1995, between Home Savings of America, FSB and GreenPoint Bank.

                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:	 August 11, 1995                 H. F. Ahmanson & Company



                                         /s/  Kevin M. Twomey
                                      -------------------------------
                                      Kevin M. Twomey
                                      Senior Executive Vice President
                                      and Chief Financial Officer
                                      (Authorized Signer)



                                         /s/  George Miranda
                                      -------------------------------
                                      George Miranda
                                      First Vice President and
                                      Principal Accounting Officer

                             EXHIBIT INDEX


     Exhibit                                           Sequentially
     Number                  Description               Numbered Page
     --------                ------------             ---------------

          2           Purchase of Assets and Liability
                      Assumption Agreement, dated as of
                      May 12, 1995, between Home Savings
                      of America, FSB and GreenPoint Bank.             31

         10           Consulting Agreement, dated as of
                      November 1, 1994, between H. F. Ahmanson
                      & Company and Robert M. De Kruif.                93


         11           Statement of Computation of Earnings
                      per Share.                                       99