Form 10-Q/A
period 1995-03-31
AHMANSON H F & CO /DE/
filed 1995-10-27
CIK 771667

                                FORM 10-Q/A

                               AMENDMENT NO. 1

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
                                                   ------------------

                         H. F. AHMANSON & COMPANY
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)

                 Delaware                                95-0479700
       ------------------------------                 ---------------
      (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                 Identification No.)

      4900 Rivergrade Road, Irwindale, California              91706
      -------------------------------------------            ---------
      (Address of principal executive offices)               (Zip Code)

      Registrant's telephone number, including area code. (818) 960-6311
                                                           -------------
                      Exhibit Index appears on page:  27

               Total number of sequentially numbered pages: 28

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

                              EXPLANATORY NOTE

     This amendment to Form 10-Q on Form 10-Q/A has been prepared to reflect the Registrant's adoption of Statement of Financial Accounting Standards No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," effective January 1, 1995 for goodwill related to acquisitions prior to September 30, 1982. The resulting revisions are applicable to Part I - Financial Information and Exhibits 11 and 27. No other previously filed parts or exhibits were affected.

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

H. F. AHMANSON & COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited) (in thousands)


Assets                                                        March 31, 1995       December 31, 1994
------                                                        --------------       -----------------
Cash and amounts due from banks                                $   610,028           $   782,678
Securities purchased under agreements to resell                    820,399               952,000
Other short-term investments                                        23,789               311,942
                                                               -----------           -----------
     Total cash and cash equivalents                             1,454,216             2,046,620
Other investment securities held to
  maturity [market value $269,222
  (March 31, 1995) and $270,187 (December 31, 1994)]               272,813               276,945
Other investment securities available for sale
  [amortized cost $10,703 (March 31, 1995) and
  $10,670 (December 31, 1994)]                                      10,441                10,117
Investment in stock of Federal Home
  Loan Bank (FHLB)                                                 467,908               439,891
Mortgage-backed securities (MBS)
  held to maturity [market value $11,100,809
  (March 31, 1995) and $10,013,827
  (December 31, 1994)]                                          11,198,413            10,339,864
MBS available for sale [amortized cost $2,343,046
  (March 31, 1995) and $2,539,504 (December 31, 1994)]           2,320,466             2,449,556
Loans receivable less allowance for
  losses of $391,105 (March 31, 1995)
  and $400,232 (December 31, 1994)                              36,092,689            35,992,566
Loans held for sale [market value $26,706
  (March 31, 1995) and $9,192
  (December 31, 1994)]                                              26,587                 9,179
Accrued interest receivable                                        160,088               212,947
Real estate held for development and
  investment (REI) less allowance for
  losses of $332,382 (March 31, 1995)
  and $333,825 (December 31, 1994)                                 323,179               313,316
Real estate owned held for sale (REO)
  less allowance for losses of
  $36,852 (March 31, 1995) and
  $44,726 (December 31, 1994)                                      189,146               161,948
Premises and equipment                                             610,237               614,817
Goodwill and other intangible assets                               228,877               468,542
Other assets                                                       307,035               314,853
Income taxes                                                         1,864                74,621
                                                               -----------           -----------
                                                               $53,663,959           $53,725,782
                                                               ===========           ===========

Liabilities and Stockholders' Equity
------------------------------------

Deposits                                                       $41,669,705           $40,655,016
Short-term borrowings under agreements
  to repurchase securities sold                                  1,826,949             2,253,805
Other short-term borrowings                                          5,188               100,000
FHLB and other borrowings                                        6,546,565             6,822,280
Other liabilities                                                  831,698               930,080
                                                               -----------           -----------
  Total liabilities                                             50,880,105            50,761,181
Stockholders' equity                                             2,783,854             2,964,601
                                                               -----------           -----------
                                                               $53,663,959           $53,725,782
                                                               ===========           ===========

H. F. AHMANSON & COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(dollars in thousands except per share data)

                                                                         For the Three
                                                                     Months Ended March 31,
                                                                   -------------------------
                                                                       1995          1994
                                                                   -----------   -----------
Interest income:
  Interest on real estate loans                                    $   630,791   $   587,143
  Interest on MBS                                                      220,087       124,166
  Interest and dividends on investments                                 43,105        27,443
                                                                   -----------   -----------
      Total interest income                                            893,983       738,752
                                                                   -----------   -----------

Interest expense:
  Deposits                                                             439,458       291,047
  Short-term borrowings                                                 49,518        43,335
  FHLB and other borrowings                                            109,763        53,765
                                                                   -----------   -----------
      Total interest expense                                           598,739       388,147
                                                                   -----------   -----------
      Net interest income                                              295,244       350,605
Provision for loan losses                                               26,544        75,512
                                                                   -----------   -----------
      Net interest income after provision for loan losses              268,700       275,093
                                                                   -----------   -----------
Other income:
  Gain on sales of MBS                                                     603         4,868
  Gain (loss) on sales of loans                                            231        (3,781)
  Loan servicing income                                                 12,966        16,024
  Other fee income                                                      23,972        26,885
  Gain on sales of investment securities                                    10            48
  Other operating income                                                (1,800)        1,377
                                                                   -----------   -----------
                                                                        35,982        45,421
                                                                   -----------   -----------
Other expenses:
  General and administrative expenses (G&A)                            182,752       191,769
  Operations of REI                                                      1,087         5,517
  Operations of REO                                                     21,053        27,078
  Amortization of goodwill and other intangible assets                   6,911         6,231
                                                                   -----------   -----------
                                                                       211,803       230,595
                                                                   -----------   -----------

Earnings before provision for income taxes and cumulative
  effect of accounting change                                           92,879        89,919
Provision for income taxes                                              40,029        34,564
                                                                   -----------   -----------
Earnings before cumulative effect of accounting change                  52,850        55,355
Cumulative effect of change in accounting for goodwill                (234,742)         -
                                                                   -----------   -----------
Net earnings (loss)                                                $  (181,892)  $    55,355
                                                                   ===========   ===========

Earnings (loss) per common share - primary and fully diluted:
  Earnings before cumulative effect of accounting change           $      0.34   $      0.36
  Cumulative effect of change in accounting for goodwill                 (2.00)          -
                                                                   -----------   -----------
  Net earnings (loss)                                              $     (1.66)  $      0.36
                                                                   ===========   ===========
Common shares outstanding, weighted average:
   Primary                                                         117,143,614   117,162,304
   Fully diluted                                                   117,143,614   128,976,542

Return on average assets                                                (1.33)%        0.44%
Return on average equity                                               (25.84)%        7.49%
Return on average tangible equity*                                       9.26%         9.73%
Ratio of G&A expenses to average assets                                  1.34%         1.52%



*Net earnings excluding amortization of goodwill and other intangible assets, and cumulative effect of the change in accounting for goodwill, as a percentage of average equity excluding goodwill and other intangible assets.

H. F. AHMANSON & COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)


                                                                                      For The Three
                                                                                  Months Ended March 31,
                                                                                 ------------------------
                                                                                     1995         1994
                                                                                 -----------  -----------
Cash flows from operating activities:
 Net earnings (loss)                                                             $  (181,892) $    55,355
 Adjustments to reconcile net earnings (loss) to net cash
  provided by (used in) operating activities:
   Provision for losses on loans and real estate                                      36,157       88,697
   Cumulative effect of change in accounting for goodwill                            234,742         -
   Proceeds from sales of loans originated for sale                                   43,449      385,126
   Loans originated for sale                                                         (53,511)    (253,974)
   Increase (decrease) in other liabilities                                         (155,005)      39,236
   Other, net                                                                         64,449      102,781
                                                                                 -----------  -----------
    Net cash provided by (used in) operating activities                              (11,611)     417,221
                                                                                 -----------  -----------

Cash flows from investing activities:
 Proceeds from sales of MBS available for sale                                       139,007      405,069
 Principal payments on loans                                                         430,766      924,923
 Principal payments on MBS                                                           242,153      200,367
 Loans originated for investment (net of refinances)                              (1,570,477)  (1,847,896)
 Loans purchased                                                                     (36,907)        (824)
 MBS purchased                                                                          (458)     (96,143)
 Proceeds from sales of REO                                                           74,546       67,838
 Other, net                                                                          (37,498)      53,858
                                                                                 -----------  -----------
    Net cash used in investing activities                                           (758,868)    (292,808)
                                                                                 -----------  -----------
Cash flows from financing activities:
 Net increase (decrease) in deposits                                                 977,539     (282,561)
 Net deposits purchased                                                               37,150         -
 Net increase (decrease) in borrowings maturing in 90 days or less                  (521,668)     496,385
 Proceeds from other borrowings                                                        7,404      647,461
 Repayment of other borrowings                                                      (283,982)  (1,078,677)
 Dividends to stockholders                                                           (38,368)     (38,325)
                                                                                 -----------  -----------
    Net cash provided by (used in) financing activities                              178,075     (255,717)
                                                                                 -----------  -----------
Net decrease in cash and cash equivalents                                           (592,404)    (131,304)

Cash and cash equivalents at beginning of period                                   2,046,620    3,530,128
                                                                                 -----------  -----------
Cash and cash equivalents at end of period                                       $ 1,454,216  $ 3,398,824
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


                                   OVERVIEW

     During the first quarter of 1995, the Company recorded a net loss of $181.9 million, or $1.66 per fully diluted common share, compared to net earnings of $55.4 million, or $0.36 per fully diluted common share, earned in the first quarter of 1994. The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," as of January 1, 1995. The overall impact on the Company's financial statements of adopting SFAS No. 72 was the elimination of goodwill related to the Company's thrift institution acquisitions initiated prior to September 30, 1982. The adoption resulted in the restatement of earnings previously reported of $50.7 million, or $0.33 per fully diluted common share, in the first quarter of 1995 to the loss of $181.9 million, or $1.66 per fully diluted common share. The current quarter loss also reflects lower net interest income, substantially offset by reductions in loan loss provision and other expenses compared to the first quarter of 1994. While the net interest margin began to improve during the quarter, on average the net interest margin in the first quarter of 1995 was lower than the first quarter of 1994.

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

ASSET QUALITY

     Nonperforming assets were $878.6 million, or 1.64% of total assets, at March 31, 1995 compared to $957.6 million, or 1.89% of total assets, at March 31, 1994 and $843.0 million, or 1.57% of total assets, at December 31, 1994.

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

OTHER EXPENSES

     General and administrative expenses as a percentage of average assets were 1.34% in the first quarter of 1995, compared to 1.52% in the first quarter of 1994. In the first quarter of this year, the Company recorded a $5.7 million rebate of Federal Deposit Insurance Corporation ("FDIC") premiums for the July 1, 1994 semi-annual assessment period. Without this one-time credit, the G&A ratio would have been 1.38%.

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

CAPITAL

     Stockholders' equity was $2.8 billion at March 31, 1995. The adoption of SFAS No. 72 had no effect on Home Savings' federal capital ratios, which continue to exceed regulatory requirements for well-capitalized institutions, the highest regulatory standard.

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


                                                      Three Months Ended March 31,
                                    -----------------------------------------------------------------
                                                  1995                             1994
                                    -------------------------------  --------------------------------
                                      Average              Average    Average                Average
                                      Balance    Interest    Rate     Balance      Interest    Rate
                                    ----------- ----------- ------   -----------  ---------- --------
                                                         (dollars in thousands)
Interest-earning assets:
  Loans                             $36,199,664    $630,791  6.97%   $37,146,720    $587,143  6.32%
  MBS                                13,066,555     220,087  6.74      7,329,272     124,166  6.78
                                    -----------    --------          -----------    --------
     Total loans and MBS             49,266,219     850,878  6.91     44,475,992     711,309  6.40
  Investment securities               2,832,541      43,105  6.09      2,903,126      27,443  3.78
                                    -----------    --------          -----------    --------
  Interest-earning assets            52,098,760     893,983  6.86     47,379,118     738,752  6.24
                                                   --------                         --------
Other assets                          2,621,378                        3,000,171
                                    -----------                      -----------
            Total assets            $54,720,138                      $50,379,289
                                    ===========                      ===========
Interest-costing liabilities:
  Deposits                          $41,341,968     439,458  4.25    $37,786,349     291,047  3.08
                                    -----------    --------          -----------    --------
  Borrowings:
     Short-term                       3,157,391      49,518  6.27      5,218,915      43,335  3.32
     FHLB and other                   6,553,498     109,763  6.70      3,356,678      53,765  6.41
                                    -----------    --------          -----------    --------
     Total borrowings                 9,710,889     159,281  6.56      8,575,593      97,100  4.53
                                    -----------    --------          -----------    --------
  Interest-costing liabilities       51,052,857     598,739  4.69     46,361,942     388,147  3.35
                                                   --------                         --------
Other liabilities                       852,158                        1,060,093
Stockholders' equity                  2,815,123                        2,957,254
                                    -----------                      -----------
            Total liabilities and
              stockholders' equity  $54,720,138                      $50,379,289
                                    ===========                      ===========
Excess interest-earning assets/
  Interest rate spread              $ 1,045,903              2.17    $ 1,017,176              2.89
                                    ===========                      ===========
Net interest income/
  Net interest margin                              $295,244  2.27                   $350,605  2.96
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

     GAIN (LOSS) ON SALES OF LOANS. During the first quarter of 1995, loans originated for sale totaling $43.2 million were sold for a pre-tax gain of $0.2 million compared to loans totaling $387.3 million sold for a pre-tax loss of $3.8 million in the first quarter of 1994. The sales volume of mortgage loans originated for sale during the comparative periods was principally influenced by borrower demand for fixed rate loans, most of which the Company designates for sale in the secondary market.

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

OTHER EXPENSES

     G&A EXPENSES. G&A expenses were $182.8 million in the first quarter of 1995, a decrease of $9.0 million or 5% from $191.8 million in the first quarter of 1994. The 5% decrease in the first quarter of 1995 was primarily due to a $7.9 million decrease in FDIC premiums and assessments, including a $5.7 million rebate of FDIC premiums recorded in the first quarter of 1995 for the July 1, 1994 semi-annual assessment period, and broadly-based efforts to reduce operating expenses. The ratio of G&A expenses to average assets (the "G&A ratio") decreased to 1.34% in the first quarter of 1995 compared to 1.52% in the first quarter of 1994, reflecting a 9% increase in average assets and the 5% decrease in G&A expenses.

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

     AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE. The Company adopted SFAS No. 72 effective January 1, 1995 for goodwill related to acquisitions prior to September 30, 1982. As a result, the Company wrote off goodwill totaling $234.7 million as a cumulative effect of the change in accounting. The adoption of SFAS No. 72 also resulted in a reversal of $2.2 million in goodwill amortization expense previously reported for the first quarter of 1995. Results from periods prior to the first quarter of 1995 have not been restated. SFAS No. 72 requires, among other things, that to the extent the fair value of liabilities assumed exceeds the fair value of assets resulting from the acquisition of banking or thrift institutions initiated after September 30, 1982, the resulting goodwill recognized shall be amortized over a period no longer than the estimated remaining life of the acquired long-term interest-earning assets. The adoption of SFAS No. 72 for goodwill related to acquisitions of banking or thrift institutions prior to September 30, 1982 is permissible but not required. The Company has been accounting for acquisitions initiated subsequent to September 30, 1982 in accordance with SFAS No. 72.

     Amortization of goodwill and other intangible assets was $6.9 million for the first quarter of 1995, an increase of $0.7 million or 11% from $6.2 million for the first quarter of 1994, reflecting a net increase in the core deposit premium related to deposits acquired in late 1994 and the first quarter of 1995, partially offset by the reduction in the goodwill balance upon the adoption of SFAS No. 72.

     PROVISION FOR INCOME TAXES. The changes in the provision for income taxes primarily reflect the changes in pre-tax earnings between the comparable periods. The effective tax rates for the first quarters of 1995 and 1994 were 43.1% and 38.4%, respectively, reflecting management's estimate of the Company's full year tax provision.



                             FINANCIAL CONDITION

     The Company's consolidated assets were $53.7 billion at March 31, 1995, a decrease of $61.8 million or less than 1% from $53.7 billion at December 31, 1994. The loan and MBS portfolio grew $847.0 million or 2% to $49.6 billion during the first quarter of 1995, reflecting the reduced level of principal prepayments due to rising interest rates. The growth in the loan and MBS portfolio was funded primarily through excess liquidity and a net increase in interest-costing liabilities.

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

     The following table summarizes the Company's gross mortgage portfolio by state and property type at March 31, 1995:


                     Single Family          Multi-Family           Commercial and
                      Properties             Properties         Industrial Properties           Total
                ---------------------- ----------------------  ----------------------- -----------------------
                   Gross                  Gross                   Gross                  Gross
                  Mortgage    % of      Mortgage     % of        Mortgage     % of      Mortgage      % of
State            Portfolio  Portfolio   Portfolio  Portfolio    Portfolio   Portfolio   Portfolio   Portfolio
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

     The following table presents the components of the Company's interest rate sensitive asset and liability portfolios by repricing periods (contractual maturity as adjusted for frequency of repricing) as of March 31, 1995:

                                                                       Repricing Periods
                                                  Percent -------------------------------------------------------------------
                                                    of        Within
                                        Balance    Total    6 Months   Months 7-12    1-5 Years    5-10 Years   Years Over 10
                                      ----------- ------- -----------  -----------   -----------   ----------   -------------
                                                                                (dollars in thousands)
Interest-earning assets:
Investment securities                 $ 1,595,350    3%   $ 1,322,543  $       -     $   272,807   $    -       $     -
Impact of hedging (LIBOR-indexed
  amortizing swaps)                          -               (134,172)         -         134,172        -             -
                                      -----------   ---   -----------  -----------   -----------   ----------   -----------
    Total investment securities         1,595,350    3      1,188,371          -         406,979        -             -
                                      -----------   ---   -----------  -----------   -----------   ----------   -----------

Loans and MBS
  MBS
    ARMs                               12,381,026   24     12,381,026          -            -           -             -
    Other                               1,137,853    2         22,147          -         590,600      85,058       440,048
  Loans
    ARMs                               34,922,309   68     33,526,189       378,860    1,017,260        -             -
    Other                               1,196,967    3        231,340        46,263      299,619     290,942       328,803
  Impact of hedging (interest
    rate swaps)                              -       -      1,396,120      (378,860)  (1,017,260)       -             -
                                      -----------  ---    -----------  ------------  -----------   ---------    ----------
    Total loans and MBS                49,638,155   97     47,556,822        46,263      890,219     376,000       768,851
                                      -----------  ---    -----------  ------------  -----------   ---------    ----------
        Total interest-earning assets $51,233,505  100%   $48,745,193  $     46,263  $ 1,297,198   $ 376,000    $  768,851
                                      ===========  ===    ===========  ============  ===========   =========    ==========
Interest-costing liabilities:
Deposits
  Transaction accounts                $12,209,355   24%   $12,209,355  $       -     $      -      $    -       $     -
  Term accounts                        29,460,350   59     14,260,923    10,568,753    4,619,600      11,034            40
                                      -----------   ---   -----------  ------------  -----------   ---------    ----------
    Total deposits                     41,669,705   83     26,470,278    10,568,753    4,619,600      11,034            40
                                      -----------   ---   -----------  ------------  -----------   ---------    ----------
Borrowings
  Short-term                            1,832,137    4      1,733,785        98,352         -           -             -
  FHLB and other                        6,546,565   13      4,845,949       126,707      839,074     728,050         6,785
                                      -----------   ---   -----------  ------------  -----------   ---------    ----------
    Total borrowings                    8,378,702   17      6,579,734       225,059      839,074     728,050         6,785
                                      -----------   ---   -----------  ------------  -----------   ---------    ----------
        Total interest-costing
          liabilities                 $50,048,407  100%   $33,050,012  $ 10,793,812  $ 5,458,674   $ 739,084    $    6,825
                                      ===========  ===    ===========  ============  ===========   =========    ==========
Hedge-adjusted interest-earning
  assets more/(less) than
  interest-costing liabilities        $ 1,185,098         $15,695,181  $(10,747,549) $(4,161,476)  $(363,084)   $  762,026
                                      ===========         ===========  ============  ===========   =========    ==========

Cumulative interest sensitivity gap                       $15,695,181  $  4,947,632  $   786,156   $ 423,072    $1,185,098
                                                          ===========  ============  ===========   =========    ==========
Percentage of hedge-adjusted
  interest-earning assets to
  interest-costing liabilities             102.37%
Percentage of cumulative interest
  sensitivity gap to total assets            2.21%


     The following table presents the interest rates, spread and margin at the end of the periods indicated:

                                       March 31,      December 31,
                                         1995            1994
                                       --------       ------------
Average yield on:
  Loans                                 7.22%            6.74%
  MBS                                   7.11             6.63

  Total loans and MBS                   7.19             6.71

  Investment securities                 5.76             5.85

    Interest-earning assets             7.15             6.68

Average rate paid on:

  Deposits                              4.51             4.05

  Borrowings:
    Short-term                          6.56             6.38
    FHLB and other                      6.88             6.65

  Total borrowings                      6.81 (1)         6.58 (1)

    Interest-costing liabilities        4.90             4.52

Interest rate spread                    2.25             2.16

Net interest margin                     2.36             2.24

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

     The following table presents nonperforming assets (nonaccrual loans and REO), TDRs and other impaired major loans, net of related specific loss allowances, by type as of the dates indicated:

                                          March 31,   December 31,   Increase
                                            1995          1994      (Decrease)
                                         -----------   -----------  -----------
                                                 (dollars in thousands)
Nonaccrual loans:
   Single family                           $ 578,186     $ 568,808    $   9,378
   Multi-family                               79,936        69,856       10,080
   Commercial and industrial
      real estate                             31,372        42,362      (10,990)
                                           ---------     ---------    ---------
                                             689,494       681,026        8,468
                                           ---------     ---------    ---------

REO:
   Single family                             163,501       135,357       28,144
   Multi-family                               17,294        14,181        3,113
   Commercial and industrial
      real estate                              8,351        12,410       (4,059)
                                           ---------     ---------    ---------
                                             189,146       161,948       27,198
                                           ---------     ---------    ---------
Total nonperforming assets:
   Single family                             741,687       704,165       37,522
   Multi-family                               97,230        84,037       13,193
   Commercial and industrial
      real estate                             39,723        54,772      (15,049)
                                           ---------     ---------    ---------
         Total                             $ 878,640     $ 842,974    $  35,666
                                           =========     =========    =========

TDRs:
   Single-family                           $  22,988     $  21,885    $   1,103
   Multi-family                               59,536        56,824        2,712
   Commercial and industrial
      real estate                             44,241        42,656        1,585
                                           ---------     ---------    ---------
         Total                             $ 126,765     $ 121,365    $   5,400
                                           =========     =========    =========


Other impaired major loans:
   Multi-family                            $   1,725     $  10,652    $  (8,927)
   Commercial and industrial
      real estate                              1,507         1,506            1
                                           ---------     ---------    ---------
                                           $   3,232     $  12,158    $  (8,926)
                                           =========     =========    =========
Ratio of nonperforming assets
   to total assets                              1.64%         1.57%
                                           =========     =========

Ratio of nonperforming assets
   and TDRs to total assets                     1.87%         1.79%
                                           =========      ========

Ratio of allowances for
   losses on loans and REO to
   nonperforming assets                        46.75%        50.12%
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
               ========         =======      =======    ========       ========          ======

     Total nonperforming assets were $878.6 million at March 31, 1995, or a ratio of nonperforming assets to total assets of 1.64%, an increase of $35.7 million or 4% during the first quarter of 1995 from $843.0 million, or 1.57% of total assets at December 31, 1994. Single family nonperforming assets were $741.7 million at March 31, 1995, an increase of $37.5 million or 5% during the first quarter of 1995 primarily due to increases in California REO of $26.2 million and nonaccrual loans secured by California properties of $9.8 million.

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

     DEPOSITS. Savings deposits were $41.7 billion at March 31, 1995, an increase of $1.0 billion or 2% during the first quarter of 1995, primarily reflecting a deposit inflow of $977.5 million. The deposit inflow reflects the Company's strategy to increase its term deposits by increasing rates offered on such deposits and reducing higher costing short-term borrowings.
In addition, the Company purchased deposits totaling $47.4 million from two California financial and sold deposits totaling $10.2 million in its remaining Ohio branch during the first quarter of 1995.

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

     CAPITAL. Stockholders' equity was $2.8 billion at March 31, 1995, a decrease of $180.7 million or 6% from December 31, 1994. The decrease is primarily due to the net loss of $181.9 million, including the write-off of $234.7 million in goodwill upon adopting SFAS No. 72, and dividends paid to common and preferred stockholders of $38.4 million, partially offset by a decrease of $39.2 million in the net unrealized loss on securities available for sale. The aggregate unrealized loss on securities available for sale at March 31, 1995 was $13.2 million.

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

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 121

     In March 1995 the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identified intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. As a result of this review, impaired assets would be adjusted to fair value. In addition, SFAS No. 121 requires that long-lived assets and certain identified intangibles held for disposal be reported at the lower of carrying amount or fair value less selling costs. SFAS No. 121 must be adopted for financial statements for fiscal years beginning after December 15, 1995. The impact on the Company of adopting SFAS No. 121 is not expected to be material.

                     PART II.   OTHER INFORMATION



Item 6.    Exhibits and Reports on Form 8-K.
           ---------------------------------

      (a)  Exhibits.

           11  Statement of Computation of Earnings per Share.

           27  Financial Data Schedule.

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



Date:	 October 27, 1995              H. F. Ahmanson & Company



                                         /s/  Kevin M. Twomey
                                     -------------------------------
                                     Kevin M. Twomey
                                     Senior Executive Vice President
                                     and Chief Financial Officer
                                     (Authorized Signer)



                                         /s/  George Miranda
                                     -------------------------------
                                     George Miranda
                                     First Vice President and
                                     Principal Accounting Officer

                           EXHIBIT INDEX

     Exhibit                                            Sequentially
     Number                 Description                 Numbered Page
     -------                -----------                 -------------
       11        Statement of Computation of Earnings
                  per Share.                                 28

       27        Financial Data Schedule.                     *












































*  Filed electronically with the Securities and Exchange Commission.