Form 10-Q/A
period 1995-06-30
AHMANSON H F & CO /DE/
filed 1995-10-27
CIK 771667

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
                                                   ------------------

                           H. F. AHMANSON & COMPANY
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)

                 Delaware                               95-0479700
       ------------------------------                 ---------------
      (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)                Identification No.)

      4900 Rivergrade Road, Irwindale, California              91706
      -------------------------------------------            ---------
     (Address of principal executive offices)                (Zip Code)

      Registrant's telephone number, including area code. (818) 960-6311
                                                           -------------
                      Exhibit Index appears on page:    30

               Total number of sequentially numbered pages:    31

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

H. F. AHMANSON & COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited) (in thousands)



Assets                                            June 30, 1995     December 31, 1994
------                                            -------------     -----------------
Cash and amounts due from banks                   $   687,257           $   782,678
Securities purchased under
  agreements to resell                              1,099,000               952,000
Other short-term investments                           24,108               311,942
                                                  -----------           -----------
  Total cash and cash equivalents                   1,810,365             2,046,620
Other investment securities held to
  maturity [market value $259,463
  (June 30, 1995) and $270,187
  (December 31, 1994)]                                259,332               276,945
Other investment securities available
  for sale [amortized cost $9,197
  (June 30, 1995) and $10,670
  (December 31, 1994)]                                  9,159                10,117
Investment in stock of Federal Home
  Loan Bank (FHLB)                                    472,872               439,891
Mortgage-backed securities (MBS)
  held to maturity [market value
  $17,604,863 (June 30, 1995) and
  $10,013,827 (December 31, 1994)]                 17,358,836            10,339,864
MBS available for sale [amortized cost
  $879,860 (June 30, 1995) and
  $2,539,504 (December 31, 1994)]                     881,146             2,449,556
Loans receivable less allowance for
  losses of $389,927 (June 30, 1995) and
  $400,232 (December 31, 1994)                     30,445,955            35,992,566
Loans held for sale [market value
  $125,015 (June 30, 1995) and
  $9,192 (December 31, 1994)]                         123,415                 9,179
Accrued interest receivable                           153,699               212,947
Real estate held for development and
  investment (REI) less allowance for
  losses of $331,143 (June 30, 1995) and
  $333,825 (December 31, 1994)                        313,918               313,316
Real estate owned held for sale (REO)
  less allowance for losses of
  $35,824 (June 30, 1995) and
  $44,726 (December 31, 1994)                         191,524               161,948
Premises and equipment                                624,988               614,817
Goodwill and other intangible assets                  270,787               468,542
Other assets                                          289,926               314,853
Income taxes                                           35,761                74,621
                                                  -----------           -----------
                                                  $53,241,683           $53,725,782
                                                  ===========           ===========

Liabilities and Stockholders' Equity
------------------------------------
Deposits                                          $42,988,665           $40,655,016
Short-term borrowings under agreements
  to repurchase securities sold                       526,389             2,253,805
Other short-term borrowings                             3,452               100,000
FHLB and other borrowings                           6,169,705             6,822,280
Other liabilities                                     722,460               930,080
                                                  -----------           -----------
  Total liabilities                                50,410,671            50,761,181
Stockholders' equity                                2,831,012             2,964,601
                                                  -----------           -----------
                                                  $53,241,683           $53,725,782
                                                  ===========           ===========

H. F. AHMANSON & COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(dollars in thousands except per share data)

                                                        For the Three Months Ended       For the Six Months Ended
                                                                June 30,                         June 30,
                                                       ---------------------------      ---------------------------
                                                          1995            1994             1995            1994
                                                       -----------     -----------      -----------     -----------
Interest income:
  Interest on real estate loans                        $   615,281     $   548,572      $ 1,246,072     $ 1,135,715
  Interest on MBS                                          294,383         160,406          514,470         284,572
  Interest and dividends on investments                     39,901          33,722           83,006          61,165
                                                       -----------     -----------      -----------     -----------
      Total interest income                                949,565         742,700        1,843,548       1,481,452
                                                       -----------     -----------      -----------     -----------

Interest expense:
  Deposits                                                 484,778         287,315          924,236         578,362
  Short-term borrowings                                     45,143          52,441           94,661          95,776
  FHLB and other borrowings                                109,469          66,063          219,232         119,828
                                                       -----------     -----------      -----------     -----------
      Total interest expense                               639,390         405,819        1,238,129         793,966
                                                       -----------     -----------      -----------     -----------
      Net interest income                                  310,175         336,881          605,419         687,486
Provision for loan losses                                   25,465          33,069           52,009         108,581
                                                       -----------     -----------      -----------     -----------
      Net interest income after
        provision for loan losses                          284,710         303,812          553,410         578,905
                                                       -----------     -----------      -----------     -----------
Other income:
  Gain on sales of MBS                                       8,677            -               9,280           4,868
  Gain (loss) on sales of loans                              1,779          (6,254)           2,010         (10,035)
  Loan servicing income                                     14,896          14,994           27,862          31,018
  Other fee income                                          26,382          27,414           50,354          54,299
  Gain on sales of investment securities                       102            -                 112            -
  Other operating income                                     1,584             725             (216)          2,150
                                                       -----------     -----------      -----------     -----------
                                                            53,420          36,879           89,402          82,300
                                                       -----------     -----------      -----------     -----------
Other expenses:
  General and administrative expenses (G&A)                201,305         185,913          384,057         377,682
  Operations of REI                                          2,621           4,775            3,708          10,292
  Operations of REO                                         19,605          21,857           40,658          48,935
  Amortization of goodwill and other
    intangible assets                                        6,934           5,750           13,845          11,981
                                                       -----------     -----------      -----------     -----------
                                                           230,465         218,295          442,268         448,890
                                                       -----------     -----------      -----------     -----------
Earnings before provision for income taxes and
  cumulative effect of accounting change                   107,665         122,396          200,544         212,315
Provision for income taxes                                  43,276          48,855           83,305          83,419
                                                       -----------     -----------      -----------     -----------
Earnings before cumulative effect of accounting change      64,389          73,541          117,239         128,896
Cumulative effect of change in accounting for goodwill        -               -            (234,742)           -
                                                       -----------     -----------      -----------     -----------
Net earnings (loss)                                    $    64,389     $    73,541      $  (117,503)    $   128,896
                                                       ===========     ===========      ===========     ===========
Earnings (loss) per common share - primary:
  Earnings before cumulative effect of accounting
     change                                            $      0.44     $      0.52      $      0.78     $      0.88
  Cumulative effect of change in accounting for
     goodwill                                                  -               -              (2.00)            -
                                                       -----------     -----------      -----------     -----------
  Net earnings (loss)                                  $      0.44     $      0.52      $     (1.22)    $      0.88
                                                       ===========     ===========      ===========     ===========
Earnings (loss) per common share - fully diluted:
  Earnings before cumulative effect of accounting
     change                                            $      0.43     $      0.51      $      0.78     $      0.87
  Cumulative effect of change in accounting for
     goodwill                                                  -               -              (2.00)            -
                                                       -----------     -----------      -----------     -----------
  Net earnings (loss)                                  $      0.43     $      0.51      $     (1.22)    $      0.87
                                                       ===========     ===========      ===========     ===========

Common shares outstanding, weighted average:
  Primary                                              118,054,317     117,198,628      117,329,168     117,205,981
  Fully diluted                                        129,932,055     129,071,985      117,329,168     129,102,867


Return on average assets                                     0.47%           0.58%           (0.43)%          0.51%
Return on average equity                                     9.17%           9.97%           (8.35)%          8.72%
Return on average tangible equity*                          11.05%          12.51%           10.14%         11.12%
Ratio of G&A expenses to average assets                      1.47%           1.46%            1.40%           1.49%

*Net earnings excluding amortization of goodwill and other intangible assets, and cumulative effect of the change in accounting for goodwill, as a percentage of average equity excluding goodwill and other intangible assets.

H. F. AHMANSON & COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)



                                                                                 For The Six
                                                                            Months Ended June 30,
                                                                           ------------------------
                                                                              1995         1994
                                                                           -----------  -----------
Cash flows from operating activities:
 Net earnings (loss)                                                       $  (117,503) $   128,896
 Adjustments to reconcile net earnings (loss) to net cash
  provided by (used in) operating activities:
   Provision for losses on loans and real estate                                71,533      136,495
   Cumulative effect of change in accounting for goodwill                      234,742         -
   Proceeds from sales of loans originated for sale                            239,438      472,155
   Loans originated for sale                                                  (312,334)    (329,411)
   Increase (decrease) in other liabilities                                   (224,482)      74,171
   Other, net                                                                   16,989      152,933
                                                                           -----------  -----------
    Net cash provided by (used in) operating activities                        (91,617)     635,239
                                                                           -----------  -----------

Cash flows from investing activities:
 Proceeds from sales of MBS available for sale                               1,575,783      405,069
 Proceeds from sales of nonaccrual loans                                          -          57,700
 Principal payments on MBS                                                     487,583      574,186
 Principal payments on loans                                                   766,986    1,741,861
 Loans originated for investment (net of refinances)                        (2,812,001)  (4,413,198)
 MBS purchased                                                                    (458)    (518,810)
 Loans purchased                                                               (40,376)      (1,898)
 Proceeds from maturities of other investment securities                        22,627         -
 Proceeds from sales of investment securities available for sale                   165         -
 Other investment securities purchased                                          (3,460)    (332,630)
 Proceeds from sales of REO                                                    155,041      150,895
 Other, net                                                                    (75,087)      75,829
                                                                           -----------  -----------
    Net cash provided by (used in) investing activities                         76,803   (2,260,996)
                                                                           -----------  -----------
Cash flows from financing activities:
 Net increase (decrease) in deposits                                         1,044,545     (387,110)
 Net deposits purchased                                                      1,289,104         -
 Net increase (decrease) in borrowings maturing in 90 days or less          (1,823,964)     450,884
 Proceeds from other borrowings                                                122,176    2,110,162
 Repayment of other borrowings                                                (776,514)  (1,549,564)
 Dividends to stockholders                                                     (76,788)     (76,654)
                                                                           -----------  -----------
    Net cash provided by (used in) financing activities                       (221,441)     547,718
                                                                           -----------  -----------
Net decrease in cash and cash equivalents                                     (236,255)  (1,078,039)

Cash and cash equivalents at beginning of period                             2,046,620    3,530,128
                                                                           -----------  -----------
Cash and cash equivalents at end of period                                 $ 1,810,365  $ 2,452,089
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

                                   OVERVIEW

     For the second quarter of 1995, the Company recorded net earnings of $64.4 million, or $0.43 per fully diluted common share, a decline of $9.2 million from the second quarter of 1994, but an increase of $246.3 million from a loss in the first quarter of 1995. The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," as of January 1, 1995. The overall impact on the Company's financial statements of adopting SFAS No. 72 was the elimination of goodwill related to the Company's thrift institution acquisitions prior to September 30, 1982. The adoption resulted in the restatement of earnings previously reported of $62.2 million, or $0.42 per fully diluted common share in the second quarter of 1995 to $64.4 million, or $0.43 per fully diluted common share. Second quarter net earnings when compared to the first quarter of 1995 also reflected higher net interest income, due mainly to an expansion of 11 basis points in the net interest margin, higher gains on sales of loans and mortgage-backed securities and moderately lower credit costs. Partially off-setting these factors were higher general and administrative expenses.

     In the first six months of 1995, the Company had a net loss of $117.5 million, or $1.22 per fully diluted common share, compared to $128.9 million or $0.87 per fully diluted common share in the first six months of 1994. The Company's adoption of SFAS No. 72 resulted in a restatement of earnings previously reported for the first six months of 1995 from $112.9 million, or $0.78 per fully diluted common share, to the loss of $117.5 million or $1.22 per fully diluted common share.

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

ASSET QUALITY

     At June 30, 1995, nonperforming assets totaled $898.4 million, or 1.69% of total assets, compared to $943.2 million or 1.83% of total assets at June 30, 1994, and $878.6 million, or 1.64% of total assets, at March 31, 1995. Troubled debt restructurings totaled $141.3 million at June 30, 1995. The Company's ratio of allowances for losses to nonperforming assets was 45.6% at June 30, 1995, compared to 50.5% at June 30, 1994, and 46.7% at March 31, 1995.

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

     Effective April 1, 1995, the Company adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights, an Amendment to FASB No 65." The overall impact on the Company's financial statements of adopting SFAS No. 122 was an increase in net earnings for the quarter and first six months of 1995 of $1.2 million, or $0.01 per fully diluted common share. Results from prior periods have not been restated.

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

     G&A expenses as a percentage of average assets were 1.47% in the second quarter of 1995, compared to 1.46% in the second quarter of 1994 and 1.34% in the first quarter of 1995. For the first six months of 1995, the G&A ratio was 1.40% compared to 1.49% for the first six months of 1994. Expressed as an efficiency ratio that measures G&A expenses as a percentage of net interest income and loan servicing and other fee income, the operating efficiency ratio was 57.3% in the second quarter of 1995, compared to 49.0% in the second quarter of 1994 and 55.0% in the first quarter of 1995.

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

CAPITAL

     The adoption of SFAS No. 72 had no effect on Home Savings' capital ratios. At June 30, 1995, Home Savings' federal capital ratios continued to exceed regulatory requirements for well-capitalized institutions, the highest regulatory standard.

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

                                                        Three Months Ended June 30,
                                        --------------------------------------------------------------
                                                     1995                             1994
                                        ------------------------------- ------------------------------
                                          Average              Average    Average              Average
                                          Balance    Interest    Rate     Balance    Interest    Rate
                                        ----------- ----------  ------  ----------- ----------  ------
                                                              (dollars in thousands)
Interest-earning assets:
  Loans                                 $33,185,030  $ 615,281   7.42%  $34,881,306  $ 548,572   6.29%
  MBS                                    16,377,757    294,383   7.19    10,223,672    160,406   6.28
                                        -----------  ---------          -----------  ---------
     Total loans and MBS                 49,562,787    909,664   7.34    45,104,978    708,978   6.29
  Investment securities                   2,617,970     39,901   6.10     2,875,652     33,722   4.69
                                        -----------  ---------          -----------  ---------
  Interest-earning assets                52,180,757    949,565   7.28    47,980,630    742,700   6.19
                                                     ---------                       ---------
Other assets                              2,457,687                       2,921,484
                                        -----------                     -----------
            Total assets                $54,638,444                     $50,902,114
                                        ===========                     ===========
Interest-costing liabilities:
  Deposits                              $41,829,971    484,778   4.64   $37,443,943    287,315   3.07
                                        -----------  ---------          -----------  ---------
  Borrowings:
     Short-term                           2,801,128     45,143   6.45     5,156,044     52,441   4.07
     FHLB and other                       6,331,260    109,469   6.92     4,250,717     66,063   6.22
                                        -----------  ---------          -----------  ---------
       Total borrowings                   9,132,388    154,612   6.77     9,406,761    118,504   5.04
                                        -----------  ---------          -----------  ---------
  Interest-costing liabilities           50,962,359    639,390   5.02    46,850,704    405,819   3.46
                                                     ---------                       ---------
Other liabilities                           867,278                       1,101,692
Stockholders' equity                      2,808,807                       2,949,718
                                        -----------                     -----------
            Total liabilities and
              stockholders' equity      $54,638,444                     $50,902,114
                                        ===========                     ===========
Excess interest-earning assets/
  Interest rate spread                  $ 1,218,398              2.26   $ 1,129,926              2.73
                                        ===========                     ===========
Net interest income/
  Net interest margin                                $ 310,175   2.38                $ 336,881   2.81
                                                     =========                       =========


                                                           Six Months Ended June 30,
                                        --------------------------------------------------------------
                                                     1995                             1994
                                        ------------------------------- ------------------------------
                                          Average              Average    Average              Average
                                          Balance    Interest    Rate     Balance    Interest    Rate
                                        ----------- ----------- ------  ----------- ----------- ------
                                                              (dollars in thousands)
Interest-earning assets:
  Loans                                 $34,684,019  $1,246,072  7.19%  $36,007,754  $1,135,715  6.31%
  MBS                                    14,731,303     514,470  6.98     8,784,467     284,572  6.48
                                        -----------   ---------         -----------  ----------
     Total loans and MBS                 49,415,322   1,760,542  7.13    44,792,221   1,420,287  6.34
  Investment securities                   2,724,663      83,006  6.09     2,889,313      61,165  4.23
                                        -----------  ----------         -----------  ----------
  Interest-earning assets                52,139,985   1,843,548  7.07    47,681,534   1,481,452  6.21
                                                     ----------                      ----------
Other assets                              2,539,080                       2,960,618
                                        -----------                     -----------
            Total assets                $54,679,065                     $50,642,152
                                        ===========                     ===========
Interest-costing liabilities:
  Deposits                              $41,587,318     924,236  4.44   $37,614,200     578,362  3.08
                                        -----------  ----------         -----------  ----------
  Borrowings:
     Short-term                           2,978,276      94,661  6.36     5,187,306      95,776  3.69
     FHLB and other                       6,441,765     219,232  6.81     3,806,168     119,828  6.30
                                        -----------  ----------         -----------  ----------
       Total borrowings                   9,420,041     313,893  6.66     8,993,474     215,604  4.79
                                        -----------  ----------         -----------  ----------
  Interest-costing liabilities           51,007,359   1,238,129  4.85    46,607,674     793,966  3.41
                                                     ----------                      ----------
Other liabilities                           855,725                       1,079,717
Stockholders' equity                      2,815,981                       2,954,761
                                        -----------                     -----------
            Total liabilities and
              stockholders' equity      $54,679,065                     $50,642,152
                                        ===========                     ===========
Excess interest-earning assets/
  Interest rate spread                  $ 1,132,626              2.22   $ 1,073,860              2.80
                                        ===========                     ===========
Net interest income/
  Net interest margin                                 $ 605,419  2.32                $  687,486  2.88
                                                      =========                      ==========

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

     The ratio of G&A expenses to average assets (the "G&A ratio") was 1.47% in the second quarter of 1995 compared to 1.46% in the second quarter of 1994, an increase of one basis point reflecting the 8% increase in G&A expenses, partially offset by an increase of 7% in average assets. The G&A ratios for the first six months of 1995 and 1994 were 1.40% and 1.49%, respectively, which reflects an 8% increase in average assets, partially offset by the 2% increase in G&A expenses.

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

     AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE. The Company adopted SFAS No. 72 effective January 1, 1995 for goodwill related to acquisitions prior to September 30, 1982. As a result, the Company wrote off goodwill totaling $234.7 million as a cumulative effect of the change in accounting. The adoption of SFAS No. 72 also resulted in a reversal of $2.2 million in goodwill amortization expense previously reported for the second quarter of 1995 and $4.3 million for the first six months of 1995. Results from periods prior to the first quarter of 1995 have not been restated. SFAS No. 72 requires, among other things, that to the extent the fair value of liabilities assumed exceeds the fair value of assets resulting from the acquisition of banking or thrift institutions initiated after September 30, 1982, the resulting goodwill recognized shall be amortized over a period no longer than the estimated remaining life of the acquired long-term interest-earning assets. The adoption of SFAS No. 72 for goodwill related to acquisitions of banking or thrift institutions prior to September 30, 1982 is permissible but not required. The Company has been accounting for acquisitions initiated subsequent to September 30, 1982 in accordance with SFAS No. 72.

     Amortization of goodwill and other intangible assets for the second quarter of 1995 was $6.9 million, an increase of $1.2 million or 21% from $5.8 million for the second quarter of 1994. For the first six months of 1995 amortization of goodwill and other intangible assets was $13.8 million, an increase of $1.9 million or 16% from $12.0 million for the same period of 1994, reflecting a net increase in the core deposit premium related to deposits acquired in late 1994 and the first six months of 1995, partially offset by the reduction in the goodwill balance upon the adoption of SFAS No. 72.

     PROVISION FOR INCOME TAXES. The changes in the provision for income taxes primarily reflect the changes in pre-tax earnings between the comparable periods. The effective tax rates for the second quarters of 1995 and 1994 were 40.2% and 39.9%, respectively. For the comparable six month periods, the effective tax rates were 41.5% in 1995 and 39.3% in 1994, reflecting management's estimate of the Company's full year tax provision.


                             FINANCIAL CONDITION

     The Company's consolidated assets were $53.2 billion at June 30, 1995, a decrease of $484.1 million or less than 1% from $53.7 billion at December 31, 1994. The Company's primary asset generation business continues to be the origination of loans on residential real estate properties. The Company originated $3.3 billion in loans in the first six months of 1995 compared to $5.2 billion in the first six months of 1994. Loans on single family homes (one-to-four units) accounted for 78% of the total loan origination volume in the first six months of 1995, with the balance on multi-family residential properties, and 89% of total originations were ARMs. In the first six months of 1995, 8% of the Company's ARM originations were Treasury ARMs.

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

     The following table summarizes the Company's gross mortgage portfolio by state and property type at June 30, 1995:

                     Single Family          Multi-Family           Commercial and
                      Properties             Properties         Industrial Properties           Total
                ---------------------- ----------------------  ----------------------- -----------------------
                   Gross                  Gross                   Gross                  Gross
                  Mortgage    % of      Mortgage     % of        Mortgage     % of      Mortgage      % of
State              Loans    Portfolio     Loans    Portfolio      Loans     Portfolio    Loans      Portfolio
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

     The following table presents the components of the Company's interest rate sensitive asset and liability portfolios by repricing periods (contractual maturity as adjusted for frequency of repricing) as of June 30, 1995:

                                                                                 Repricing Periods
                                                  Percent --------------------------------------------------------------
                                                    of       Within                                              Years
                                        Balance    Total    6 Months   Months 7-12    1-5 Years    5-10 Years   Over 10
                                      ----------- ------- -----------  -----------   -----------   ----------  ---------
                                                                                (dollars in thousands)
Interest-earning assets:
Investment securities                 $ 1,864,471    4%   $ 1,607,635  $      -      $   256,836   $    -      $   -
Impact of hedging (LIBOR-indexed
  amortizing swaps)                          -       -       (124,419)        -          124,419        -          -
                                      -----------  ---    -----------  -----------   -----------   ---------   --------
    Total investment securities         1,864,471    4      1,483,216         -          381,255        -          -
                                      -----------  ---    -----------  -----------   -----------   ---------   --------

Loans and MBS
  MBS
    ARMs                               17,122,105   34     17,122,105         -             -           -          -
    Other                               1,117,877    2         21,329       62,206       560,206      44,625    429,511
  Loans
    ARMs                               29,306,310   58     28,062,450      425,400       818,460        -          -
    Other                               1,263,060    2        240,019       48,591       315,099     305,527    353,824
  Impact of hedging (interest
    rate swaps)                              -       -      1,243,860     (425,400)     (818,460)       -          -
                                      -----------  ---    -----------  -----------   -----------   ---------   --------
    Total loans and MBS                48,809,352   96     46,689,763      110,797       875,305     350,152    783,335
                                      -----------  ---    -----------  -----------   -----------   ---------   --------
        Total interest-earning assets $50,673,823  100%   $48,172,979  $   110,797   $ 1,256,560   $ 350,152   $783,335
                                      ===========  ===    ===========  ===========   ===========   =========   ========
Interest-costing liabilities:
Deposits
  Transaction accounts                $12,775,073   26%   $12,775,073  $      -      $      -      $    -      $   -
  Term accounts                        30,213,592   61     17,375,497    8,898,165     3,924,253      15,636         41
                                      -----------  ---    -----------  -----------   -----------   ---------   --------
    Total deposits                     42,988,665   87     30,150,570    8,898,165     3,924,253      15,636         41
                                      -----------  ---    -----------  -----------   -----------   ---------   --------
Borrowings
  Short-term                              529,841    1        529,841         -             -           -          -
  FHLB and other                        6,169,705   12      3,310,954      694,581     1,339,262     818,152      6,756
                                      -----------  ---    -----------  -----------   -----------   ---------   --------
    Total borrowings                    6,699,546   13      3,840,795      694,581     1,339,262     818,152      6,756
                                      -----------  ---    -----------  -----------   -----------   ---------   --------
        Total interest-bearing
          liabilities                 $49,688,211  100%   $33,991,365  $ 9,592,746   $ 5,263,515   $ 833,788   $  6,797
                                      ===========  ===    ===========  ===========   ===========   =========   ========
Hedge-adjusted interest-earning
  assets more/(less) than
  interest-costing liabilities        $   985,612         $14,181,614  $(9,481,949)  $(4,006,955)  $(483,636)  $776,538
                                      ===========         ===========  ===========   ===========   =========   ========

Cumulative interest sensitivity gap                       $14,181,614  $ 4,699,665   $   692,710   $ 209,074   $985,612
                                                          ===========  ===========   ===========   =========   ========
Percentage of hedge-adjusted
  interest-earning assets
  to interest-costing liabilities          101.98%
Percentage of cumulative interest
  sensitivity gap to total assets            1.85%


     The following table presents the interest rates and spreads at the end of the periods indicated:

                                       June 30,       December 31,
                                         1995            1994
                                       --------       ------------
Average yield on:
  Loans                                 7.48%            6.74%
  MBS                                   7.33             6.63

  Total loans and MBS                   7.42             6.71

  Investment securities                 6.01             5.85

    Interest-earning assets             7.37             6.68

Average rate paid on:

  Deposits                              4.72             4.05

  Borrowings:
    Short-term                          6.70             6.38
    FHLB and other                      6.99             6.65

  Total borrowings                      6.97 (1)         6.58 (1)

    Interest-costing liabilities        5.02             4.52

Interest rate spread                    2.35             2.16

Net interest margin                     2.45             2.24

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

     The following table presents nonperforming assets (nonaccrual loans and REO), TDRs and other impaired major loans, net of related specific loss allowances, by type as of the dates indicated:

                                            June 30,    December 31,  Increase
                                             1995          1994      (Decrease)
                                          -----------   -----------  -----------
                                                 (dollars in thousands)
Nonaccrual loans:
   Single family                           $ 570,577     $ 568,808    $   1,769
   Multi-family                              101,217        69,856       31,361
   Commercial and industrial
      real estate                             35,117        42,362       (7,245)
                                           ---------     ---------    ---------
                                             706,911       681,026       25,885
                                           ---------     ---------    ---------
REO:
   Single family                             166,163       135,357       30,806
   Multi-family                               18,008        14,181        3,827
   Commercial and industrial
      real estate                              7,353        12,410       (5,057)
                                           ---------     ---------    ---------
                                             191,524       161,948       29,576
                                           ---------     ---------    ---------
Total nonperforming assets:
   Single family                             736,740       704,165       32,575
   Multi-family                              119,225        84,037       35,188
   Commercial and industrial
      real estate                             42,470        54,772      (12,302)
                                           ---------     ---------    ---------
         Total                             $ 898,435     $ 842,974    $  55,461
                                           =========     =========    =========
TDRs:
   Single family                           $  37,844     $  21,885    $  15,959
   Multi-family                               60,906        56,824        4,082
   Commercial and industrial
      real estate                             42,516        42,656         (140)
                                           ---------     ---------    ---------
         Total                             $ 141,266     $ 121,365    $  19,901
                                           =========     =========    =========
Other impaired major loans:
   Multi-family                            $  11,231     $  10,652    $     579
   Commercial and industrial
      real estate                              4,820         1,506        3,314
                                           ---------     ---------    ---------
                                           $  16,051     $  12,158    $   3,893
                                           =========     =========    =========
Ratio of nonperforming assets
   to total assets                              1.69%         1.57%
                                           =========     =========
Ratio of nonperforming assets
   and TDRs to total assets
                                                1.95%         1.79%
                                           =========     =========
Ratio of allowances for
   losses on loans and REO to
   nonperforming assets                        45.57%        50.12%
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

     The following table presents nonperforming assets, TDRs and other impaired major loans by state at June 30, 1995:

                            Nonperforming Assets
             ----------------------------------------------------
                                           Commercial                                   Other
                                              and                                     Impaired
             Single Family   Multi-Family  Industrial                                   Major
              Residential    Residential   Real Estate    Total          TDRs           Loans
             -------------   ------------  -----------  ---------   --------------   -----------
                                  (in thousands)
California     $598,390        $106,390      $30,814    $735,594       $78,185         $15,024
Florida          30,434            -             179      30,613           419            -
New York         42,990           4,109        2,358      49,457        40,281            -
Illinois         16,319           3,611        5,300      25,230         1,533            -
Texas             9,181             473         -          9,654         6,565            -
Other            39,426           4,642        3,819      47,887        14,283           1,027
               --------        --------      -------    --------      --------         -------
               $736,740        $119,225      $42,470    $898,435      $141,266         $16,051
               ========        ========      =======    ========      ========         =======

     Total nonperforming assets were $898.4 million at June 30, 1995, or a ratio of nonperforming assets to total assets of 1.69%, an increase of $55.5 million or 7% during the first six months of 1995 from $843.0 million, or 1.57% of total assets, at December 31, 1994. Single family nonperforming assets were $736.7 million at June 30, 1995, an increase of $32.6 million or 5% primarily due to increases in California REO of $26.5 million and nonaccrual loans secured by California properties of $4.8 million.

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

     CAPITAL. Stockholders' equity was $2.8 billion at June 30, 1995, a decrease of $133.6 million or 5% from December 31, 1994. The decrease is primarily due to the net loss of $117.5 million, including the write-off of $234.7 million in goodwill upon adopting SFAS No. 72, and dividends paid to common and preferred stockholders of $76.8 million, partially offset by a net change of $53.2 million to a net unrealized gain on securities available for sale. The net unrealized gain on securities available for sale at June 30, 1995 was $0.7 million.

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



                                         /s/  Kevin M. Twomey
                                      -------------------------------
                                      Kevin M. Twomey
                                      Senior Executive Vice President
                                      and Chief Financial Officer
                                      (Authorized Signer)



                                         /s/  George Miranda
                                      -------------------------------
                                      George Miranda
                                      First Vice President and
                                      Principal Accounting Officer

                                EXHIBIT INDEX


       Exhibit                                                  Sequentially
       Number                 Description                       Numbered Page
      --------                ------------                      --------------
          2           Purchase of Assets and Liability
                      Assumption Agreement, dated as of
                      May 12, 1995, between Home Savings
                      of America, FSB and GreenPoint Bank.            *

         10           Consulting Agreement, dated as of
                      November 1, 1994, between H. F. Ahmanson
                      & Company and Robert M. De Kruif.               *

         11           Statement of Computation of Earnings
                      per Share.                                     31

         27           Financial Data Schedule.                       **





































* Filed with Form 10-Q previously filed for the quarter ended June 30, 1995. ** Filed electronically with the Securities and Exchange Commission.