Form 10-Q
period 1995-09-30
AHMANSON H F & CO /DE/
filed 1995-11-14
CIK 771667

                                 FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.   20549

        (X)       QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

             for the quarterly period ended September 30, 1995

                                     OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         for the transition period from              to
                                         ------------    ------------
         Commission File Number                        1-8930
                                                      ---------

                           H. F. AHMANSON & COMPANY
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)

                 Delaware                               95-0479700
       ------------------------------                 ---------------
      (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)                Identification No.)

      4900 Rivergrade Road, Irwindale, California              91706
      -------------------------------------------            ---------
     (Address of principal executive offices)                (Zip Code)

      Registrant's telephone number, including area code. (818) 960-6311
                                                           -------------
                      Exhibit Index appears on page:    35

               Total number of sequentially numbered pages:    36

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No    .
    ----    ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1995: $.01 par value - 117,737,673 shares.

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

H. F. AHMANSON & COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited) (in thousands)

Assets                                       September 30, 1995     December 31, 1994
------                                       ------------------     -----------------
Cash and amounts due from banks                   $   645,369           $   782,678
Securities purchased under
  agreements to resell                                258,000               952,000
Other short-term investments                           13,840               311,942
                                                  -----------           -----------
  Total cash and cash equivalents                     917,209             2,046,620
Other investment securities held to
  maturity [market value $4,922
  (September 30, 1995) and $270,187
  (December 31, 1994)]                                  4,941               276,945
Other investment securities available
  for sale [amortized cost $35,252
  (September 30, 1995) and $10,670
  (December 31, 1994)]                                 35,460                10,117
Investment in stock of Federal Home
  Loan Bank (FHLB)                                    479,728               439,891
Mortgage-backed securities (MBS)
  held to maturity [market value
  $16,583,600 (September 30, 1995) and
  $10,013,827 (December 31, 1994)]                 16,461,464            10,339,864
MBS available for sale [amortized cost
  $33,118 (September 30, 1995) and
  $2,539,504 (December 31, 1994)]                      34,236             2,449,556
Loans receivable less allowance for losses of
  $385,289 (September 30, 1995) and
  $400,232 (December 31, 1994)                     30,830,642            35,992,566
Loans held for sale [market value
  $141,155 (September 30, 1995) and
  $9,192 (December 31, 1994)]                         139,121                 9,179
Accrued interest receivable                           158,139               212,947
Real estate held for development and
  investment (REI) less allowance for losses of
  $321,209 (September 30, 1995) and
  $333,825 (December 31, 1994)                        321,467               313,316
Real estate owned held for sale (REO)
  less allowance for losses of
  $37,387 (September 30, 1995) and
  $44,726 (December 31, 1994)                         212,612               161,948
Premises and equipment                                483,546               614,817
Goodwill and other intangible assets                  152,497               468,542
Other assets                                          363,728               314,853
Income taxes                                             -                   74,621
                                                  -----------           -----------
                                                  $50,594,790           $53,725,782
                                                  ===========           ===========
Liabilities and Stockholders' Equity
------------------------------------
Deposits                                          $34,617,805           $40,655,016
Short-term borrowings under agreements
  to repurchase securities sold                     5,487,682             2,253,805
Other short-term borrowings                              -                  100,000
FHLB and other borrowings                           6,269,718             6,822,280
Other liabilities                                     921,647               930,080
Income taxes                                          226,857                  -
                                                  -----------           -----------
  Total liabilities                                47,523,709            50,761,181
Stockholders' equity                                3,071,081             2,964,601
                                                  -----------           -----------
                                                  $50,594,790           $53,725,782
                                                  ===========           ===========


H. F. AHMANSON & COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(dollars in thousands except per share data)

                                                        For the Three Months Ended        For the Nine Months Ended
                                                              September 30,                     September 30,
                                                        ---------------------------      ---------------------------
                                                              1995          1994              1995            1994
                                                        -------------  ------------      ------------    -----------
Interest income:
  Interest on loans                                      $   576,205   $   546,431       $ 1,822,277     $ 1,682,146
  Interest on MBS                                            333,978       196,440           848,448         481,012
  Interest and dividends on investments                       38,983        39,645           121,989         100,810
                                                         -----------   -----------       -----------     -----------
     Total interest income                                   949,166       782,516         2,792,714       2,263,968
                                                         -----------   -----------       -----------     -----------
Interest expense:
  Deposits                                                   504,241       324,441         1,428,477         902,803
  Short-term borrowings                                       37,669        47,911           132,330         143,687
  FHLB and other borrowings                                   92,812        92,255           312,044         212,083
                                                         -----------   -----------       -----------     -----------
     Total interest expense                                  634,722       464,607         1,872,851       1,258,573
                                                         -----------   -----------       -----------     -----------
     Net interest income                                     314,444       317,909           919,863       1,005,395
Provision for loan losses                                     29,175        29,432            81,184         138,013
                                                         -----------   -----------       -----------     -----------
     Net interest income after provision for loan losses     285,269       288,477           838,679         867,382
                                                         -----------   -----------       -----------     -----------
Other income:
  Gain on sales of MBS                                         2,586          -               11,866           4,868
  Gain (loss) on sales of loans                               (1,021)         (943)              989         (10,978)
  Loan servicing income                                       16,688        14,091            44,550          45,109
  Other fee income                                            26,542        28,053            76,896          82,352
  Gain on sale of New York retail deposit branch system      514,671          -              514,671            -
  Gain on sales of investment securities                         142           147               254             195
  Other operating income                                       1,179         1,128               963           3,230
                                                         -----------   -----------       -----------     -----------
                                                             560,787        42,476           650,189         124,776
                                                         -----------   -----------       -----------     -----------
Other expenses:
  General and administrative expenses (G&A)                  235,305       184,717           619,362         562,399
  Operations of REI                                           42,148         6,093            45,856          16,385
  Operations of REO                                           21,007        20,942            61,665          69,877
  Amortization of goodwill and other intangible assets         8,103         5,760            21,948          17,741
                                                         -----------   -----------       -----------     -----------
                                                             306,563       217,512           748,831         666,402
                                                         -----------   -----------       -----------     -----------
Earnings before provision for income taxes and
  cumulative effect of accounting change                     539,493       113,441           740,037         325,756
Provision for income taxes                                   266,495        44,914           349,800         128,333
                                                         -----------   -----------       -----------     -----------
Earnings before cumulative effect of accounting change       272,998        68,527           390,237         197,423
Cumulative effect of change in accounting for goodwill          -             -             (234,742)           -
                                                         -----------   -----------       -----------     -----------
Net earnings                                             $   272,998   $    68,527       $   155,495     $   197,423
                                                         ===========   ===========       ===========     ===========
Earnings per common share - primary:
  Earnings before cumulative effect of accounting change $      2.20   $      0.48       $      2.99     $      1.36
  Cumulative effect of change in accounting for goodwill         -             -               (1.99)            -
                                                         -----------   -----------       -----------     -----------
  Net earnings                                           $      2.20   $      0.48       $      1.00     $      1.36
                                                         ===========   ===========       ===========     ===========
Earnings per common share - fully diluted:
  Earnings before cumulative effect of accounting change $      2.03   $      0.47       $      2.80     $      1.33
  Cumulative effect of change in accounting for goodwill         -             -               (1.80)            -
                                                         -----------   -----------       -----------     -----------
  Net earnings                                           $      2.03   $      0.47       $      1.00     $      1.33
                                                         ===========   ===========       ===========     ===========
Common shares outstanding, weighted average:
  Primary                                                118,507,477   117,603,333       118,059,572     117,389,875
  Fully diluted                                          130,541,379   129,422,951       130,427,469     129,410,249

Return on average assets                                       2.04%         0.52%             0.38%           0.51%
Return on average equity                                      37.72%         9.21%             7.28%           8.89%
Return on average tangible equity*                            42.71%        11.63%            21.10%          11.29%
Ratio of G&A expenses to average assets                        1.76%         1.40%             1.52%           1.46%

*Net earnings excluding amortization of goodwill and other intangible assets, and cumulative effect of change in accounting for goodwill, as a percentage of average equity excluding goodwill and other intangible assets.

H. F. AHMANSON & COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

                                                                                For The Nine
                                                                          Months Ended September 30,
                                                                          -------------------------
                                                                              1995          1994
                                                                          ------------  -----------
Cash flows from operating activities:
 Net earnings                                                              $   155,495  $   197,423
 Adjustments to reconcile net earnings to net cash
  provided by operating activities:
   Cumulative effect of change in accounting for goodwill                      234,742         -
   Gain on sale of New York retail deposit branch system                      (514,671)        -
   Provision for losses on loans and real estate                               151,170      180,793
   Increase in income tax liabilities                                          262,650      102,401
   Proceeds from sales of loans originated for sale                            742,259      510,854
   Loans originated for sale                                                  (766,248)    (373,244)
   Other, net                                                                  (86,972)      (8,196)
                                                                           -----------  -----------
    Net cash provided by operating activities                                  178,425      610,031
                                                                           -----------  -----------

Cash flows from investing activities:
 Proceeds from sales of MBS available for sale                               2,432,215      405,069
 Proceeds from sales of MBS held to maturity                                   491,100         -
 Proceeds from sales of nonaccrual loans                                          -          57,700
 Principal payments on MBS                                                     864,523      900,394
 Principal payments on loans                                                 1,207,344    2,397,580
 Loans originated for investment (net of refinances)                        (3,811,345)  (6,793,723)
 MBS purchased                                                                    (535)    (549,839)
 Loans purchased                                                               (43,667)      (3,435)
 Proceeds from maturities of other investment securities                       253,756        2,500
 Proceeds from sales of investment securities available for sale                   537       52,995
 Other investment securities purchased                                          (6,008)    (335,106)
 Proceeds from sales of REO                                                    227,771      247,104
 Proceeds from sales of premises and equipment                                  78,212        4,731
 Other, net                                                                    (88,575)      78,230
                                                                           -----------  -----------
    Net cash provided by (used in) investing activities                      1,605,328   (3,535,800)
                                                                           -----------  -----------
Cash flows from financing activities:
 Net increase in deposits                                                      786,921       53,672
 Proceeds from deposits purchased                                            1,299,322    2,251,352
 Deposits sold                                                              (7,462,847)        -
 Net increase (decrease) in borrowings maturing in 90 days or less           3,133,877   (2,155,751)
 Proceeds from other borrowings                                              1,174,248    4,433,600
 Repayment of other borrowings                                              (1,729,438)  (1,570,211)
 Dividends to stockholders                                                    (115,247)    (115,006)
                                                                           -----------  -----------
    Net cash provided by (used in) financing activities                     (2,913,164)   2,897,656
                                                                           -----------  -----------
Net decrease in cash and cash equivalents                                   (1,129,411)     (28,113)

Cash and cash equivalents at beginning of period                             2,046,620    3,530,128
                                                                           -----------  -----------
Cash and cash equivalents at end of period                                 $   917,209  $ 3,502,015
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


                                   OVERVIEW

     For the third quarter of 1995, the Company reported net earnings of $273.0 million, or $2.03 per fully diluted common share, compared with $68.5 million, or $0.47 per fully diluted common share, in the same 1994 period. Third quarter net earnings include an after tax gain of $252.7 million from the sale of the Company's New York retail deposit branch system (the "New York sale") on September 22, 1995. The earnings also reflect charges relating to plans to sell certain Company premises, as well as to its previously announced program to streamline its mortgage loan origination process. In addition, the Company added $40 million to its allowance for losses for real estate investments during the quarter. Excluding the gain on the New York sale and these charges, net earnings would have been $65.6 million, or $0.44 per fully diluted common share.

ACCOUNTING CHANGE

     In the third quarter, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," retroactive to the first quarter of 1995, which eliminated $234.7 million of its goodwill, or $1.80 per fully diluted common share, from acquisitions prior to September 30, 1982 and resulted in a restatement of its 1995 first and second quarter earnings. Future annual earnings are expected to be enhanced by approximately $0.07 per fully diluted common share as a result of the reduction in goodwill amortization expense.

RESULTS OF OPERATIONS

     Net interest income totaled $314.4 million for the third quarter of 1995, compared to $317.9 million in the third quarter of 1994, and $310.2 million in the second quarter of 1995. The increase in net interest income from the second quarter of 1995 was due mainly to the widening of the net interest margin. For the third quarter of 1995, the net interest margin was 2.47%, compared to 2.56% in the third quarter of 1994 and 2.38% in the second quarter of 1995. At September 30, 1995, the net interest margin was 2.60%.

     During the third quarter of 1995, the Company provided $29.2 million for loan losses, compared to $29.4 million in the third quarter of 1994 and $25.5 million in the second quarter of 1995.

     In the third quarter of 1995, other income was $560.8 million, compared to $42.5 million in the year ago quarter and $53.4 million in the second quarter of 1995. Other income in the third quarter of 1995 would have been $46.1 million without the gain from the New York sale.

     The Company added $40 million to its allowance for losses for real estate investments due largely to a deterioration, during the quarter, in the value of a major commercial real estate investment project in California. A recent review of project plans led to a change in the Company's assessment of the continued viability of such plans.

     General and administrative expenses totaled $235.3 million in the third quarter of 1995, compared to $184.7 million in the third quarter of 1994 and $201.3 million in the second quarter of 1995.

     In the third quarter of 1995, the Company took a pre-tax charge of $11.0 million relating to planned personnel reductions and other costs associated with Project HOME Run, the streamlining of its mortgage loan origination process. As a part of Project HOME Run, the Company plans to consolidate the processing and underwriting in its nationwide loan offices into two loan service centers.

     In addition, as a result of changes in business plans, the Company has decided to sell certain of its premises, resulting in a third quarter pretax charge of $25.7 million to bring the affected properties to fair value. Pending sale, certain of these assets were transferred from Home Savings to a real estate investment subsidiary of Ahmanson.

     General and administrative expenses as a percentage of average assets were 1.76% in the third quarter of 1995, reflecting the charges discussed above, compared to 1.40% in the third quarter of 1994, and 1.47% in the second quarter of 1995. Without these charges of $36.7 million, the G&A ratio would have been 1.48%. Expressed as an efficiency ratio that measures G&A expenses as a percentage of net interest income and loan servicing and other fee income, the efficiency ratio was 65.8% in the third quarter of 1995, compared to 51.3% in the third quarter of 1994 and 57.3% in the second quarter of 1995. Excluding the adjustments discussed above, the efficiency ratio in the third quarter of 1995 would have been 55.5%.

ASSET QUALITY

     Nonperforming assets increased by $18.1 million during the quarter. At September 30, 1995, nonperforming assets totaled $916.5 million, or 1.81% of total assets, compared to $889.8 million or 1.65% of total assets at September 30, 1994, and $898.4 million, or 1.68% of total assets at June 30, 1995. The increase in the ratio of nonperforming assets to total assets principally reflects a decrease in total assets at the end of the quarter resulting from the New York sale.

LOAN ORIGINATIONS

     The Company originated $1.5 billion of residential mortgages in the third quarter of 1995. Production was $2.6 billion in the third quarter of 1994 and $1.6 billion in the second quarter of 1995. Consumer loan production totaled $15.7 million during the quarter.

SALE OF NEW YORK RETAIL DEPOSIT BRANCH SYSTEM

     On September 22, 1995, the Company's retail branches in New York City, Long Island and Westchester County, with deposits totaling $8.1 billion, were sold for approximately $671 million, representing a deposit premium of approximately 8%.

     The Company recorded an after-tax profit from the sale of the New York branches of $252.7 million, after writing off applicable goodwill and other intangibles of $106.9 million and other expenses relating to the sale.

STOCK REPURCHASE PROGRAM

     On October 3, 1995, the Board of Directors authorized a stock repurchase program enabling Ahmanson to repurchase up to $250 million of its common stock and/or convertible preferred stock, from time to time.

CAPITAL

     At September 30, 1995, Home Savings' capital ratios continued to exceed regulatory requirements for well-capitalized institutions, the highest regulatory standard.

                             RESULTS OF OPERATIONS

NET INTEREST INCOME

     Net interest income was $314.4 million in the third quarter of 1995, a decrease of $3.5 million or 1%, and was $919.9 million in the first nine months of 1995, a decrease of $85.5 million or 9%, compared to the same periods of 1994, reflecting compression of the net interest margin. The compression began to abate in the first quarter of 1995 and the net interest margin continued to expand during the second and third quarters of 1995 as yields increased on the Company's ARM portfolio while the Company's funding costs were relatively stable.

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

                                                        Three Months Ended September 30,
                                        --------------------------------------------------------------
                                                     1995                             1994
                                        ------------------------------  ------------------------------
                                          Average              Average    Average              Average
                                          Balance    Interest    Rate     Balance    Interest    Rate
                                        ----------- ----------  ------  ----------- ---------- -------
                                                              (dollars in thousands)
Interest-earning assets:
  Loans                                 $30,740,453   $576,205   7.50%  $34,066,952   $546,431   6.42%
  MBS                                    17,819,246    333,978   7.50    12,744,682    196,440   6.17
                                        -----------   --------          -----------   --------
     Total loans and MBS                 48,559,699    910,183   7.50    46,811,634    742,871   6.35
  Investment securities                   2,463,031     38,983   6.33     2,928,082     39,645   5.42
                                        -----------   --------          -----------   --------
  Interest-earning assets                51,022,730    949,166   7.44    49,739,716    782,516   6.29
                                                      --------                        --------
Other assets                              2,591,933                       3,010,203
                                        -----------                     -----------
            Total assets                $53,614,663                     $52,749,919
                                        ===========                     ===========
Interest-costing liabilities:
  Deposits                              $42,386,182    504,241   4.76   $38,394,311    324,441   3.38
                                        -----------   --------          -----------   --------
  Borrowings:
     Short-term                           2,316,567     37,669   6.50     4,051,799     47,911   4.73
     FHLB and other                       5,229,260     92,812   7.10     6,170,347     92,255   5.98
                                        -----------   --------          -----------   --------
       Total borrowings                   7,545,827    130,481   6.92    10,222,146    140,166   5.48
                                        -----------   --------          -----------   --------
  Interest-costing liabilities           49,932,009    634,722   5.08    48,616,457    464,607   3.82
                                                      --------                        --------
Other liabilities                           787,361                       1,158,794
Stockholders' equity                      2,895,293                       2,974,668
                                        -----------                     -----------
            Total liabilities and
              stockholders' equity      $53,614,663                     $52,749,919
                                        ===========                     ===========
Excess interest-earning assets/
  Interest rate spread                  $ 1,090,721              2.36   $ 1,123,259              2.47
                                        ===========                     ===========
Net interest income/
  Net interest margin                                 $314,444   2.47                 $317,909   2.56
                                                      ========                        ========

                                                       Nine Months Ended September 30,
                                       ----------------------------------------------------------------
                                                     1995                             1994
                                       ------------------------------- --------------------------------
                                         Average               Average    Average               Average
                                         Balance     Interest    Rate     Balance     Interest    Rate
                                       -----------  ---------- -------  -----------  ---------- -------
                                                              (dollars in thousands)
Interest-earning assets:
  Loans                                $33,355,052  $1,822,277   7.28%  $35,353,711  $1,682,146   6.34%
  MBS                                   15,771,929     848,448   7.17    10,119,045     481,012   6.34
                                       -----------  ----------          -----------  ----------
     Total loans and MBS                49,126,981   2,670,725   7.25    45,472,756   2,163,158   6.34
  Investment securities                  2,636,494     121,989   6.17     2,902,379     100,810   4.63
                                       -----------  ----------          -----------  ----------
  Interest-earning assets               51,763,475   2,792,714   7.19    48,375,135   2,263,968   6.24
                                                    ----------                       ----------
Other assets                             2,556,745                        2,977,328
                                       -----------                      -----------
            Total assets               $54,320,220                      $51,352,463
                                       ===========                      ===========
Interest-costing liabilities:
  Deposits                             $41,856,532   1,428,477   4.55   $37,877,095     902,803   3.18
                                       -----------  ----------          -----------  ----------
  Borrowings:
     Short-term                          2,755,283     132,330   6.40     4,804,645     143,687   3.99
     FHLB and other                      6,033,155     312,044   6.90     4,602,887     212,083   6.14
                                       -----------  ----------          -----------  ----------
       Total borrowings                  8,788,438     444,374   6.74     9,407,532     355,770   5.04
                                       -----------  ----------          -----------  ----------
  Interest-costing liabilities          50,644,970   1,872,851   4.93    47,284,627   1,258,573   3.55
                                                    ----------                       ----------
Other liabilities                          829,047                        1,106,208
Stockholders' equity                     2,846,203                        2,961,628
                                       -----------                      -----------
            Total liabilities and
              stockholders' equity     $54,320,220                      $51,352,463
                                       ===========                      ===========
Excess interest-earning assets/
  Interest rate spread                 $ 1,118,505              2.26    $ 1,090,508               2.69
                                       ===========                      ===========
Net interest income/
  Net interest margin                               $  919,863  2.37                 $1,005,395   2.77
                                                    ==========                       ==========

     The following table presents the changes for the third quarter and first nine months of 1995 from the respective periods of 1994 in the interest income and expense attributable to various categories of assets and liabilities for the Company as allocated to changes in average balances and changes in average rates. Because of numerous and simultaneous changes in both balances and rates from period to period, it is not possible to allocate precisely the effects thereof. For purposes of this table, the change due to volume is initially calculated as the current period change in average balance multiplied by the average rate during the prior year's period and the change due to rate is calculated as the current period change in average rate multiplied by the average balance during the preceding year's period. Any change that remains unallocated after such calculations is allocated proportionately to changes in volume and changes in rates.

                             Three Months Ended September 30,      Nine Months Ended September 30,
                             --------------------------------    ----------------------------------
                                    1995 Versus 1994                     1995 Versus 1994
                                Increase/(Decrease) Due to           Increase/(Decrease) Due to
                             ---------------------------------   ----------------------------------
                              Volume       Rate        Total       Volume       Rate       Total
                             ---------   ---------   ---------   ----------  ----------  ----------
                                                        (in thousands)
Interest income on:
  Loans                       $(62,720)   $ 92,494   $  29,774   $(109,138)  $ 249,269   $ 140,131
  MBS                           95,158      42,380     137,538     304,366      63,070     367,436
  Investments                   (6,979)      6,317        (662)    (12,281)     33,460      21,179
                              --------    --------   ---------   ---------   ---------   ---------
    Total interest income       25,459     141,191     166,650     182,947     345,799     528,746
                              --------    --------   ---------   ---------   ---------   ---------
Interest expense on:
  Deposits                      47,460     132,340     179,800     135,976     389,698     525,674
  Short-term borrowings        (28,124)     17,882     (10,242)    (96,935)     85,578     (11,357)
  FHLB and other borrowings    (16,238)     16,795         557      73,801      26,160      99,961
                              --------    --------   ---------   ---------   ---------   ---------
    Total interest expense       3,098     167,017     170,115     112,842     501,436     614,278
                              --------    --------   ---------   ---------   ---------   ---------
          Net interest income $ 22,361    $(25,826)  $  (3,465)  $  70,105   $(155,637)  $ (85,532)
                              ========    ========   =========   =========   =========   =========

     Net interest income decreased $3.5 million, or 1%, in the third quarter of 1995 as compared to the third quarter of 1994 due to a decrease of nine basis points in the net interest margin to 2.47% for the third quarter of 1995 from 2.56% for the third quarter of 1994, partially offset by an increase of $1.3 billion in average interest-earning assets. The decrease of $85.5 million, or 9%, in net interest income for the first nine months of 1995 as compared to the same period of 1994 reflects a decline of 40 basis points in the net interest margin to 2.37% for the 1995 period from 2.77% for the 1994 period, partially offset by an increase of $3.4 billion in average interest-earning assets. The increases in average interest-earning assets were primarily funded with interest-costing liabilities.

     In addition, provisions for losses of delinquent interest related to nonaccrual loans of $9.3 million and $10.5 million in the third quarter of 1995 and 1994, respectively, had the effect of reducing the net interest margin by seven basis points and eight basis points in the respective periods. Such provisions came to $35.3 million and $31.9 million in the first nine months of 1995 and 1994, respectively, reducing the net interest margin for both periods by nine basis points.

     The decreases in the net interest margin for the 1995 third quarter and nine month periods compared to the prior year's periods reflect both the lag between changes in the monthly weighted average cost of funds for Federal Home Loan Bank ("FHLB") Eleventh District savings institutions as computed by the FHLB of San Francisco ("COFI"), which is the index for determining the interest rates on a majority of the Company's interest-earning assets, and changes in the interest rates on the Company's interest-costing liabilities in a period of rising interest rates, and to the narrowing of the Company's funding advantage relative to COFI. However, the net interest margin increased nine basis points to 2.47% in the third quarter from 2.38% for the second quarter of 1995, reflecting a continuing rise in yields on the Company's COFI-indexed assets during the third quarter of 1995 while the Company's funding costs remained relatively stable. The Company's cost of funds was five basis points and 13 basis points below the average of COFI of 5.13% and 3.95% during the third quarter of 1995 and 1994, respectively. During the first nine months of 1995 and 1994, the Company's cost of funds was 12 basis points and 24 basis points below the average of COFI of 5.05% and 3.79% for the respective 1995 and 1994 periods.

     The Company believes that its net interest income is somewhat insulated from interest rate fluctuations within a fairly wide range primarily due to the adjustable rate nature of its loan and MBS portfolio. However, increases in market interest rates or further narrowing of the Company's funding advantage relative to COFI could contribute to compression of the net interest margin. In addition, substantially all ARMs originated since 1981 have maximum and minimum interest rates and all ARMs originated after 1987 have a maximum interest rate. In the event of sustained significant increases in rates, such maximum interest rates could also contribute to compression of the net interest margin. For information regarding the Company's strategies related to COFI and limiting interest rate risk, see "Financial Condition - Asset/Liability Management."

PROVISION FOR LOAN LOSSES

     The provision for loan losses was $29.2 million in the third quarter of 1995, a decrease of $0.2 million or less than 1% from the $29.4 million provision for the third quarter of 1994. The provision for loan losses was $81.2 million in the first nine months of 1995, a decrease of $56.8 million or 41% from the $138.0 million provision for the first nine months of 1994 which included $30 million representing the Company's estimated losses from real property damage sustained by its borrowers in the Northridge, California earthquake in January 1994. For additional information regarding the allowance for loan losses, see "Financial Condition - Asset Quality - Allowance for Loan Losses."

OTHER INCOME

     GAIN ON SALES OF MBS. During the third quarter of 1995, MBS totaling $641.9 million were sold for a pre-tax gain of $2.6 million. There were no sales of MBS in the third quarter of 1994. During the first nine months of 1995, MBS totaling $2.2 billion were sold for a pre-tax gain of $11.9 million. In the first nine months of 1994, the Company sold MBS totaling $400.2 million for a pre-tax gain of $4.9 million.

     During the third quarter of 1995, MBS totaling $715.7 million were sold as part of the funding of the New York sale, resulting in a pre-tax loss of $14.0 million included in the gain on the New York sale as a related expense. Included in these sales of MBS related to the New York sale were MBS originally designated as held to maturity of $503.3 million, which were sold at a pre-tax loss of $12.2 million. For additional information see "Financial Condition - Liquidity and Capital Resources - MBS."

     GAIN (LOSS) ON SALES OF LOANS. During the third quarter of 1995, loans originated for sale totaling $508.6 million were sold for a pre-tax loss of $1.0 million as compared to such loans totaling $39.6 million sold for a pre-tax loss of $0.9 million in the third quarter of 1994. In the first nine months of 1995, loans originated for sale totaling $745.4 million were sold for a pre-tax gain of $1.0 million compared to such loans totaling $520.2 million sold for a pre-tax loss of $11.0 million in the first nine months of 1994.

     The Company adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights, an Amendment to FASB No. 65," effective April 1, 1995. Results from periods prior to April 1, 1995 have not been restated. In accordance with SFAS No. 122, the Company capitalizes mortgage servicing rights ("MSR") related to mortgage loans originated for sale. The total cost of the mortgage loans originated for sale is allocated to the MSR and the mortgage loans without the MSR based on their relative fair values. The MSR are amortized over the servicing period as a component of net loan servicing income.

     The adoption of SFAS No. 122 resulted in MSR of $9.2 million as of September 30, 1995, which is included in "Other assets" in the Consolidated Statement of Financial Condition, and increased the gain on sale of loans by $4.3 million and $6.3 million for the 1995 third quarter and nine month periods, respectively. The MSR are periodically evaluated for impairment based on the fair value of the MSR. There was no impairment of these MSR recognized at September 30, 1995.

     LOAN SERVICING INCOME. During the third quarter of 1995 loan servicing income was $16.7 million, an increase of $2.6 million or 18% from $14.1 million in the third quarter of 1994. The increase was primarily due to an increase of eight basis points in the retained loan yield, partially offset by a decrease of $1.5 billion in the average portfolio of loans serviced for investors. In the first nine months of 1995 loan servicing income was $44.6 million, a decrease of $0.5 million or 1% from $45.1 million in the first nine months of 1994. The decrease reflects a decline of $2.8 billion in the average portfolio of loans serviced for investors, substantially offset by an increase of seven basis points in the retained loan yield. The declines in the average portfolio of loans serviced for investors are primarily due to the sale of servicing rights related to $2 billion of fixed-rate single family loans in the fourth quarter of 1994. At September 30, 1995 and 1994, the portfolio of loans serviced for investors was $12.9 billion and $13.7 billion, respectively.

     OTHER FEE INCOME. Other fee income was $76.9 million for the first nine months of 1995, a decrease of $5.5 million or 7% from $82.4 million for the same period of 1994. The decrease was primarily due to a decline of $5.0 million in investment and insurance services commissions.

     GAIN ON SALE OF NEW YORK RETAIL DEPOSIT BRANCH SYSTEM. In September 1995, the Company sold its deposits totaling $8.1 billion and branch premises in New York, resulting in a pre-tax gain of $514.7 million. The gain is net of the write-off of goodwill and other intangibles of $106.9 million and other expenses associated with the sale. The gain on the New York sale, after taxes, was $252.7 million.

     OTHER OPERATING INCOME. During the first nine months of 1995, other operating income was $1.0 million, a decrease of $2.2 million from income of $3.2 million for the same period of 1994. The decrease was primarily due to the loss on sale of the remaining Ohio branch amounting to $1.6 million in the first quarter of 1995.

OTHER EXPENSES

     G&A EXPENSES. G&A expenses were $235.3 million in the third quarter of 1995, an increase of $50.6 million or 27% from $184.7 million in the third quarter of 1994. G&A expenses totaled $619.4 million for the first nine months of 1995, an increase of $57.0 million or 10% from $562.4 million for the first nine months of 1994. The increases reflect the pre-tax charge of $11.0 million in the third quarter of 1995 associated with Project HOME Run, and other costs associated with various new business development efforts. In addition, as a result of changes in business plans, the Company has decided to sell certain of its premises, resulting in a third quarter charge of $25.7 million to bring the affected properties to fair value. The increase in G&A expenses for the first nine months of 1995 was partially offset by $9.0 million of FDIC premium rebates recorded in the first nine months of 1995 and reductions in the premium assessment rates.

     The ratio of G&A expenses to average assets (the "G&A ratio") was 1.76% in the third quarter of 1995 compared to 1.40% in the third quarter of 1994, an increase of 36 basis points. The increase reflects the 27% increase in G&A expenses, partially offset by an increase of 2% in average assets. The G&A ratios for the first nine months of 1995 and 1994 were 1.52% and 1.46%, respectively, which reflects the 10% increase in G&A expenses, partially offset by a 6% increase in average assets.

     OPERATIONS OF REI. Losses from operations of REI were $42.1 million in the third quarter of 1995, an increase of $36.0 million from $6.1 million in the third quarter of 1994 and were $45.9 million for the first nine months of 1995, an increase of $29.5 million from $16.4 million in the first nine months of 1994. The increases reflect the provision for losses of $40.0 million during the third quarter of 1995 due largely to a deterioration in the value of a major commercial REI project in California. A recent review of the project's plans led to a change in the Company's assessment of the continued viability of such plans.

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

     OPERATIONS OF REO. Losses from operations of REO were $21.0 million in the third quarter of 1995, a slight increase from $20.9 million for the third quarter of 1994. For the first nine months of 1995, losses from operations of REO were $61.7 million, a decrease of $8.2 million or 12% from $69.9 million for the same period of 1994, reflecting declines of $4.6 million in losses on sales of REO properties and $3.7 million in the provision for losses.

     AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR GOODWILL. The Company adopted SFAS No. 72 effective January 1, 1995 for goodwill related to acquisitions made prior to September 30, 1982. As a result, the Company wrote off goodwill totaling $234.7 million as a cumulative effect of the change in accounting for goodwill. The adoption of SFAS No. 72 also resulted in a reversal of $4.3 million in goodwill amortization expense previously reported for the first six months of 1995. Results from periods prior to the first quarter of 1995 have not been restated. SFAS No. 72 requires, among other things, that to the extent the fair value of liabilities assumed exceeds the fair value of assets resulting from the acquisition of banking or thrift institutions initiated after September 30, 1982, the resulting goodwill recognized shall be amortized over a period no longer than the estimated remaining life of the acquired long-term interest-earning assets. The adoption of SFAS No. 72 for goodwill related to acquisitions of banking or thrift institutions prior to September 30, 1982 is permitted but not required. The Company has been accounting for acquisitions initiated subsequent to September 30, 1982 in accordance with SFAS No. 72.

     Amortization of goodwill and other intangible assets for the third quarter of 1995 was $8.1 million, an increase of $2.3 million or 41% from $5.8 million for the third quarter of 1994. For the first nine months of 1995, amortization of goodwill and other intangible assets was $21.9 million, an increase of $4.2 million or 24% from $17.7 million for the same period of 1994, reflecting a net increase in the core deposit premium related to deposits acquired in late 1994 and the first nine months of 1995, partially offset by the reductions in the goodwill balance upon the adoption of SFAS No. 72 and the sales of the New York and Illinois retail deposit branch systems.

     PROVISION FOR INCOME TAXES. The changes in the provision for income taxes primarily reflect the changes in pre-tax earnings between the comparable periods. The effective tax rates for the third quarters of 1995 and 1994 were 49.4% and 39.6%, respectively. For the comparable nine month periods, the effective tax rates were 47.3% in 1995 and 39.4% in 1994, reflecting management's estimate of the Company's full year tax provision. The effective tax rates for the 1995 periods also reflect the write-off of $101.8 million in goodwill, which is not deductible for tax purposes, related to the New York sale.

                             FINANCIAL CONDITION

     The Company's consolidated assets were $50.6 billion at September 30, 1995, a decrease of $3.1 billion or 6% from $53.7 billion at December 31, 1994. The decrease in assets is primarily due to the New York sale and related funding transactions. The Company sold $8.1 billion in deposits for a premium of approximately 8%, as well as the related branch premises. In addition, goodwill and other intangible assets associated with the branch system, totaling $106.9 million, were written off. The New York sale was primarily funded with a combination of new borrowings of $4.7 billion and sales of MBS of $2.8 billion, including $1.4 billion of MBS sold in the second quarter of 1995. The Company also utilized funds generated by the acquisition in the second quarter of 1995 of $1.2 billion in deposits from Household Bank, FSB. As a result of the sale and related asset disposition and funding transactions, the Company's total assets declined by $2.9 billion. In addition, the adoption of SFAS No. 72, effective January 1, 1995, resulted in a $234.7 million decline in goodwill.

     The Company's primary asset generation business continues to be the origination of loans on residential real estate properties. The Company originated $4.8 billion in loans in the first nine months of 1995 compared to $7.7 billion in the first nine months of 1994. Loans on single family homes (one-to-four units) accounted for 80% of the total mortgage loan origination volume in the first nine months of 1995, with the balance on multi-family residential properties, and 82% of total originations were ARMs. In the first nine months of 1995, 10% of the Company's ARM originations were tied to U.S. Treasury securities ("Treasury ARMs") and the balance were COFI ARMs. Since the announcement of the Company's consumer lending program in May 1995, $16.8 million in consumer loans have been funded as of September 30, 1995.

     In the first nine months of 1995, 65% of loan originations were on properties located in California. At September 30, 1995, approximately 97% of the loan and MBS portfolio was secured by residential properties, including 77% secured by single family properties.

The following table summarizes the Company's gross mortgage portfolio by state and property type at September 30, 1995:

                     Single Family          Multi-Family           Commercial and
                      Properties             Properties         Industrial Properties           Total
                ---------------------  ---------------------   ----------------------  ----------------------
                   Gross                  Gross                   Gross                  Gross
                  Mortgage    % of      Mortgage     % of        Mortgage     % of      Mortgage      % of
State              Loans    Portfolio     Loans    Portfolio      Loans     Portfolio    Loans      Portfolio
-----           ----------- ---------  ----------  ---------   -----------  ---------  -----------  ---------
                                                    (dollars in thousands)
California      $26,171,849   70.81%   $8,485,118    92.02%    $1,197,824     73.84%   $35,854,791    75.01%
Florida           2,637,651    7.14        30,701     0.33          6,247      0.39      2,674,599     5.60
New York          2,001,052    5.41       274,922     2.98        206,198     12.71      2,482,172     5.19
Illinois          1,855,250    5.02       103,929     1.13         18,100      1.12      1,977,279     4.14
Texas             1,120,901    3.03        81,362     0.88         30,256      1.87      1,232,519     2.58
Other             3,172,960    8.59       244,464     2.66        163,540     10.07      3,580,964     7.48
                -----------            ----------              ----------              -----------   ------
                $36,959,663   77.32    $9,220,496    19.29     $1,622,165      3.39    $47,802,324   100.00%
                ===========            ==========              ==========              ===========   ======

     The loan and MBS portfolio includes approximately $7.0 billion in mortgage loans that were originated with loan to value ("LTV") ratios exceeding 80%, or 15% of the portfolio at September 30, 1995. Approximately 20% of loans originated during the first nine months of 1995 had LTV ratios in excess of 80%, all of which were loans on single family properties, including 6% with LTV ratios in excess of 90%. The Company takes the additional risk of originating loans with LTV ratios in excess of 80% into consideration in its loan underwriting and pricing policies.

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

     In order to manage the interest rate risk inherent in its portfolios of interest-earning assets and interest-costing liabilities, the Company has emphasized the origination of COFI ARMs for retention in the loan and MBS portfolio. During late 1994 the Company began offering ARMs which provide for interest rates that adjust based upon changes in the yields of U. S. Treasury securities. The Company originated $386.2 million of these Treasury ARMs during the first nine months of 1995. At September 30, 1995, 96.7% of the Company's $47.5 billion loan and MBS portfolio consisted of ARMs indexed primarily to COFI, compared to 95.1% of the $48.8 billion loan and MBS portfolio at December 31, 1994. The average factor above COFI on the Company's COFI ARM portfolio was 248 basis points at September 30, 1995, an increase of four basis points from 244 basis points at December 31, 1994.

     Historically, the Company has maintained its cost of funds at a level below COFI. In a period of rising market interest rates, the favorable differential between the Company's cost of funds and COFI could decline, or become negative, which could result in compression of the Company's interest rate margin. Such a compression occurred in the rising interest rate environment during 1994. The margin compression began to improve during the first quarter of 1995, with continuing improvement in the second and third quarters of 1995 as the Company's cost of funds have remained relatively stable, while the rise in COFI slowed in early 1995 and then stabilized during the second and third quarters of 1995.

     As a result of the New York sale and the related funding transactions the Company may experience temporary increases in its cost of funds, with the favorable differential to COFI continuing to decline or becoming negative. Such increases in the Company's cost of funds are expected to be offset by reductions in G&A expenses and goodwill amortization.

     The Company's basic interest rate risk management strategy includes a goal of having the combined repricing terms of its interest-costing liabilities not differ materially from those of the FHLB Eleventh District savings institutions in aggregate. The Company's approach to managing interest rate risk in an environment where market interest rates are believed to have the potential to rise includes the extension of repricing terms and the spreading of clustered maturities on term deposits and other interest-costing liabilities, combined with an emphasis on acquiring assets more responsive to interest rate changes, including diversification away from COFI on certain interest-earning assets.

     The following table presents the components of the Company's interest rate sensitive asset and liability portfolios by repricing periods (contractual maturity as adjusted for frequency of repricing) as of September 30, 1995:

                                                                                 Repricing Periods
                                                  Percent --------------------------------------------------------------
                                                    of       Within                                             Years
                                        Balance    Total    6 Months   Months 7-12    1-5 Years   5-10 Years   Over 10
                                      ----------- ------- -----------  -----------   -----------  ----------  ----------
                                                                                (dollars in thousands)
Interest-earning assets:
Investment securities                 $   791,969    2%   $   763,674  $         6   $    28,289  $     -     $     -
Impact of hedging (LIBOR-indexed
  amortizing swaps)                          -       -       (116,409)        -          116,409        -           -
                                      -----------  ---    -----------  -----------   -----------  ----------  ----------
    Total investment securities           791,969    2        647,265            6       144,698        -           -
                                      -----------  ---    -----------  -----------   -----------  ----------  ----------

Loans and MBS
  MBS
    ARMs                               16,086,275   33     16,086,275         -             -           -           -
    Other                                 409,425    1           -            -            1,020       3,505     404,900
  Loans
    ARMs                               29,791,296   62     28,774,036      349,000       668,260        -           -
    Other                               1,178,467    2        250,795       91,078       384,056     240,036     212,502
  Impact of hedging (interest
    rate swaps)                              -       -      1,017,260     (349,000)     (668,260)       -           -
                                      -----------  ---    -----------  -----------   -----------  ----------  ----------
    Total loans and MBS                47,465,463   98     46,128,366       91,078       385,076     243,541     617,402
                                      -----------  ---    -----------  -----------   -----------  ----------  ----------
        Total interest-earning assets $48,257,432  100%   $46,775,631  $    91,084   $   529,774  $  243,541  $  617,402
                                      ===========  ===    ===========  ===========   ===========  ==========  ==========
Interest-costing liabilities:
Deposits
  Transaction accounts                $ 9,644,067   21%   $ 9,644,067  $      -      $      -     $     -     $     -
  Term accounts                        24,973,738   54     15,710,354    5,941,074     3,309,684      12,585          41
                                      -----------  ---    -----------  -----------   -----------  ----------  ----------
    Total deposits                     34,617,805   75     25,354,421    5,941,074     3,309,684      12,585          41
                                      -----------  ---    -----------  -----------   -----------  ----------  ----------
Borrowings
  Short-term                            5,487,682   12      4,616,649      871,033          -           -           -
  FHLB and other                        6,269,718   13      3,174,739      631,707     1,711,439     737,063      14,770
                                      -----------  ---    -----------  -----------   -----------  ----------  ----------
    Total borrowings                   11,757,400   25      7,791,388    1,502,740     1,711,439     737,063      14,770
                                      -----------  ---    -----------  -----------   -----------  ----------  ----------
        Total interest-bearing
          liabilities                 $46,375,205  100%   $33,145,809  $ 7,443,814   $ 5,021,123  $  749,648  $   14,811
                                      ===========  ===    ===========  ===========   ===========  ==========  ==========
Hedge-adjusted interest-earning
  assets more/(less) than
  interest-costing liabilities        $ 1,882,227         $13,629,822  $(7,352,730)  $(4,491,349) $ (506,107) $  602,591
                                      ===========         ===========  ===========   ===========  ==========  ==========

Cumulative interest sensitivity gap                       $13,629,822  $ 6,277,092   $ 1,785,743  $1,279,636  $1,882,227
                                                          ===========  ===========   ===========  ==========  ==========
Percentage of hedge-adjusted
  interest-earning assets
  to interest-costing liabilities          104.06%
Percentage of cumulative interest
  sensitivity gap to total assets            3.72%

     The following table presents the interest rates and spreads at the end of the periods indicated:

                                     September 30,    December 31,
                                         1995            1994
                                    ------------     ------------
Average yield on:
  Loans                                 7.51%            6.74%
  MBS                                   7.62             6.63

  Total loans and MBS                   7.55             6.71

  Investment securities                 5.45             5.85

    Interest-earning assets             7.52             6.68

Average rate paid on:

  Deposits                              4.73             4.05

  Borrowings:
    Short-term                          5.97             6.38
    FHLB and other                      6.55             6.65

  Total borrowings                      6.28 (1)         6.58 (1)

    Interest-costing liabilities        5.12             4.52

Interest rate spread                    2.40             2.16

Net interest margin                     2.60             2.24

(1) Includes the effect of miscellaneous borrowing costs of approximately 0.20% and 0.27% as of September 30, 1995 and December 31, 1994, respectively.

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

     Loans are reviewed for impairment either on an individual loan-by-loan basis or collectively on an aggregate basis with similar loans depending upon the characteristics of the loans. For the Company, loans collectively reviewed for impairment include all single family loans and performing multi-family and commercial and industrial real estate loans ("major loans") under $2 million, excluding loans which are individually reviewed based on specific criteria, such as delinquency, debt coverage, LTV ratio and condition of collateral property. The Company's impaired loans which are reviewed individually for impairment include nonaccrual major loans (excluding those collectively reviewed for impairment), troubled debt restructurings ("TDRs"), and performing major loans and major loans less than 90 days delinquent ("other impaired major loans") which the Company believes will be collected in full, but which the Company believes it is probable will not be collected in accordance with the contractual terms of the loans.

     The following table presents nonperforming assets (nonaccrual loans and REO), TDRs and other impaired major loans, net of related specific loss allowances, by type as of the dates indicated:

                                         September 30,  December 31,  Increase
                                             1995          1994      (Decrease)
                                         ------------   -----------  -----------
                                                 (dollars in thousands)
Nonaccrual loans:
   Single family                           $ 604,646     $ 568,808    $  35,838
   Multi-family                               72,371        69,856        2,515
   Commercial and industrial
      real estate                             26,908        42,362      (15,454)
                                           ---------     ---------    ---------
                                             703,925       681,026       22,899
                                           ---------     ---------    ---------
REO:
   Single family                             183,777       135,357       48,420
   Multi-family                               13,333        14,181         (848)
   Commercial and industrial
      real estate                             15,502        12,410        3,092
                                           ---------     ---------    ---------
                                             212,612       161,948       50,664
                                           ---------     ---------    ---------
Total nonperforming assets:
   Single family                             788,423       704,165       84,258
   Multi-family                               85,704        84,037        1,667
   Commercial and industrial
      real estate                             42,410        54,772      (12,362)
                                           ---------     ---------    ---------
         Total                             $ 916,537     $ 842,974    $  73,563
                                           =========     =========    =========
TDRs:
   Single family                           $  42,724     $  21,885    $  20,839
   Multi-family                               65,108        56,824        8,284
   Commercial and industrial
      real estate                             41,977        42,656         (679)
                                           ---------     ---------    ---------
         Total                             $ 149,809     $ 121,365    $  28,444
                                           =========     =========    =========
Other impaired major loans:
   Multi-family                            $  17,580     $  10,652    $   6,928
   Commercial and industrial
      real estate                              8,170         1,506        6,664
                                           ---------     ---------    ---------
                                           $  25,750     $  12,158    $  13,592
                                           =========     =========    =========
Ratio of nonperforming assets
   to total assets                              1.81%         1.57%
                                           =========     =========
Ratio of nonperforming assets
   and TDRs to total assets
                                                2.11%         1.79%
                                           =========     =========
Ratio of allowances for
   losses on loans and REO to
   nonperforming assets                        44.31%        50.12%
                                           =========     =========

     The amount of the net recorded investment in impaired loans for which there is a related specific allowance for losses was $99.6 million, net of an allowance of $36.0 million, at September 30, 1995 and $71.0 million, net of an allowance of $29.9 million, at December 31, 1994. The Company's total net recorded investment in impaired loans (excluding those loans collectively reviewed for impairment) was $246.2 million and $204.5 million at September 30, 1995 and December 31, 1994, respectively.

     The following table presents nonperforming assets, TDRs and other impaired major loans by state at September 30, 1995:

                            Nonperforming Assets
             ----------------------------------------------------
                                           Commercial                                Other
                                              and                                  Impaired
             Single Family   Multi-Family  Industrial                                Major
              Residential    Residential   Real Estate    Total          TDRs        Loans
             -------------   ------------  -----------  ---------   -----------   ----------
                                  (in thousands)
California     $643,456         $72,806      $30,318    $746,580      $ 87,922      $24,723
Florida          34,642            -             180      34,822           419         -
New York         47,216           5,306        4,413      56,935        39,960         -
Illinois         15,600           3,182        5,300      24,082           615         -
Texas             7,970             556         -          8,526         6,424         -
Other            39,539           3,854        2,199      45,592        14,469        1,027
               --------         -------      -------    --------      --------      -------
               $788,423         $85,704      $42,410    $916,537      $149,809      $25,750
               ========         =======      =======    ========      ========      =======

     Total nonperforming assets were $916.5 million at September 30, 1995, or a ratio of nonperforming assets to total assets of 1.81%, an increase of $73.6 million or 9% during the first nine months of 1995 from $843.0 million, or 1.57% of total assets, at December 31, 1994. Single family nonperforming assets were $788.4 million at September 30, 1995, an increase of $84.3 million or 12% from December 31, 1994 primarily due to increases in California REO of $45.1 million and nonaccrual loans secured by California and New York properties of $31.2 million and $7.0 million, respectively.

     Multi-family nonperforming assets were $85.7 million at September 30, 1995, an increase of $1.7 million or 2% during the first nine months of 1995 primarily due to increases in Illinois ($2.6 million), New York ($2.1 million) and New Jersey ($1.5 million) offset by a decline in California ($5.7 million). Commercial and industrial real estate nonperforming assets were $42.4 million at September 30, 1995, a decrease of $12.4 million or 23% during the first nine months of 1995 primarily due to declines in California ($8.0 million), New Jersey ($2.7 million) and New York ($1.3 million).

     TDRs were $149.8 million at September 30, 1995, an increase of $28.4 million or 23% from $121.4 million at December 31, 1994 primarily due to increases in TDRs secured by properties in California ($28.2 million) and New Jersey ($1.0 million), partially offset by a decrease in Illinois ($3.0 million). Other impaired major loans totaled $25.8 million at September 30, 1995, an increase of $13.6 million or 112% from $12.2 million at December 31, 1994 primarily due to a $16.8 million increase in such loans secured by properties in California, partially offset by a decrease of $1.7 million in New York.

     The Company is continuing its efforts to reduce the amount of its nonperforming assets by aggressively pursuing loan delinquencies through the collection, workout and foreclosure processes and, if foreclosed, disposing rapidly of the REO. The Company sold $212.6 million of single family REO and $66.4 million of multi-family and commercial and industrial REO in the first nine months of 1995. In addition, the Company may, from time to time, offer packages of nonperforming assets for competitive bids.

     ALLOWANCE FOR LOAN LOSSES. Management believes the Company's allowance for loan losses is adequate at September 30, 1995. The Company's process for evaluating the adequacy of the allowance for loan losses has three basic elements: first, the identification of impaired loans; second, the establishment of appropriate loan loss allowances once individual specific impaired loans are identified; and third, a methodology for estimating loan losses based on the inherent risk in the remainder of the loan portfolio. Based upon this process, consideration of the current economic environment and other factors, management determines what it considers to be an appropriate allowance for loan losses.

The changes in and a summary by type of the allowance for loan losses are as follows:

                                       Three Months Ended          Nine Months Ended
                                         September 30,               September 30,
                                      ---------------------       --------------------
                                        1995        1994            1995       1994
                                      --------    --------        --------   ---------
                                                  (dollars in thousands)
Beginning balance                     $389,927    $447,098        $400,232   $438,786
Provision for loan losses               29,175      29,432          81,184    138,013
                                      --------    --------        --------   --------
                                       419,102     476,530         481,416    576,799
                                      --------    --------        --------   --------
Charge-offs:
  Single family                        (19,736)    (22,276)        (63,899)   (78,923)
  Multi-family                         (10,242)    (21,747)        (33,582)   (58,375)
  Commercial and industrial
    real estate                         (8,754)     (5,266)        (17,103)   (31,387)
                                      --------    --------        --------   --------
                                       (38,732)    (49,289)       (114,584)  (168,685)
  Recoveries                             4,919       9,968          18,457     29,095
                                      --------    --------        --------   --------
    Net charge-offs                    (33,813)    (39,321)        (96,127)  (139,590)
                                      --------    --------        --------   --------
Ending balance                        $385,289    $437,209        $385,289   $437,209
                                      ========    ========        ========   ========
Ratio of net charge-offs to average
  loans and MBS outstanding during
  the periods (annualized)                0.28%      0.34%           0.26%      0.41%
                                          ====       ====            ====       ====

     Gross charge-offs on commercial and industrial real estate loans for the first nine months of 1995 include $6.3 million resulting from the foreclosure of one property in California. During the first nine months of 1994, sales of nonaccrual loans resulted in charge-offs of $6.0 million on single family properties, $8.7 million on multi-family properties and $13.4 million on commercial and industrial properties.

     The following table sets forth the allocation of the Company's allowance for loan losses by the percent of loans and MBS in each category at the dates indicated:

                       September 30, 1995     December 31, 1994
                      --------------------   --------------------
                                 % of Loan              % of Loan
                                  and MBS                and MBS
                      Allowance  Portfolio   Allowance  Portfolio
                      ---------  ---------   ---------  ---------
                                (dollars in thousands)
Single family         $175,000     0.47%     $165,000     0.42%
Multi-family           155,395     1.69       160,232     1.88
Commercial and
  industrial
  real estate           54,894     3.40        75,000     4.34
                      --------               --------
                      $385,289     0.81      $400,232     0.81
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

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity consists of cash, cash equivalents and certain marketable investment securities and MBS which are not committed, pledged or required to liquidate specific liabilities. The liquidity portfolio, totaling approximately $2.2 billion at September 30, 1995, increased $81.5 million or 4% from December 31, 1994. The increase is primarily due to MBS sales of $2.9 billion, a net increase in borrowings of $2.6 billion and the creation of $1.4 billion of liquidity-qualifying MBS, substantially offset by a net decrease of $6.0 billion in deposits during the first nine months of 1995. The liquidity portfolio decreased $1.1 billion or 33% from $3.3 billion at June 30, 1995 primarily due to the use of excess liquidity as part of funding the New York sale.

     Regulations of the Office of Thrift Supervision ("OTS") require each savings institution to maintain, for each calendar month, an average daily balance of liquid assets equal to at least 5% of the average daily balance of its net withdrawable accounts plus short-term borrowings during the preceding calendar month. OTS regulations also require each savings institution to maintain, for each calendar month, an average daily balance of short-term liquid assets (generally those having maturities of 12 months or less) equal to at least 1% of the average daily balance of its net withdrawable accounts plus short-term borrowings during the preceding calendar month. For September 1995 the average liquidity and average short-term liquidity ratios of Home Savings were 9.26% and 5.93%, respectively.

     Sources of additional liquidity consist primarily of positive cash flows generated from operations, the collection of principal payments and prepayments on loans and MBS and increases in deposits and borrowings. Positive cash flows are also generated through the sale of MBS, loans and other assets for cash. Sources of borrowings may include borrowings from the FHLB, commercial paper and public debt issuances, borrowings under reverse repurchase agreements, commercial bank lines of credit and, under certain conditions, direct borrowings from the Federal Reserve System. The principal sources of cash inflows during the first nine months of 1995 were principal payments and prepayments on loans and MBS, proceeds from short-term borrowings and proceeds from sales of loans and MBS.

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

     LOANS RECEIVABLE. The Company's primary use of cash, excluding the New York sale, has been to fund internally generated mortgage loans. During the first nine months of 1995 cash of $4.6 billion was used to originate loans. Gross loan originations of $4.8 billion in the first nine months of 1995 included $3.5 billion of COFI ARMs with an average factor of 274 basis points above COFI, $386.2 million of Treasury ARMs, $860.8 million of fixed rate mortgage loans and $16.8 million of consumer loans. Fixed rate loans originated and designated for sale represented approximately 19% of single family loan originations in the first nine months of 1995. Principal payments on loans were $1.2 billion in the first nine months of 1995, a decrease of $1.2 billion or 50% from $2.4 billion in the first nine months of 1994.

     During the first nine months of 1995 the Company sold loans totaling $745.4 million. The Company designates certain loans as held for sale, including most of its fixed rate originations. At September 30, 1995 the Company had $139.1 million of loans held for sale.

     At September 30, 1995 the Company was committed to fund mortgage loans totaling $572.3 million, of which $360.8 million or 63% were COFI ARMs, $54.9 million or 10% were Treasury ARMs and $156.6 million or 27% were fixed rate loans. The Company expects to fund such loans from its liquidity sources.

     MBS. During the first nine months of 1995 the Company sold $2.4 billion of MBS available for sale, comprised of $2.2 billion of ARM MBS and $240.3 million of fixed rate MBS. Such sales included $2.1 billion of ARM MBS and $212.4 million of fixed rate MBS sold during the second and third quarters of 1995 in preparation for the New York sale. The Company designates certain MBS as available for sale. At September 30, 1995 the Company had $34.2 million of MBS available for sale.

     During the third quarter of 1995, the Company sold $503.3 million of MBS originally intended to be held to maturity. The sale of these MBS was a result of the New York sale and was necessary for the Company to maintain its interest rate risk position following this major disposition as permitted by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Such sales of MBS included $464.6 million in fixed rate MBS and $38.7 million in ARM MBS.

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

     The Financial Accounting Standards Board ("FASB") is considering a one-time opportunity for institutions to reclassify securities from the "held to maturity" designation to the "available for sale" designation prior to December 31, 1995. Such reclassified securities would then be adjusted to fair value in accordance with SFAS No. 115. The potential impact on the Company's Statement of Financial Condition cannot be determined until the FASB has issued its guidance on this classification issue.

     DEPOSITS. Savings deposits were $34.6 billion at September 30, 1995, a decrease of $6.0 billion or 15% from $40.7 billion at December 31, 1994, primarily reflecting deposits sold of $8.1 billion in the New York sale, partially offset by deposits purchased of $1.3 billion and a net deposit inflow of $786.9 million.

     On June 16, 1995, the Company completed the purchase of $1.2 billion in deposits from Household Bank, FSB for a deposit premium of approximately 4%. As a result of this purchase, the Company acquired 52 retail branches in Southern California of which 16 were consolidated with existing Home Savings branches. The Company also purchased deposits totaling $64.3 million from three other California financial institutions, for an average deposit premium of approximately 2% during the first nine months of 1995. In addition, the net deposit inflow reflected the Company's strategy to increase certain term and money market deposit accounts by increasing rates offered on such deposits and reducing certain higher costing borrowings.

     The Company intends to continue consideration of branch purchases and sales as opportunities to consolidate the Company's presence in its key strategic markets. At September 30, 1995, 77% of the Company's total deposits were in California, compared to 62% at December 31, 1994.

     BORROWINGS. Borrowings totaled $11.8 billion at September 30, 1995, an increase of $2.6 billion or 28% from $9.2 billion at December 31, 1994, reflecting an increase in short-term borrowings of $3.1 billion, partially offset by reductions in FHLB and other borrowings of $552.6 million. The increase in short-term borrowings is primarily due to the funding of the New York sale.

     In August 1995, the Company fully paid a maturing note which had an outstanding balance of $79.9 million and an effective interest rate of 8.38%. In September 1995, the Company redeemed $72.5 million of 10 1/4% Subordinated Notes at par.

     In the first nine months of 1995, the Company had three issuances of medium term notes totaling $160 million. The notes will mature in three to seven years and have a weighted average interest rate of 7.11%. Such borrowings will be used for general corporate purposes.

     CAPITAL. Stockholders' equity was $3.1 billion at September 30, 1995, an increase of $106.5 million or 4% from December 31, 1994. The increase is primarily due to net earnings of $155.5 million and a net increase of $53.2 million to a net unrealized gain on securities available for sale, partially offset by dividends paid to common and preferred stockholders of $115.2 million. The net unrealized gain on securities available for sale at September 30, 1995 was $0.7 million.

     The OTS has adopted regulations that contain a three-part capital standard requiring savings institutions to maintain "core" capital of at least 3% of adjusted total assets, tangible capital of at least 1.5% of adjusted total assets and risk-based capital of at least 8% of risk-weighted assets. Special rules govern the ability of savings institutions to include in their capital computations investments in subsidiaries engaged in activities not permissible for national banks, such as real estate investment. In addition, institutions whose exposure to interest-rate risk as determined by the OTS is deemed to be above normal may be required to hold additional risk-based capital. Home Savings believes it does not have above-normal exposure to interest-rate risk.

     Under OTS regulations which implement the "prompt corrective action" system mandated by the Federal Deposit Insurance Corporation Improvement Act, an institution is well capitalized if its ratio of total capital to risk-weighted assets is 10% or more, its ratio of core capital to risk-weighted assets is 6% or more, its ratio of core capital to total assets is 5% or more and it is not subject to any written agreement, order or directive to meet a specified capital level. At September 30, 1995 Home Savings met these standards.

     Home Savings is in compliance with the OTS capital regulations. The following table shows the capital amounts and ratios of Home Savings at September 30, 1995:

                                                        Balance      Ratio
                                                       ----------   -------
                                                      (dollars in thousands)
Tangible capital (to adjusted total assets)            $3,168,598     6.31%
Core capital (to adjusted total assets)                 3,174,307     6.32
Core capital (to risk-weighted assets)                  3,174,307    10.03
Total risk-based capital                                4,105,636    12.97

     The regulatory capital requirements applicable to Home Savings are continuing to become more stringent as the amount of Home Savings' investment in real estate investment subsidiaries includable in capital is phased out through July 1, 1996. Home Savings currently meets the requirements of the OTS regulations assuming the present application of the full phase-out provisions. At September 30, 1995 the capital ratios computed on this more stringent, "fully phased-in" basis were 6.29% for tangible capital (to adjusted total assets), 6.30% for core capital (to adjusted total assets), 9.99% for core capital (to risk-weighted assets) and 12.93% for risk-based capital.

     In October 1995, Ahmanson announced a stock repurchase program with the intent to repurchase up to $250 million of its outstanding common and/or convertible preferred stock from time to time. On October 30, 1995, Home Savings paid a special cash dividend of $250 million to Ahmanson in order to fund the stock repurchase program. If the dividend had been paid as of September 30, 1995, Home Savings' capital ratios, on a fully phased-in basis, would have been approximately 5.79% for tangible capital (to adjusted total assets), 5.80% for core capital (to adjusted total assets), 9.20% for core capital (to risk-weighted assets) and 12.14% for risk-based capital.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 121

     In March 1995 the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, SFAS No. 121 requires that long-lived assets and certain identified intangibles to be disposed of be reported at the lower of carrying amount or fair value less costs to sell. SFAS No. 121 must be adopted for financial statements for fiscal years beginning after December 15, 1995. The impact on the Company of adopting SFAS No. 121 is not expected to be material.

                             LEGISLATIVE MATTERS

INTRODUCTION

     Substantial alterations in the current banking regulatory structure and the deposit insurance system have been proposed in several bills now pending in Congress. These bills are the banking Budget Reconciliation Recommendations for Fiscal Year 1996 as agreed to by conferees from the Senate and House Banking Committees (the "Reconciliation Bill"), the Thrift Charter Conversion Act of 1995 (H.R. 2363) (the "Charter Conversion Bill") and the Thrift Charter Conversion Tax Act of 1995 (the "House Tax Bill"). The following discussion of the proposed legislation is based upon information available to the Company as of November 13, 1995. The Company cannot predict whether or when any of the proposed legislation will be enacted or what provisions any enacted legislation may contain.

     The Reconciliation Bill is being proposed as part of the Congressional balanced budget program (the "Budget Bill") and therefore is limited to addressing issues which have an effect on the Federal budget. It provides for the recapitalization of the Savings Association Insurance Fund ("SAIF") by a special assessment on SAIF deposits, merger of the SAIF and the Bank Insurance Fund ("BIF") if all savings associations become banks, and payment of the interest on bonds issued by the Financing Corporation ("FICO") by BIF and SAIF proportionately based upon the amount of deposits insured by each fund. The House Tax Bill will be included in the overall Budget Bill if conferees from the House of Representatives and the Senate agree to do so. The Reconciliation Bill, together with the other components of the overall Budget Bill, is subject to a final Congressional vote, after which the Budget Bill will be forwarded to President Clinton for approval. President Clinton has previously indicated his intention to veto the Budget Bill for reasons unrelated to the provisions addressing financial institutions. If the Budget Bill is vetoed, it is not clear whether Congress would re-examine all the provisions of that Bill or only those provisions to which the President has expressed objections.

     The Charter Conversion Bill has a broader scope than the Reconciliation Bill. Senate Banking Committee Chairman D'Amato has agreed to introduce the Charter Conversion Bill and to bring the bill before his committee for action in 1996. The Charter Conversion Bill would eliminate savings associations as separately regulated entities. It would terminate the Federal savings association charter and convert all Federal savings associations to either national banks or state-chartered banks or savings associations. The Home Owners' Loan Act, the primary body of law governing the incorporation and operation of Federal savings associations, would be repealed and the Office of Thrift Supervision (the "OTS"), the primary regulator of Federal and state savings associations, would be eliminated and its responsibilities transferred to the Office of the Comptroller of the Currency (the "OCC"), the Federal Deposit Insurance Corporation (the "FDIC"), or the Federal Reserve Board (the "FRB").

DEPOSIT INSURANCE DIFFERENTIAL

     Home Savings is a BIF-member institution. Home Savings' deposits are treated in part as SAIF-insured and in part as BIF-insured. The BIF and the SAIF are both administered by the FDIC. During 1995, Home Savings paid deposit insurance premiums to the SAIF on its SAIF-insured deposits and to the BIF on its BIF-insured deposits.

     As provided in 1991 legislation, deposits insured by the SAIF and deposits insured by the BIF have been assessed based on the same matrix rate schedule, resulting in assessments ranging between 23 and 31 basis points of covered deposits depending upon the capital levels and regulatory risk rating of each insured depository institution. Congress has mandated that assessments for each fund remain computed at a rate of at least 23 basis points until the fund reaches the statutorily designated reserve ratio ("DRR") of 1.25%. The DRR is defined as the ratio of the fund's net worth to the amount of its total insured deposit liabilities. The FDIC determined that the BIF reached its DRR as of the end of May 1995 and thereafter reduced assessments on BIF deposits to an average of approximately 4 basis points, retroactively effective as of June 1, 1995. The FDIC has projected that the SAIF will not be recapitalized to its DRR of 1.25% before 2002. Accordingly, the FDIC retained the existing SAIF assessment rate schedule.

     The reduction of BIF assessment rates without a corresponding reduction in SAIF assessment rates could provide institutions whose deposits are exclusively or primarily BIF-insured, such as most commercial banks, a competitive advantage over institutions whose deposits are primarily SAIF-insured, such as Home Savings. In recognition of this premium disparity, the Reconciliation Bill proposes to recapitalize the SAIF to its DRR of 1.25% by means of a special one-time assessment on SAIF-insured deposits (the "Special Assessment").

THE SPECIAL ASSESSMENT

     The Special Assessment would be due on January 2, 1996. The FDIC is to determine the special assessment rate. Recently published estimates indicate that the assessment rate may be approximately 80 basis points. Upon payment of the Special Assessment, it is anticipated that the FDIC will reduce the semi-annual SAIF assessment matrix rate schedule to parallel the revised BIF schedule.

     The amount of the Special Assessment is expected to be deductible under the Internal Revenue Code (the "Tax Code").

OAKAR BANKS

     Under the Reconciliation Bill, BIF-member institutions that hold both SAIF- and BIF-insured deposits (so-called "Oakar Banks") may receive a reduction in their special assessment. Although Home Savings is an Oakar Bank, it would not be eligible for the reduction proposed by the Reconciliation Bill because the Bill requires that an Oakar Bank's BIF deposits have exceeded its SAIF deposits on June 30, 1995, a test that Home Savings does not meet.

PAYMENT OF THE INTEREST ON THE FICO BONDS

     FICO was created in 1987 to raise funds for the Federal Savings and Loan Insurance Corporation (the "FSLIC"), the predecessor to the SAIF. FICO issued a series of 30-year noncallable bonds (the "FICO Bonds") totaling $8.17 billion to fund the FSLIC. Currently, the annual net interest cost of these bonds, approximately $780 million, is solely the responsibility of SAIF-insured institutions.

     The Reconcilation Bill provides that the annual cost of the interest on the FICO Bonds would be shared proportionately by both SAIF and BIF members. At present, BIF deposits account for approximately 75% of combined deposits.

THE CHARTER CONVERSION BILL

     ELIMINATION OF THE SAVINGS ASSOCIATION CHARTER. The Reconciliation Bill merges the SAIF and the BIF into one deposit insurance fund as of January 1, 1998. In conjunction with the merger of the insurance funds, the Charter Conversion Bill eliminates the Federal savings association charter by requiring that all Federal savings associations convert to national banks or state chartered savings associations or banks by January 1, 1998. Alternatively, a Federal savings association would be allowed to liquidate itself. Any Federal savings association still in existence on January 1, 1998, would be converted to a national bank by operation of law.

     GRANDFATHERED POWERS OF CONVERTED SAVINGS ASSOCIATIONS. The Charter Conversion Bill provides a limited grandfather for existing activities of Federal savings associations when they convert to banks, but would not permit a converted savings association to engage in additional activities not authorized under its bank charter which were permissible for a Federal savings association on September 13, 1995.

     Accordingly, converted Federal savings associations would be permitted to continue to engage in a number of activities not permissible for national banks, such as real estate and insurance activities, subject to the divestiture of all such nonconforming activities within the timeframe set by the final bill.

     BRANCHING POWERS OF CONVERTED SAVINGS ASSOCIATIONS. Federal savings associations are currently permitted to branch or to establish agencies nationwide. Furthermore, many Federal savings associations have interstate branches and branching rights acquired in supervisory transactions during the 1980s and 1990s. In contrast, the law governing the establishment of branches by banks is more restrictive than for Federal savings associations. However, as of June 1, 1997, national banks will be permitted to branch into any state by merger with a bank in that state, except in a state which has elected not to participate in interstate branching.

     Converted savings associations such as Home Savings would be permitted by the Charter Conversion Bill to retain and operate all branches that the savings association operated as of September 13, 1995.

     With regard to new intrastate and interstate branching, any additional branching or establishment of branches would be permitted only in conformity with Federal and state law applicable to national and state banks "without regard to such branch or agency." Accordingly, converted savings associations would not be allowed to establish, acquire or operate any additional branches in a state on the basis of the operation or presence of a grandfathered branch in that state and would be required to enter a state to establish or acquire a branch in the manner required of a national bank located in another state.

     CONVERSION OF SAVINGS AND LOAN HOLDING COMPANIES TO BANK HOLDING COMPANIES. Ahmanson is a unitary savings and loan holding company ("SLHC") by reason of its ownership of Home Savings. As a unitary SLHC, Ahmanson is not subject to any restrictions on its nonbanking activities as long as Home Savings continues to meet the qualified thrift lender ("QTL") test, which generally requires that 65% of Home Savings' assets be held in housing-related or other specified investments, and as long as Ahmanson does not acquire and maintain another savings association subsidiary. By contrast, a BHC may engage only in activities that the FRB has found to be "so closely related to banking as to be a proper incident thereto."

     The Charter Conversion Bill would create a new entity, a qualified BHC ("QBHC"), which would allow a unitary SLHC to continue to operate without restrictions on its nonbanking activities if it met certain restrictions. The restrictions would require that: (i) Home Savings continue to meet the QTL test; (ii) Home Savings continue to comply with all limitations and restrictions on the types and amounts of loans or investments that were applicable to savings associations as of the Enactment Date; (iii) the Company not acquire more than 5% of the shares or assets of any bank or insured depository institution after September 13, 1995; and (iv) the Company not engage in a merger, consolidation or similar transaction which would result in a change in control of the Company.

     ELIMINATION OF THE OFFICE OF THRIFT SUPERVISION. Under the Charter Conversion Bill, the OTS would be eliminated effective January 1, 1998, and its authority, personnel and property transferred to the appropriate Federal regulatory agency. The OCC would regulate the savings associations converted to national banks while the FDIC would continue to regulate state chartered savings associations and state banks that are not members of the Federal Reserve system. Accordingly, converted Federal savings associations would still have one primary regulator, but it would be the OCC. The FDIC would continue to serve as a back-up regulator by virtue of its insurance of the converted savings associations' deposits.

     The OTS currently regulates savings and loan holding companies. However, under the Charter Conversion Bill, holding companies of converted savings associations would be regulated by the FRB, the regulator of BHCs.

     The Charter Conversion Bill requires that the FRB regulate QBHCs "in a manner consistent with the regulation of such companies by the [OTS] . . . and consistent with safety and soundness of the insured depository institution." The Committee Report published in connection with the Reconciliation Bill as considered in the House of Representatives states that the intent of this provision is to guide the FRB in its regulation of former SLHCs and to ensure that such companies will be regulated in a manner consistent with the current regulation of such companies.

     OTS INDICES AND COST OF FUNDS INDICES. Elimination of the OTS or elimination of the savings association charter could result in the elimination of certain indices, such as COFI, used by the Company to calculate interest rates on ARMs. Any ARM which does not include contractual provisions defining an alternative index, or the means by which an alternative index is selected, will be significantly affected by the elimination of its index unless an alternative index is specified legislatively.

     The Charter Conversion Bill provides for the continued publication of certain indices now compiled and published by the OTS or for the certification of substantially similar indices. The bill also provides for the continued compilation of certain COFI indices compiled and published by any Federal Home Loan Bank.

THE HOUSE TAX BILL--RECAPTURE OF THE BAD DEBT RESERVE

     Under Section 593 of the Tax Code, savings associations are permitted to retain a reserve for loan losses ("Bad Debt Reserve") on a basis which is not available to commercial banks with assets in excess of $500 million. Savings associations converting to banks are required to take the amount of the Bad Debt Reserve back into income as an adjustment pursuant to a change of accounting method under Section 481 of the Tax Code and to account for future loan losses as commercial banks do.

     The House Tax Bill provides that amount of the Bad Debt Reserve that must be recaptured under Section 481 (the "Recapture Amount") is limited to the amount of increases to the Bad Debt Reserve in tax years after the tax year ending December 31, 1987. Converted savings associations would be required to take the Recapture Amount into income ratably over six years. Under a special rule, if a converted savings association meets a residential loan origination requirement (the "Residential Loan Test") during the two taxable years following conversion, the Recapture Amount that would otherwise be required to be restored to income would be deferred. The converted savings association would meet the Residential Loan Test if, for any taxable year, the principal amount of residential loans made by the taxpayer during the year is not less than the average of the principal amount of such loans over a base period consisting of the 1990 through 1995 taxable years.

     Home Savings has not recorded any financial statement tax liability relating to its pre-1988 Bad Debt Reserve, in accordance with Accounting Principles Bulletin No. 23. If Home Savings were required to recapture any of its Bad Debt Reserve, the related tax liability would have an adverse effect on the Company's net earnings. Because Home Savings does not have a post-1987 increase to its Bad Debt Reserve, no amount of its Bad Debt Reserve would be subject to recapture under the House Tax Bill.

                     PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

        (a) Exhibits

            11    Statement of Computation of Earnings per Share.

            27    Financial Data Schedule.

      (b) Reports on Form 8-K.

            None.

                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:	 November 13, 1995              H. F. Ahmanson & Company



                                         /s/  Kevin M. Twomey
                                      -------------------------------
                                      Kevin M. Twomey
                                      Senior Executive Vice President
                                      and Chief Financial Officer
                                      (Authorized Signer)



                                         /s/  George Miranda
                                      -------------------------------
                                      George Miranda
                                      First Vice President and
                                      Principal Accounting Officer

                             EXHIBIT INDEX


      Exhibit                                            Sequentially
      Number                  Description                Numbered Page
     --------                ------------                -------------

         11         Statement of Computation of
                    Earnings per Share.                        __

         27         Financial Data Schedule                    *



















































   * Filed electronically with the Securities and Exchange Commission.