Form 10-K
period 1995-12-31
AHMANSON H F & CO /DE/
filed 1996-03-27
CIK 771667

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  For the transition period from           to

                         Commission file number 1-8930

                           H. F. AHMANSON & COMPANY
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               Delaware                                95-0479700
--------------------------------------   --------------------------------------
   (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

         4900 Rivergrade Road
        Irwindale, California                            91706
--------------------------------------   --------------------------------------
   (ADDRESS OF PRINCIPAL EXECUTIVE                     (ZIP CODE)
               OFFICE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 818/960-6311

Securities registered pursuant to Section 12(b) of the Act:

                                                     NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                          ON WHICH REGISTERED
         -------------------                         ---------------------

 Common Stock, $.01 par value Series A              New York Stock Exchange
    Junior Participating Cumulative                 Pacific Stock Exchange
            Preferred Stock

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

          Securities registered pursuant to Section 12(g) of the Act:
                                Not Applicable
                                --------------
                               (TITLE OF CLASS)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                   ---    ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

  The aggregate market value of the voting stock held by nonaffiliates of the registrant, based upon the closing sale price of its Common Stock on the New York Stock Exchange on March 19, 1996, a date within 60 days prior to the date of filing, was $2,678,230,459.

  Common Stock, $.01 par value of registrant outstanding at March 19, 1996-- 112,502,764 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held May 13, 1996 are incorporated by reference into Part III hereof.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                     PART I

                                                         PAGE
                                                         ----
ITEM 1. BUSINESS.........................................  1
  General................................................  1
  Retail Banking Activities..............................  2
  Lending Activities.....................................  3
    General..............................................  3
    Interest Rates, Terms and Fees.......................  3
    Sales of Loans and MBS and Servicing Activities......  5
  Treasury Activities....................................  5
  Earnings Spread........................................  6
  Asset/Liability Management.............................  6
  Competition............................................  6
  Regulation.............................................  7
    General..............................................  7
    FIRREA and FDICIA....................................  7
    Savings and Loan Holding Company Regulations.........  7
    Affiliate and Insider Transactions...................  8
    Limitations on Acquisitions..........................  8
    Payment of Dividends.................................  8
    Deposit Insurance....................................  8
    Conversion of Deposit Insurance; Acquisitions
     of Savings Institutions.............................  9
    Classification of Assets............................. 10
    Capital Requirements................................. 10
    FDICIA Sanctions..................................... 11
    Enforcement and Penalties............................ 11
    Loans and Investments................................ 12
    Federal Home Loan Bank System........................ 12
    Federal Reserve System............................... 12
    Liquidity............................................ 12
    Community Reinvestment Act........................... 13
    Qualified Thrift Lender.............................. 13
    Service Corporations................................. 13
    Proposed Legislation................................. 13
  Taxation............................................... 14
    Federal.............................................. 14
    State................................................ 15
  REI Operations......................................... 15
  Other Activities....................................... 15
  Employees.............................................. 15
ITEM 2. PROPERTIES....................................... 16
ITEM 3. LEGAL PROCEEDINGS................................ 16
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
        HOLDERS.......................................... 16

                                    PART II

                                                                           PAGE
                                                                           ----
ITEM  5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS...............................................  16
  Market Prices of Stock..................................................  16
  Per Share Cash Dividends Data...........................................  16
  Stockholders............................................................  17
ITEM  6. SELECTED FINANCIAL DATA..........................................  18
ITEM  7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS.........................................  20
  Overview................................................................  20
  Results of Operations...................................................  23
    Net Interest Income...................................................  23
    Provision for Loan Losses.............................................  25
    Other Income..........................................................  26
      Gain (Loss) on Sales of MBS.........................................  26
      Gain (Loss) on Sales of Loans.......................................  26
      Loan Servicing Income...............................................  27
      Gains on Sales of Retail Deposit Branch Systems.....................  27
      Other Operating Income..............................................  27
    Other Expenses........................................................  27
      General and Administrative Expenses.................................  27
      Operations of REI...................................................  28
      Operations of REO...................................................  28
      Amortization of Goodwill and Other Intangible Assets and Cumulative
       Effect
       of Change in Accounting for Goodwill...............................  28
      Provision for Income Taxes (Benefit)................................  29
    Extraordinary Loss in 1993............................................  29
    Quarterly Results of Operations.......................................  30
  Financial Condition.....................................................  32
    Asset/Liability Management............................................  34
    Asset Quality.........................................................  37
      Nonperforming Assets and Potential Problem Loans....................  37
      Allowance for Loan Losses...........................................  40
      REI.................................................................  43
    Liquidity and Capital Resources.......................................  43
      Loans Receivable....................................................  44
      MBS.................................................................  44
      Deposits............................................................  45
      Borrowings..........................................................  45
      Capital.............................................................  45
    Statement of Financial Accounting Standards No. 121...................  46
    Statement of Financial Accounting Standards No. 123...................  46
    Subsequent Event......................................................  47
    Recapitalization of the Savings Association Insurance Fund............  47
ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................  48
ITEM  9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE..............................................  48

                                    PART III

                                                                            PAGE
                                                                            ----
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................  48
ITEM 11. EXECUTIVE COMPENSATION.............................................  50
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....  50
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................  50

                                    PART IV

                                                                            PAGE
                                                                            ----
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K....  51

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

  Approximately 98% of the Company's consolidated revenues in 1995 were derived from the operations of Home Savings of America, FSB, a federally chartered savings bank ("Home Savings"), which is wholly-owned by Ahmanson. Home Savings represented over 99% of the Company's consolidated assets at December 31, 1995. Home Savings is currently the largest savings institution in the United States. Home Savings is regulated by the Director of the Office of Thrift Supervision ("OTS Director") and the Federal Deposit Insurance Corporation ("FDIC") which, through the Savings Association Insurance Fund ("SAIF") and the Bank Insurance Fund ("BIF"), insures the deposit accounts of Home Savings. Home Savings is a member of the Federal Home Loan Bank ("FHLB") of San Francisco, which is one of the twelve regional banks for federally insured depository institutions comprising the Federal Home Loan Bank System. Home Savings is further subject to regulations of the Board of Governors of the Federal Reserve System ("Federal Reserve Board") with respect to reserves required to be maintained against certain deposits and certain other matters.

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

  The Company's principal business is attracting funds from the general public and institutions and originating and investing in residential real estate mortgage loans, mortgage-backed securities ("MBS") and investment securities. MBS include securities issued or guaranteed by government-sponsored enterprises ("GSEs MBS") such as the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC") and the Government National Mortgage Association ("GNMA"), mortgage pass-through securities issued by other entities, including Home Savings, and collateralized mortgage obligations ("CMOs"). The Company's primary sources of revenues are interest earned on mortgage loans and MBS, income from investment securities, gains on sales of loans and MBS, fees earned in connection with loans and deposits, and income earned on its portfolio of loans and MBS serviced for investors. Its principal expense is interest incurred on interest-costing liabilities, including deposits and borrowings. The Company's primary sources of funds are deposits, principal and interest payments on loans and MBS, proceeds from sales of loans and MBS and borrowings. Scheduled payments on loans and MBS are a relatively stable source of funds, while prepayments of loans and MBS and flows in deposits vary widely.

  The Company, through certain subsidiaries, engages in real estate development and investment ("REI") activities. The operations of the REI subsidiaries are described below under "REI Operations." The effect on regulatory capital of REI activities by Home Savings' subsidiaries is discussed below under "Regulation--Capital Requirements." For information with respect to industry segments see Note 16 of Notes to Consolidated Financial Statements.

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

  Home Savings is in the process of changing its focus from being a traditional savings institution to being a consumer bank. One aspect of this change in focus is that mortgage loans, which historically were originated primarily for retention in Home Savings' portfolio, may increasingly be originated for sale in the secondary market. This may result in a reduction in the size of Home Savings' mortgage loan portfolio even if there is no reduction in the level of mortgage loan originations. Another aspect of Home Savings' change in focus is to increase the types of services and products offered to its customers and to become more efficient in meeting customer needs. This has been implemented in part through the creation of a Consumer Lending Division which offers consumer lending products, such as home equity loans, automobile loans and unsecured personal lines of credit, the expansion of the securities and insurance products and services offered by Griffin Financial Services, which is a subsidiary of the Company and an affiliate of Home Savings, and the introduction of electronic banking.

  The change in focus is reflected at Ahmanson by increased scrutiny of the use of capital. Ahmanson's goal is to hold an asset or engage in an activity only if the income generated by such asset or activity adequately compensates the Company and its stockholders for the use of the capital necessary to hold the asset or engage in the activity. During 1995 Ahmanson decided to return capital to its stockholders by repurchasing up to $250 million of its common stock.

RETAIL BANKING ACTIVITIES

  At December 31, 1995 Home Savings' deposits totaled $34.2 billion, substantially all of which were retail deposits. The Company believes that retail deposits are a stable and cost effective source of funds to support its residential mortgage lending.

  At December 31, 1995 the Company had 343 retail branch offices located in four states and 121 loan offices lending in ten states. The Company periodically reviews the desirability of maintaining its offices and closes those that it determines are not sufficiently profitable or otherwise do not fit into the Company's business plans. The Company also regularly reviews the desirability of expanding or contracting its retail branch office network and loan office network. Prior to closing any office, the Company reviews and considers the potential impact of the office closing on the credit needs of the surrounding community. During 1995 the Company sold 60 branches in New York with deposits totaling $8.1 billion and purchased 52 branches in California with deposits totaling $1.3 billion, of which 16 branches were consolidated with existing branches.

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

  The Company has not originated for its own portfolio new residential loans secured by multi-family structures located in states other than California since 1990 and has not originated new commercial and industrial real estate loans since 1988.

  Home Savings' loans on single family homes must be approved by one or more members of a single family loan committee which consists of the Director of Conventional Loans, Assistant Directors of Conventional Loans, Regional Loan Managers, Loan Managers and certain Assistant Loan Managers. Loans on multi-family real estate properties are subject to various approval requirements depending on the size of the loan. Because loan applications declined by Home Savings may be acceptable to other lenders, Home Savings has a program to refer loan applications which have been declined to another lender. This program assists applicants to meet their credit needs and generates fees for Home Savings.

  The Company requires title insurance coverage on all loans secured by liens on real property and also requires that fire and extended coverage special form casualty insurance be maintained on the security properties in an amount at least equal to the total of the Company's loans or the replacement cost of the structure, whichever is less. In designated flood areas, the Company also requires flood insurance. For higher balance loans secured by multi-family structures which are determined by a seismic study to be subject to potential earthquake damage, the borrower is given the option of obtaining earthquake insurance or accepting a reduced maximum loan-to-value ratio. The Company does not currently require other insurance against potential damage to the security properties.

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

  In May 1995 the Company began offering consumer loans, including home equity loans, automobile loans and unsecured personal lines of credit. During 1995 the Company originated $35.5 million of consumer loans.

  Interest Rates, Terms and Fees. Most of the Company's adjustable rate mortgage loans ("ARMs") provide for interest rates that adjust monthly based on changes in the monthly weighted average cost of funds of savings institutions headquartered in the Federal Home Loan Bank System's Eleventh District, which comprises California, Arizona and Nevada, as computed by the FHLB of San Francisco ("COFI"). The cost of funds of Home Savings, as computed for purposes of its Thrift Financial Reports to the OTS, represents a significant component of COFI. COFI is currently computed and announced on the last day of the month following the month in which such cost of funds was incurred. The Company's ARMs which adjust based upon changes in

COFI ("COFI ARMs") generally commence accruing interest at the newly published rate plus the contractual factor at the payment due date next following such announcement. The Company also offers ARMs which provide for interest rates that adjust based upon changes in the yields of U. S. Treasury securities ("Treasury ARMs").

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

  Substantially all ARMs originated since 1981 have maximum interest rates. In addition, substantially all the Company's COFI ARMs provide that the minimum monthly payments to be made by the borrower may be adjusted only annually and by not more than 7.5% of such minimum payments in any year. However, at the end of each five-year interval during the life of the loan, the payments may be adjusted by more than 7.5% to assure that the loan will amortize over the remaining term. The Company's Treasury ARMs secured by single family properties generally provide that the interest rate will not be adjusted by more than two percentage points in any year but do not otherwise limit the adjustment of the minimum monthly payments. The Company permits the borrower to select, at the time of origination of a COFI ARM, a repayment schedule of 15, 30 or 40 years. The Company's Treasury ARMs secured by single family properties have a repayment schedule of 30 years.

  Adjustable interest rates could cause payment increases that some borrowers may find difficult to make. However, the limits discussed above on changes in interest rates and monthly payments provide some protection to borrowers from unlimited interest rate and payment increases. The limits on changes in payments on ARMs can result in monthly payments that are greater or less than the amount necessary to amortize the ARM by its maturity date at the interest rate in effect in any particular month. In the event that a monthly payment is not sufficient to pay the interest accruing on an ARM, the shortage is added to the principal balance of the ARM to be repaid through future monthly payments. The aggregate amounts of interest capitalized (or negative amortization) on the Company's ARMs during 1995 and 1994 were $156.4 million and $39.0 million, respectively. At December 31, 1995 the amount of interest capitalized on the Company's $45.9 billion ARM portfolio totaled $86.8 million. Of such amount, $12.7 million represents capitalized interest on loans with current principal balances that are less than the original loan amounts. The remaining $74.1 million represents capitalized interest on loans with an aggregate principal balance at December 31, 1995 of $6.1 billion compared to an aggregate original loan balance of $5.9 billion. At December 31, 1995 the average principal balance of such loans was 3% higher than the average original loan amount. If a loan bears a high loan-to-value ratio at origination, the default risk associated with the loan could increase due to negative amortization on the ARM. However, the Company's management does not believe that the default risk associated with negative amortization is material. In the event that a scheduled monthly payment exceeds the interest and principal payment that would have been necessary to amortize or pay the outstanding principal balance over the remaining term of the loan, the excess (or accelerated amortization) reduces the principal balance of the ARM and therefore the amount to be repaid through future monthly payments. The terms of the Company's Treasury ARMs secured by single family properties do not result in negative or accelerated amortization.

  The Company currently also offers a 30-year fixed rate mortgage loan and a 15-year fixed rate mortgage loan. The Company believes that offering fixed rate mortgage loans strengthens its marketing position with real estate brokers and provides access to a greatly expanded potential customer base, factors that the Company believes also result in higher ARM originations.

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

  Sales of Loans and MBS and Servicing Activities. The Company has sold loans, GSEs MBS and other MBS and participations therein, which have generated gains on sale, a stream of loan servicing revenue and cash for lending or liquidity. The Company designates certain loans and MBS that may be sold as available for sale. For information on the amount of loans and MBS sold, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Results of Operations--Other Income--Gain on Sales of MBS" and "--Gain (Loss) on Sales of Loans."

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

  The Company has sold certain loans and MBS with different types of credit enhancement features. Such features may include direct recourse to the Company in the event of credit losses on the loans or MBS sold, subordination of the Company's retained interest in a pool of loans or MBS to the interest of the investor or the provision of insurance policies that protect investors against credit losses. For additional information regarding the Company's recourse obligations, see Note 3 of Notes to Consolidated Financial Statements.

  The Company has periodically securitized mortgage loans into GSEs MBS, which can be used as collateral to support increases in interest-costing liabilities obtained from agreements to repurchase securities sold and can also be more readily sold in the secondary market. The Company also has securitized mortgage loans into other MBS which can be used as collateral for borrowings.

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

  Home Savings borrows funds from the FHLB of San Francisco on the security of the FHLB capital stock owned by it and certain mortgage loans and MBS pledged as collateral. The Company also from time to time has issued senior notes, subordinated notes, medium-term notes, mortgage-backed bonds and commercial paper and expects in the future to issue other debt instruments. In addition, the Company obtains funds through both short-term and longer term agreements to repurchase securities sold with broker-dealers, which are deemed to be secured borrowings and typically have terms ranging from one day to two years. See Notes 8 and 9 of Notes to Consolidated Financial Statements.

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

COMPETITION

  Financial institutions experience intense competition in making loans and attracting deposits from the general public. The competition for funds is principally among savings institutions, commercial banks, credit unions and thrift and loan associations, corporate and government securities and money market mutual funds. The principal basis of competition for funds is the interest rate paid. In addition to offering competitive rates of interest, other methods used by the Company to attract deposits include advertising, readily accessible office locations and the quality of its service to its customers. In January 1996 the Company introduced an electronic banking program which enables its customers using personal computers and personal financial management programs to electronically access their accounts. However, competition for deposits in certain states, including California, is particularly strong from large commercial banks because they provide a broader range of consumer services and because of their large branch networks.

  Competition in making real estate loans is principally among savings institutions, commercial banks, mortgage companies, insurance companies, GSEs and real estate investment trusts. Competition in making consumer loans is principally among savings institutions, commercial banks and finance companies. These institutions compete for loans primarily through the interest rates and loan fees they charge and the efficiency, convenience and quality of services they provide to borrowers and, in the case of real estate loans, their real estate brokers.

  An OTS regulation, which states that it preempts any state law purporting to address the subject of branching by a federal savings institution, generally allows federal savings institutions, including Home Savings, to branch freely throughout the United States to the extent allowed by federal statutes. Most states, including California, have adopted legislation which would permit, subject to various conditions and restrictions, banking on an interstate basis. The right to engage in banking on an interstate basis is often restricted to specific states or regions and often includes reciprocity provisions. The location of the financial institution's home office is also generally a factor in determining the extent of the right. In some instances, the legislation applies only to banks and not to savings institutions. Legislation adopted by Congress during 1994 will expand the ability of banks to establish interstate branch systems. With the advent of regional and interstate branching, competitors of the Company may be able to conduct extensive interstate banking operations and thereby gain competitive advantages.

  As of January 1, 1996 the lowest deposit insurance assessment rate for SAIF deposits is 0.23% of covered deposits while the lowest deposit insurance assessment rate for BIF deposits is $2,000 per institution per year. If Home Savings' deposits during 1996 were to remain unchanged from their December 31, 1995 balances, at the lowest deposit insurance assessment rates, Home Savings would pay $71.5 million to the SAIF and $2,000 to the BIF to insure approximately $31.1 billion and $3.3 billion of SAIF- and BIF-insured deposits, respectively. Institutions whose deposits are exclusively or primarily BIF-insured (such as almost all commercial banks) therefore have certain competitive advantages over institutions whose deposits are primarily SAIF-insured (such as Home Savings). See "Regulation--Deposit Insurance."

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

  An institution that has capital immediately prior to, and on a pro forma basis after giving effect to, a proposed capital distribution that is at least equal to its fully phased-in capital requirements is considered a Tier 1 institution ("Tier 1 Institution"). At December 31, 1995 Home Savings was a Tier 1 Institution. A Tier 1 Institution may, without the approval of but with prior notice to the OTS, make capital distributions during a calendar year up to the greater of (1) 100% of its net income to date during the calendar year plus the amount that would reduce the institution's "surplus capital ratio" (the excess over its fully phased-in risk-based capital requirement) to one-half of its surplus capital ratio at the beginning of the calendar year or (2) 75% of the institution's net income over the most recent four quarter period. Any additional capital distributions would require prior regulatory approval. The OTS retains discretion to subject Tier 1 Institutions to the more stringent capital distribution rules applicable to institutions with less capital if the OTS determines that the institution is in need of more than normal supervision and has provided the institution with notice to that effect. The OTS also retains the authority to prohibit any capital distribution otherwise authorized under the regulations if the OTS determines that the capital distribution would constitute an unsafe or unsound practice.

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

  The FDIC has established a risk-based system for setting deposit insurance assessments. Under the risk-based assessment system, an institution's insurance assessments vary depending upon the level of capital the institution holds and the degree to which it is the subject of supervisory concern to the FDIC. The assessment rate for SAIF deposits currently varies from 0.23% of covered deposits for well-capitalized institutions that are deemed to have no more than a few minor weaknesses, to 0.31% of covered deposits for less than adequately capitalized institutions that pose substantial supervisory concern. The lowest assessment rate for BIF deposits is $2,000 per institution per year. The Company paid $79.9 million and $4.1 million in deposit insurance premiums to SAIF and BIF, respectively, in 1995 compared to $90.9 million and $8.9 million, respectively, in 1994.

  Under current law, the SAIF has three major obligations: to fund losses associated with the failure of institutions with SAIF-insured deposits; to increase its reserves to 1.25% of insured deposits over a reasonable period of time; and to make interest payments on debt incurred to provide funds to the former Federal Savings and Loan Insurance Corporation ("FICO Debt"). The reserves of the SAIF are currently lower than the reserves of the BIF and the BIF does not have an obligation to pay interest on the FICO Debt. Therefore, premiums assessed on deposits insured by the SAIF are higher than premiums assessed on deposits insured by the BIF. Such a premium structure provides institutions whose deposits are exclusively or primarily BIF-insured (such as almost all commercial banks) certain competitive advantages over institutions whose deposits are primarily SAIF-insured (such as Home Savings). Such a competitive disadvantage could have an adverse effect on Home Savings' results of operations. In order to remain competitive in the marketplace, the Company has filed applications to organize a state chartered savings bank as a wholly owned operating subsidiary of Home Savings, the deposits of which would be BIF insured. The Company cannot predict whether the FDIC or the OTS will approve such applications or whether the anticipated gains from such increased competitiveness in the marketplace will offset any additional expenses of operating multiple institutions.

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

  Capital Requirements. The OTS has adopted capital regulations ("Capital Regulations") which establish three capital requirements--a core capital requirement, a tangible capital requirement and a risk-based capital requirement. The capital standards contained in the Capital Regulations generally must be no less stringent than the capital standards applicable to national banks. The Capital Regulations require savings institutions to maintain core capital of at least 3% of adjusted total assets, tangible capital of at least 1.5% of adjusted total assets, and total capital of at least 8% of risk-weighted assets. In addition, institutions whose exposure to interest-rate risk is deemed to be above normal will be required to deduct a portion of such exposure in calculating their risk-based capital. The OTS may establish, on a case by case basis, individual minimum capital requirements for a savings institution that vary from the requirements that would otherwise apply under the Capital Regulations. The OTS has not established such individual minimum capital requirements for Home Savings. Home Savings was in compliance with the Capital Regulations at December 31, 1995. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition--Liquidity and Capital Resources."

  Core capital generally includes common stockholders' equity (including retained earnings but excluding the net unrealized gain or loss on securities available for sale), noncumulative perpetual preferred stock and related surplus, and minority interests in the equity accounts of fully consolidated subsidiaries. Intangible assets (other than purchased mortgage servicing rights and purchased credit card relationships) must be deducted from core capital. Certain deferred tax assets also must be deducted. Core capital includes purchased mortgage servicing rights and purchased credit card relationships, subject to certain limitations. At December 31, 1995 Home Savings had no purchased mortgage servicing rights or purchased credit card relationships.

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

  FIRREA and the Capital Regulations contain special capital rules affecting savings institutions with certain kinds of subsidiaries. For purposes of determining compliance with each of the capital standards, a savings institution's investments in and extensions of credit to subsidiaries engaged in activities not permissible for a national bank are deducted from the savings institution's capital, net of reserves against such investment, with the exception of the amount of investments and extensions of credit made or committed to be made prior to April 12, 1989 which will be phased out of regulatory capital by July 1, 1996. Home Savings' REI subsidiaries are its only significant subsidiaries engaged in activities not permissible for a national bank. At December 31, 1995 Home Savings' investments in and extensions of credit to its REI subsidiaries aggregated $39.8 million as a result of which Home Savings was required to deduct $26.6 million from its capital.

  The regulatory capital requirements applicable to Home Savings are continuing to become more stringent as the amount of Home Savings' investment in REI subsidiaries includable in capital is phased out through July 1, 1996. Home Savings currently meets the requirements of the Capital Regulations assuming the present application of the full phaseout provisions. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition--Liquidity and Capital Resources."

  FDICIA directs each bank regulatory agency and the OTS to review its capital standards every two years to determine whether those standards require sufficient capital to facilitate prompt corrective action to prevent or minimize loss to the deposit insurance funds.

  FDICIA Sanctions. Under OTS regulations which implement the "prompt corrective action" system mandated by FDICIA, an institution is well capitalized if its ratio of total capital to risk-weighted assets is 10% or more, its ratio of core capital to risk-weighted assets is 6% or more, its ratio of core capital to total assets is 5% or more and it is not subject to any written agreement, order or directive to meet a specified capital level. At December 31, 1995 Home Savings met these standards. An institution which is not well capitalized is adequately capitalized if its ratio of total capital to risk-weighted assets is at least 8%, its ratio of core capital to risk-adjusted assets is at least 4% and its ratio of core capital to total assets is at least 4% (3% if the institution receives the highest rating on the OTS's CAMEL rating system). Any institution which is not adequately capitalized is undercapitalized, significantly undercapitalized or critically undercapitalized, depending upon its capital ratios.

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

  FDICIA, as amended, requires the OTS to prescribe minimum operational and managerial standards and standards for asset quality, earnings and stock valuation for savings institutions. Any savings institution which fails to meet the standards may be required to submit a plan for corrective action. If a savings institution fails to submit or implement an acceptable plan, the OTS may require the institution to take any action the OTS determines will best carry out the purpose of prompt corrective action. The OTS and the bank regulatory agencies have jointly published a regulation prescribing the required safety and soundness standards. Home Savings believes that it is in compliance with the regulation.

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

  Federal Home Loan Bank System. The FHLBs provide a central credit facility for member institutions. As a federal savings institution, Home Savings is required to be a member of the FHLB system. Members of the FHLB system are required to own capital stock in an FHLB at least equal to the greater of 1% of the member's outstanding home mortgage loans and 5% of the member's advances from the FHLB. At December 31, 1995 Home Savings' investment in FHLB stock was $485.9 million, substantially all of which can not be withdrawn as long as Home Savings' real estate loan portfolio remains at its current size.

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

  Community Reinvestment Act. The Community Reinvestment Act ("CRA") requires each savings institution, as well as other depository institutions, to identify the communities served by the institution's offices and to identify the types of credit the institution is prepared to extend within such communities. The CRA also requires the OTS to assess the performance of the institution in meeting the credit needs of its community and to take such assessments into consideration in reviewing applications for mergers, acquisitions and other transactions. In connection with its assessment of a savings institution's CRA performance, the OTS will assign a rating of "outstanding," "satisfactory," "needs to improve" or "substantial noncompliance." Based on an examination conducted as of September 5, 1995, Home Savings was rated "outstanding."

  Qualified Thrift Lender. A savings institution must invest at least 65% of its portfolio assets in "qualified thrift investments" on a monthly average basis in nine out of every 12 months on a rolling 12-month "look back" basis. Home Savings believes that it is in compliance with this regulation.

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

  Proposed Legislation. During 1995 Congress considered several bills which would have significantly altered the current banking regulatory structure and the deposit insurance system. Although none of these bills was enacted, including the banking provisions which were part of the Congressional balanced budget program vetoed by President Clinton for reasons unrelated to the banking provisions, Congress continues to consider the various proposals which were contained in such bills. Recent reports indicate that consideration is being given to including banking provisions in a continuing resolution to fund the federal government in the absence of a budget, a bill to increase the federal debt limit, a revised budget bill or an independent banking bill. The Company cannot predict whether or when any of these proposals may be enacted or what provisions any enacted legislation may contain.

  One of the proposals is a recapitalization of SAIF by means of a special assessment on SAIF deposits, which was estimated in 1995 to be approximately 0.80% of SAIF deposits. If a recapitalization of SAIF had been effected in 1995 as proposed by means of a special assessment equal to 0.80% of SAIF deposits as of March 31, 1995, Home Savings would have paid a special assessment of approximately $184 million, net of taxes. Due to potential changes in measuring dates, the level of SAIF deposits and the level of SAIF reserves since that estimate was made, the actual special assessment rate if one is imposed may be higher or lower than 0.80%. The recapitalization of SAIF was proposed as a one-time event intended to equalize BIF assessment rates, which are as low as $2,000 per institution per year, and SAIF assessment rates, which are no lower than 0.23% of covered deposits and according to FDIC projections are not likely to be eligible for reduction before 2002, when it is anticipated that the SAIF will reach its designated reserve ratio of 1.25%.

  A variation of the proposal to recapitalize SAIF contemplates the merger of BIF and SAIF after SAIF is recapitalized. In one version of this proposal, all savings associations would be required to convert to banks prior to the merger of the funds. In another version, state savings associations would continue to be permitted. Whether and how long savings associations and their holding companies could continue to engage in activities currently permitted to savings associations and their holding companies but not banks and their holding companies, and the conditions on the continued conduct of such activities, was discussed but not resolved in connection with the conversion of savings associations to banks. The conversion of savings associations to banks could be accompanied by the elimination of the OTS and the transfer of its responsibilities to the Office of the Comptroller of the Currency, the FDIC or the Federal Reserve Board.

  Elimination of the OTS or elimination of the savings association charter could result in the elimination of certain indices, such as COFI, used by the Company to calculate interest rates on ARMs. Any ARM which does not include contractual provisions defining an alternative index, or the means by which an alternative index is selected, will be significantly affected by the elimination of its index unless an alternative index is specified legislatively. One of the bills under consideration during 1995 would have provided for the continued publication of certain indices now compiled and published by the OTS or for the certification of substantially similar indices. It would also have provided for the continued compilation of certain COFI indices now compiled and published by an FHLB.

  Savings associations are currently permitted to retain a reserve for loan losses ("Tax Bad Debt Reserve") on a basis which is not available to commercial banks with assets in excess of $500 million. A savings association which converts to a bank would be required to take the amount of the Tax Bad Debt Reserve back into income and to account for future loan losses as commercial banks do. Home Savings has not recorded any financial statement tax liability relating to its Tax Bad Debt Reserve in accordance with Accounting Principles Bulletin No. 23. If Home Savings were required to recapture any of its Tax Bad Debt Reserve, the related tax liability would have an adverse effect on the Company's net earnings. However, one of the bills under consideration during 1995 would have limited the amount of the Tax Bad Debt Reserve that would have to be recaptured to the amount of increases to the Tax Bad Debt Reserve in tax years after the tax year ending December 31, 1987. Because Home Savings does not have a post-1987 increase to its Tax Bad Debt Reserve, no amount of its Tax Bad Debt Reserve would have been subject to recapture if this provision had been enacted.

  Another proposal would address payment of the interest on the FICO Debt in 1987 to raise funds for the Federal Savings and Loan Insurance Corporation ("FSLIC"), the predecessor to SAIF. Currently, the annual net interest cost of the FICO Debt, approximately $780 million, is solely the responsibility of SAIF member institutions. The proposal would share the interest cost of the FICO Debt proportionately among both SAIF and BIF members. BIF deposits account for approximately 75% of combined deposits.

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

  A savings institution organized in stock form may be subject to recapture taxes on its reserves if it makes certain types of distributions to its stockholders. Dividends may be paid out of retained earnings without the imposition of any tax on the savings institution to the extent that the amounts paid as dividends do not exceed both the savings institution's current and accumulated earnings and profits as calculated for federal income tax purposes. Dividends in excess of the savings institution's current and accumulated earnings and profits as calculated for federal income tax purposes, and any redemption or liquidation distributions, are, however, deemed under Section 593(e) of the Code to be made from the savings institution's Tax Bad Debt Reserves to the extent that such reserves exceed the additions that would have been made under the experience method and thereafter from its supplemental reserves. The amount of the Tax Bad Debt Reserves subject to recapture under this provision approximated $518 million at December 31, 1995. The amount of tax that would be payable upon any distribution that is treated as having been made from the savings institution's Tax Bad Debt Reserves is also deemed to have been paid from these reserves. As a result, any distributions that are treated as having been made from Home Savings' Tax Bad Debt Reserves could result in a federal recapture tax of up to approximately 54% of the amount of such distributions.

  As of December 31, 1995, the Company's tax returns had been audited by the Internal Revenue Service for all years through 1989.

  State. The California franchise tax applicable to savings institutions is a variable rate tax applicable to that portion of an institution's income allocable to California. The rate of tax is computed under a formula that results in a rate higher than the rate applicable to non-financial corporations because it includes an amount "in lieu" of local personal property and business license taxes paid by such corporations (but not generally paid by banks or financial institutions such as Home Savings). For calendar year taxpayers such as Home Savings the maximum rate for the 1995 taxable year was approximately 11.3%. Under California regulations, bad debt deductions are available in computing California franchise taxes by use of the reserve method. An addition may be claimed under the experience method, which generally permits an annual deduction based upon the institution's historical loan loss experience. The deduction for losses may be limited by the determination of the maximum ending reserve balance using current and prior years' loss experience of Home Savings. In addition, if it can be established that the amount allowed under the experience method is insufficient to absorb anticipated losses, an addition may be claimed to the lesser extent of reserves included in the financial statements, or one percent of the amount of loans outstanding.

  The Company is also subject to New York franchise tax on an amount approximately equal to that portion of its federal taxable income allocable to New York. For 1995, the overall tax rate was 11.21%, inclusive of applicable surcharges. The Company also pays franchise or state income taxes in a number of other jurisdictions in which it or its subsidiaries conduct business. All of such taxes are deductible for federal income tax purposes.

  For additional information regarding taxation, see Note 11 of Notes to Consolidated Financial Statements.

REI OPERATIONS

  Through its REI subsidiaries, Home Savings previously acquired, developed and sold real property in the ordinary course of business. In response to provisions in FIRREA which require savings institutions to maintain 100% capital against loans to and investments in their REI subsidiaries, certain REI operations previously conducted by Home Savings' subsidiaries have been sold to Ahmanson.

  The Company intends to continue its withdrawal from REI activities. Neither Ahmanson's REI subsidiaries nor Home Savings' REI subsidiaries intend to acquire any new properties and will develop, hold and/or sell their currently owned properties depending upon economic conditions. The Company has retained Lowe Enterprises Realty Services, Inc., a real estate asset management firm, to assist in the management and disposition of these properties. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Financial Condition--Asset Quality--REI."

OTHER ACTIVITIES

  The Company has other subsidiaries which are primarily engaged in financial services activities related to the savings bank business, including insurance agencies and a securities brokerage firm. These activities did not make material contributions to the Company's results of operations in 1995 and are not expected to make a significant contribution to its results of operations in 1996.

EMPLOYEES

  At December 31, 1995 the Company employed approximately 7,371 full-time and 1,973 part-time employees. Fulltime and certain part-time employees are eligible for retirement and other benefits, including life, health and accident and dental insurance. The management of the Company regards its employee relations as satisfactory.

ITEM 2. PROPERTIES

  The Company maintains executive offices in leased premises at 4900 Rivergrade Road, Irwindale, California 91706 and its telephone number is (818) 960-6311. Based on its investment in premises, the Company owns approximately 25% of the 3.7 million square feet in which its offices are located and leases the remainder. The Company has 409 offices and other office facilities of which 133 are owned and the remainder are leased. Annual lease payments total approximately $78 million. The net investment in premises, equipment and leaseholds totaled $410.9 million at December 31, 1995 compared to $614.8 million at December 31, 1994.

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

                                                HIGH    LOW
                                                ----    ----
         1994--
           First Quarter....................... $20 1/4 $16 3/8
           Second Quarter......................  20 1/8  16 1/2
           Third Quarter.......................  22 3/4  18 7/8
           Fourth Quarter......................  21      15 1/4
         1995--
           First Quarter.......................  18 5/8  16
           Second Quarter......................  23 3/4  18 1/8
           Third Quarter.......................  25 3/4  20 5/8
           Fourth Quarter......................  28 3/8  24 1/8
         1996--
           First Quarter (through March 21)....  26 3/4  21 1/4

PER SHARE CASH DIVIDENDS DATA

  The following table sets forth per share cash dividends of Ahmanson as derived from the Company's Consolidated Financial Statements included elsewhere herein and should be read in conjunction with such Consolidated Financial Statements and accompanying Notes.

  Cash Dividends Declared and Paid

         1994--

           First Quarter................................... $.22
           Second Quarter..................................  .22
           Third Quarter...................................  .22
           Fourth Quarter..................................  .22
         1995--
           First Quarter................................... $.22
           Second Quarter..................................  .22
           Third Quarter...................................  .22
           Fourth Quarter..................................  .22
         1996--
           First Quarter................................... $.22

  On March 19, 1996 Ahmanson declared a dividend of $.22 per share of Common Stock payable June 3, 1996 to stockholders of record on May 14, 1996.

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

  OTS regulations impose restrictions on the payment of dividends by savings institutions. Ahmanson and Home Savings have also agreed with federal regulators to limit the payment of dividends by Home Savings. In addition, savings institution subsidiaries of savings and loan holding companies, such as Home Savings, must notify the OTS Director of their intent to declare dividends at least 30 days before declaration. The OTS Director has the authority to preclude those institutions from declaring a dividend. See "Business--Regulation--Payment of Dividends."

  At January 1, 1996 Home Savings could have paid dividends of approximately $168.6 million under the most restrictive of the foregoing limits without OTS approval. Home Savings may also become subject to a prohibition on the payment of dividends if it is not in compliance with its capital requirements.

STOCKHOLDERS

  At the close of business on March 19, 1996, 112,502,764 shares of Ahmanson Common Stock were outstanding and were held by 6,661 stockholders of record. The transfer agent and registrar for the Ahmanson Common Stock is First Chicago Trust Company of New York. First Chicago Trust Company of New York is also the transfer agent and registrar for the Depositary Shares, each representing a one-half interest in a share of Ahmanson's 9.60% Preferred Stock, Series B, the Depositary Shares, each representing a one-tenth interest in a share of Ahmanson's 8.40% Preferred Stock, Series C, and the Depositary Shares, each representing a one-tenth interest in a share of Ahmanson's 6% Cumulative Convertible Preferred Stock, Series D.

ITEM 6. SELECTED FINANCIAL DATA

  The selected financial data presented below under the captions "Five-Year Consolidated Summary of Financial Condition" and "Five-Year Consolidated Summary of Operations" for, and as of the end of, each of the years in the five-year period ended December 31, 1995 are derived from the consolidated financial statements of H. F. Ahmanson & Company and Subsidiaries, which consolidated financial statements have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The consolidated financial statements as of December 31, 1995 and 1994 and for each of the years in the three-year period ended December 31, 1995, and the report thereon of KPMG Peat Marwick LLP, are included elsewhere herein.

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

             FIVE-YEAR CONSOLIDATED SUMMARY OF FINANCIAL CONDITION

                                                 DECEMBER 31,
                          -----------------------------------------------------------
                             1995        1994        1993        1992        1991
                          ----------- ----------- ----------- ----------- -----------
                                                (IN THOUSANDS)
Consolidated assets:
  Cash and investment
securities..............  $ 1,645,450 $ 2,773,573 $ 3,906,044 $ 2,362,563 $ 1,738,561
  Mortgage-backed
   securities (MBS).....   16,152,142  12,789,420   6,919,997   3,915,508   4,683,742
  Loans receivable......   31,255,379  36,001,745  37,704,368  38,962,875  37,875,795
  Real estate...........      460,421     475,264     623,519   1,127,271     950,532
  Premises and
   equipment............      410,947     614,817     673,879     686,693     699,836
  Goodwill and other
   intangible assets....      147,974     468,542     428,444     478,017     516,168
  All other assets......      457,273     603,432     614,994     607,580     761,553
                          ----------- ----------- ----------- ----------- -----------
    Total assets........  $50,529,586 $53,726,793 $50,871,245 $48,140,507 $47,226,187
                          =========== =========== =========== =========== ===========
Consolidated liabilities
 and stockholders'
 equity:
  Deposits..............  $34,244,481 $40,655,016 $38,018,653 $39,273,192 $39,147,126
  Borrowings............   12,236,428   9,176,085   8,879,345   4,978,583   4,135,922
  All other liabilities.      991,755     931,091   1,024,216   1,143,088   1,286,768
                          ----------- ----------- ----------- ----------- -----------
    Total liabilities...   47,472,664  50,762,192  47,922,214  45,394,863  44,569,816
  Stockholders' equity..    3,056,922   2,964,601   2,949,031   2,745,644   2,656,371
                          ----------- ----------- ----------- ----------- -----------
    Total liabilities
     and stockholders'
     equity.............  $50,529,586 $53,726,793 $50,871,245 $48,140,507 $47,226,187
                          =========== =========== =========== =========== ===========

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

                  FIVE-YEAR CONSOLIDATED SUMMARY OF OPERATIONS

                                          FOR THE YEARS ENDED DECEMBER 31,
                          -------------------------------------------------------------------
                              1995          1994          1993          1992         1991
                          ------------  ------------  ------------  ------------ ------------
                                    (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
Interest income.........  $  3,699,091  $  3,095,375  $  3,003,422  $  3,428,979 $  4,386,785
Interest expense........     2,472,336     1,798,454     1,666,350     2,070,413    3,114,522
                          ------------  ------------  ------------  ------------ ------------
  Net interest income...     1,226,755     1,296,921     1,337,072     1,358,566    1,272,263
Provision for loan
 losses.................       119,111       176,557       574,970       367,366      195,062
                          ------------  ------------  ------------  ------------ ------------
  Net interest income
   after provision for
   loan losses..........     1,107,644     1,120,364       762,102       991,200    1,077,201
                          ------------  ------------  ------------  ------------ ------------
Other income:
 Gain (loss) on sales of
  loans and MBS.........        17,283       (16,168)      101,044        76,925      101,586
 Loan servicing and
  other fee income......       164,116       184,809       174,061       184,549      170,789
 Gain on sales of retail
  deposit branch
  systems...............       514,671        77,901           --            --           --
 Other operating income.         2,339        13,814        42,723         5,383        5,728
                          ------------  ------------  ------------  ------------ ------------
   Total other income...       698,409       260,356       317,828       266,857      278,103
                          ------------  ------------  ------------  ------------ ------------
Other expenses:
 General and
  administrative (G&A)
  expenses..............       818,579       758,560       819,403       753,257      740,964
 Operations of real
  estate held for
  development and
  investment (REI)......        49,481        97,644       229,300        58,359       72,804
 Operations of real
  estate owned held for
  sale (REO)............        86,788        86,011       212,130       129,153       37,125
 Amortization of
  goodwill and other
  intangible assets.....        26,559        27,835        39,163        27,674       31,408
                          ------------  ------------  ------------  ------------ ------------
   Total other expenses.       981,407       970,050     1,299,996       968,443      882,301
                          ------------  ------------  ------------  ------------ ------------
Earnings (loss) before
 provision for income
 taxes (benefit),
 extraordinary loss and
 cumulative effect of
 accounting changes.....       824,646       410,670     (220,066)       289,614      473,003
Provision for income
 taxes (benefit)........       373,700       173,312      (82,034)       133,222      227,242
                          ------------  ------------  ------------  ------------ ------------
Earnings (loss) before
 extraordinary loss and
 cumulative effect of
 accounting changes.....       450,946       237,358     (138,032)       156,392      245,761
Extraordinary loss on
 early extinguishment of
 debt (net of tax
 benefit)...............           --            --        (21,607)          --           --
Cumulative effect of
 changes in accounting
 for goodwill (1995) and
 income taxes (1992)....      (234,742)          --            --         47,677          --
                          ------------  ------------  ------------  ------------ ------------
Net earnings (loss).....  $    216,204  $    237,358  $   (159,639) $    204,069 $    245,761
                          ============  ============  ============  ============ ============
Per share information--
 common shares:
 Primary--
  Earnings (loss) before
   extraordinary loss
   and cumulative effect
   of accounting
   changes..............  $       3.39  $       1.59  $      (1.51) $       1.19 $       2.06
  Net earnings (loss)...          1.40          1.59         (1.69)         1.60         2.06
 Fully diluted--
  Earnings (loss) before
   extraordinary loss
   and cumulative effect
   of accounting
   changes..............          3.20          1.58         (1.51)         1.19         2.06
  Net earnings (loss)...          1.40          1.58         (1.69)         1.60         2.06
 Book value at December
  31....................         20.75         19.70         19.61         22.04        21.34
 Tangible book value at
  December 31...........         19.47         15.70         15.94         17.94        16.90
 Dividends..............          0.88          0.88          0.88          0.88         0.88
Weighted average number
 of common shares
 outstanding:
 Primary................   118,074,091   117,369,431   116,786,369   116,915,342  116,694,295
 Fully diluted..........   130,378,061   128,946,242   116,786,369   117,199,811  116,734,630

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

                         FIVE-YEAR SELECTED OTHER DATA

                                      AT OR FOR THE YEARS ENDED DECEMBER 31,
                                  ---------------------------------------------
                                    1995     1994     1993       1992     1991
                                  -------  -------  --------   -------  -------
Regulatory capital:
  Tangible capital..............     5.90%    5.12%     4.97 %    4.85%    4.34%
  Core capital..................     5.91     5.50      5.72      5.77     5.10
  Risk-based capital............    12.43    12.17     12.59     12.99    10.35
Ratio of nonperforming assets to
 total assets....................    1.88     1.57      1.89      4.61     3.74
Return on average assets........     0.41     0.46     (0.32)     0.42     0.49
Return on average equity........     7.47     8.00     (5.58)     7.49     9.97
Return on average tangible
 equity..........................   21.64    11.50     (5.01)    10.42    14.35
Ratio of average equity to
 average assets..................    5.43     5.70      5.75      5.57     4.87
Ratio of dividends paid to net
 earnings (loss).................   71.04    64.62    (86.53)    58.37    43.24
Total number of offices open....      464      439       455       467      481

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   OVERVIEW

  In 1995, H. F. Ahmanson & Company accelerated its drive to become a leading, full-service consumer bank. The Company made important progress in transforming itself from a traditional savings and loan institution to a consumer bank that can compete effectively in the rapidly evolving financial services marketplace. Several key factors are in its favor. Home Savings of America, its principal operating unit, holds an enviable customer franchise: high name recognition in its primary markets, a reputation for integrity and service, a strong capital position, and 343 financial service centers in California, Florida, Texas and Arizona, as well as 121 lending offices in ten states.

  The Company is focused on being a profitable consumer bank rather than "America's largest thrift." Home Savings' asset size may well decrease over time as the Company repositions itself from a traditional portfolio mortgage lender, in which virtually all adjustable rate loans were retained, to align itself more closely with agile, highly flexible consumer banks. Residential lending is and will continue to be a core business. Home Savings intends to originate and sell fixed rate mortgages and lower margin adjustable rate mortgages ("ARMs") to the secondary market while retaining only the more profitable ARMs in the portfolio. As a result, portfolio size may be reduced through opportunistic loan sales from its held for sale portfolio and through loan payoffs.

  The Company will continue striving to improve the fundamentals of its business as it becomes a full-service consumer bank. The Company has established a long-term goal of achieving a return on average equity at least equal to 15%. This goal will not be easy to attain quickly and in order to make substantial progress in moving from its 1995 return on average equity of 7.47%, the Company must continue to:

  .Increase efficiency in meeting customer needs;

  .Improve profitability by offering more consumer banking products;

  .Optimize the balance sheet size and composition; and

  .Manage capital effectively.

1995 FINANCIAL RESULTS

  Earnings for 1995 were $216.2 million or $1.40 per fully diluted common share, compared to $237.4 million or $1.58 per fully diluted common share in 1994. The 1995 results include a $234.7 million charge related to an accounting change, Statement of Financial Accounting Standards ("SFAS") No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," effective January 1, 1995, which eliminated goodwill in connection with acquisitions prior to 1982. The results of operations for 1994 and 1995 include the sales of retail deposit branch systems in Illinois and New York, respectively.

  Net interest income for 1995 totaled $1.23 billion, compared to $1.30 billion earned in 1994. The net interest margin was 2.62% at December 31, 1995, compared to 2.24% at December 31, 1994. The increase in the net interest margin reflects the benefits of declining interest rates and the repricing lag between the Company's assets and liabilities offset by the negative effects of an increase in its wholesale fundings during the latter part of 1995 as a result of the sale of its New York retail deposit branch system (the "New York sale").

  For the year 1995, other income was $698.4 million, compared to $260.4 million in 1994. The increase in other income was principally due to a pre-tax gain of $514.7 million on the New York sale in the third quarter of 1995. The sale of the Company's Illinois retail deposit branch system in 1994 generated a pre-tax gain of $77.9 million.

GENERAL AND ADMINISTRATIVE EXPENSES

  General and administrative expenses ("G&A") were $818.6 million in 1995, compared to $758.6 million in 1994. G&A as a percentage of average assets was 1.53% in 1995, compared to 1.46% in 1994. The rise in G&A was principally due to startup costs for the major business initiatives and re-engineering efforts outlined below:

  Consumer Lending. The Company established its Consumer Lending Division in late 1994 to offer traditional consumer lending products to customers, principally through existing retail and mortgage lending channels. The Company originated its first consumer loan in May 1995, and originated a total of $35.5 million of consumer loans during 1995.

  Mortgage Streamlining. Progress has been made on the Company's initiative, begun in 1994, to streamline and consolidate the loan origination process. This initiative, referred to as Project HOME Run, is expected to significantly reduce the cost of loan originations and increase the Company's ability to respond to market opportunities through all lending channels.

  Electronic Banking. In January 1996, the Company launched its electronic banking program which enables customers using personal computers and personal financial management programs to electronically access Home Savings checking and savings products, and to pay bills and use other services. Home Savings is among a small group of financial institutions to provide electronic home banking. This initiative is expected to further the Company's efforts to expand checking and other core services to customers and to expedite Home Savings' transition to a full-service consumer bank.

  The Company expects that startup expenses related to these initiatives will continue through most of 1996 and that these projects will not contribute to earnings in 1996. The ratio of G&A to average assets may increase due to these initiatives or if Home Savings' asset size decreases due to loan sales or for other reasons.

REAL ESTATE HELD FOR INVESTMENT

  At December 31, 1995, the Company's net investment in real estate held for investment ("REI") was $234.9 million, a 25% decline from $313.3 million at December 31, 1994. The reduction in net REI assets was due primarily to the continued development and sale of ongoing residential projects and the sale of five commercial development projects. Reserves for REI assets totaled $283.7 million or 54.7% of gross REI assets at December 31, 1995, compared to $333.8 million or 51.6% at December 31, 1994. The Company continues its plan to exit the real estate investment business. Plans are underway for the sale of several other properties in 1996. No new projects have been initiated since 1990.

ASSET QUALITY

  At December 31, 1995, nonperforming assets totaled $949.4 million or 1.88% of total assets, compared to $843.0 million or 1.57% of total assets at December 31, 1994. Troubled debt restructurings ("TDRs") amounted to $163.8 million at December 31, 1995. For additional information regarding nonperforming assets and TDRs, see "Financial Condition--Asset Quality-- Nonperforming Assets and Potential Problem Loans." Net charge-offs for 1995 were $138.5 million, compared to $215.1 million in 1994. The net charge-offs in 1994 included $79.2 million related to sales of nonaccrual and impaired major loans. For additional information regarding loan charge-offs, see "Financial Condition--Asset Quality--Allowance for Loan Losses."

  The Company's expenses for operations of foreclosed real estate amounted to $86.8 million for the year 1995, compared to $86.0 million in 1994. The provision for loan losses in 1995 was $119.1 million, compared to $176.6 million in 1994.

LOAN ORIGINATIONS

  For the year 1995, Home Savings funded $6.5 billion in residential mortgages compared to $10.3 billion in 1994. Loan production in 1995 included 23.4% of fixed rate originations. All fixed rate loans are originated for sale. Loans to purchase homes as opposed to refinancing them represented 67.3% of 1995 loan production.

DEPOSITS

  At year-end 1995, deposits totaled $34.2 billion compared to $40.7 billion at year-end 1994. The $6.5 billion, or 16%, decrease reflects the acquisition of $1.2 billion in deposits from Household Bank in June 1995, followed by the sale of $8.1 billion of deposits in New York in September 1995. The successful consolidation of deposit franchises into key markets has provided substantial capital to fuel the Company's efforts to position itself as a full-service consumer bank.

CAPITAL

  At December 31, 1995, Home Savings of America's capital ratios exceeded regulatory requirements for well-capitalized institutions, the highest regulatory standard.

  In the fourth quarter of 1995, Ahmanson purchased 2,439,000 shares of its common stock under a stock repurchase program at an average price of $25.66 per share, compared to an average daily closing price per share traded during the fourth quarter of $25.77. The program, approved by the Board of Directors on October 3, 1995, seeks to return capital to stockholders by authorizing Ahmanson to purchase up to $250 million of its common stock. At December 31, 1995, H. F. Ahmanson & Company, the parent company, had $317 million in cash, sufficient to complete the stock repurchase program. As of March 18, 1996, Ahmanson had repurchased 5,679,600 shares of its common stock.

  At December 31, 1995, the Company's tangible book value was $19.47, an increase of $3.77 or 24% compared to $15.70 at December 31, 1994.

                             RESULTS OF OPERATIONS

NET INTEREST INCOME

  Net interest income was $1.23 billion in 1995, a decrease of $70.2 million or 5% from 1994, and was $1.30 billion in 1994, a decrease of $40.2 million or 3% from 1993. Despite the current year decline, the net interest margin reversed its downward trend during the first quarter of 1995 and improved during the year. The following table presents the Company's Consolidated Summary of Average Financial Condition and net interest income for the years indicated. Average balances on interest-earning assets and interest-costing liabilities are computed on a daily basis and other average balances are computed on a monthly basis. Interest income and expense and the related average balances include the effect of discounts or premiums. Nonaccrual loans are included in the average balances, and delinquent interest on such loans has been deducted from interest income.

                                                            YEARS ENDED DECEMBER 31,
                          --------------------------------------------------------------------------------------------
                                      1995                           1994                            1993
                          ------------------------------ ------------------------------ ------------------------------
                            AVERAGE              AVERAGE   AVERAGE              AVERAGE   AVERAGE              AVERAGE
                            BALANCE    INTEREST   RATE     BALANCE    INTEREST    RATE    BALANCE    INTEREST    RATE
                          ----------- ---------- ------- ----------- ---------- ------- ----------- ---------- -------
                                                             (DOLLARS IN THOUSANDS)
Interest-earning assets:
 Loans..................  $32,790,330 $2,405,820  7.34%  $35,288,701 $2,265,050  6.42%  $39,581,138 $2,623,139  6.63%
 MBS....................   15,911,554  1,158,077  7.28    10,844,465    686,390  6.33     3,984,806    278,908  7.00
                          ----------- ----------         ----------- ----------         ----------- ----------
    Total loans and MBS.   48,701,884  3,563,897  7.32    46,133,166  2,951,440  6.40    43,565,944  2,902,047  6.66
                          ----------- ----------         ----------- ----------         ----------- ----------
 Investment securities:
  Securities purchased
   under agreements to
   resell...............    1,441,934     88,943  6.17     2,275,291    102,824  4.52     2,073,809     74,559  3.60
  Other investments.....      777,409     46,251  5.95       677,546     41,111  6.07       437,185     26,816  6.13
                          ----------- ----------         ----------- ----------         ----------- ----------
    Total investment
     securities.........    2,219,343    135,194  6.09     2,952,837    143,935  4.87     2,510,994    101,375  4.04
                          ----------- ----------         ----------- ----------         ----------- ----------
 Interest-earning
  assets................   50,921,227  3,699,091  7.26    49,086,003  3,095,375  6.31    46,076,938  3,003,422  6.52
                                      ----------                     ----------                     ----------
Other assets............    2,431,229                      2,988,728                      3,695,219
                          -----------                    -----------                    -----------
      Total assets......  $53,352,456                    $52,074,731                    $49,772,157
                          ===========                    ===========                    ===========
Interest-costing
 liabilities:
 Deposits:
  Checking accounts.....  $ 2,508,768     24,833  0.99   $ 2,677,130     27,577  1.03   $ 2,560,091     34,073  1.33
  Savings accounts......    9,053,043    279,345  3.09    11,318,552    281,511  2.49    12,040,616    323,255  2.68
  Term accounts.........   28,418,471  1,531,412  5.39    24,536,784    982,805  4.01    23,987,951    943,735  3.93
                          ----------- ----------         ----------- ----------         ----------- ----------
    Total deposits......   39,980,282  1,835,590  4.59    38,532,466  1,291,893  3.35    38,588,658  1,301,063  3.37
                          ----------- ----------         ----------- ----------         ----------- ----------
 Borrowings:
  Short-term............    3,129,503    197,437  6.31     4,324,762    182,721  4.22     3,456,569    112,171  3.25
  FHLB..................    2,937,512    185,966  6.33     2,354,051    136,048  5.78     1,924,945     79,981  4.15
  Other.................    3,527,068    253,343  7.18     2,799,189    187,792  6.71     1,792,535    173,135  9.66
                          ----------- ----------         ----------- ----------         ----------- ----------
    Total borrowings....    9,594,083    636,746  6.64     9,478,002    506,561  5.34     7,174,049    365,287  5.09
                          ----------- ----------         ----------- ----------         ----------- ----------
 Interest-costing
  liabilities...........   49,574,365  2,472,336  4.99    48,010,468  1,798,454  3.75    45,762,707  1,666,350  3.64
                          ----------- ----------         ----------- ----------         ----------- ----------
Other liabilities.......      882,189                      1,098,128                      1,147,173
Stockholders' equity....    2,895,902                      2,966,135                      2,862,277
                          -----------                    -----------                    -----------
      Total liabilities
       and stockholders'
       equity...........  $53,352,456                    $52,074,731                    $49,772,157
                          ===========                    ===========                    ===========
Excess interest-earning
 assets/Interest rate
 spread.................  $ 1,346,862             2.27   $ 1,075,535             2.56   $   314,231             2.88
                          ===========                    ===========                    ===========
Net interest income/
 Net interest margin....              $1,226,755  2.41               $1,296,921  2.64               $1,337,072  2.90
                                      ==========                     ==========                     ==========

  The following table presents the changes for 1995 and 1994 from the respective preceding year of the Company's interest income and expense attributable to various categories of its assets and liabilities as allocated to changes in average balances and changes in average rates. Because of numerous and simultaneous changes in both balances and rates from year to year, it is not practical to allocate precisely the effects thereof. For purposes of this table, the change due to volume is initially calculated as the current year change in average balance multiplied by the average rate during the preceding year and the change due to rate is calculated as the current year change in average rate multiplied by the average balance during the preceding year. Any change that remains unallocated after such calculations is allocated proportionately to changes in volume and changes in rates.

                                          YEARS ENDED DECEMBER 31,
                          --------------------------------------------------------------
                                1995 VERSUS 1994                1994 VERSUS 1993
                           INCREASE/DECREASE DUE TO         INCREASE/DECREASE DUE TO
                          ------------------------------  ------------------------------
                           VOLUME      RATE      TOTAL     VOLUME      RATE      TOTAL
                          ---------  ---------  --------  ---------  --------  ---------
                                               (IN THOUSANDS)
Interest income on:
  Loans.................  $(182,723) $ 323,493  $140,770  $(275,109) $(82,980) $(358,089)
  MBS...................    368,713    102,974   471,687    434,178   (26,696)   407,482
  Federal funds sold and
   securities purchased
   under agreements to
   resell...............    (51,437)    37,556   (13,881)     9,133    19,132     28,265
  Other investments.....      6,271     (1,131)    5,140     12,487     1,808     14,295
                          ---------  ---------  --------  ---------  --------  ---------
    Total interest
     income.............    140,824    462,892   603,716    180,689   (88,736)    91,953
                          ---------  ---------  --------  ---------  --------  ---------
Interest expense on:
  Deposits..............     66,387    477,310   543,697     (1,798)   (7,372)    (9,170)
  Short-term borrowings.    (74,156)    88,872    14,716     36,838    33,712     70,550
  FHLB borrowings.......     36,961     12,957    49,918     24,753    31,314     56,067
  Other borrowings......     51,826     13,725    65,551     65,747   (51,090)    14,657
                          ---------  ---------  --------  ---------  --------  ---------
    Total interest
     expense............     81,018    592,864   673,882    125,540     6,564    132,104
                          ---------  ---------  --------  ---------  --------  ---------
    Net interest income   $  59,806  $(129,972) $(70,166) $  55,149  $(95,300) $ (40,151)
                          =========  =========  ========  =========  ========  =========

  Net interest income decreased $70.2 million, or 5%, in 1995 resulting from the decrease of 23 basis points in the net interest margin, to 2.41% for 1995 from 2.64% for 1994, partially offset by an increase of $1.8 billion in average interest-earning assets. The decrease of $40.2 million, or 3%, in net interest income in 1994 resulted from the decrease of 26 basis points in the net interest margin to 2.64% for 1994 from 2.90% for 1993, partially offset by the increase of $3.0 billion in average interest-earning assets. The increases in average interest-earning assets during 1995 and 1994 were primarily funded with interest-costing liabilities. Included in net interest income were provisions for losses of delinquent interest related to nonaccrual loans of $46.5 million, $43.2 million and $70.9 million in 1995, 1994 and 1993, respectively, which had the effect of reducing the net interest margin by nine basis points in both 1995 and 1994 and 16 basis points in 1993.

  The changes in 1995 and 1994 in the Company's net interest margin and net interest income principally reflect the lag between changes in the monthly weighted average cost of funds for Federal Home Loan Bank ("FHLB") Eleventh District savings institutions as computed by the FHLB of San Francisco ("COFI"), to which a majority of the Company's interest-earning assets are tied, and changes in the repricing of the Company's interest-costing liabilities.

  The Company believes that its net interest income is somewhat insulated from interest rate fluctuations within a fairly wide range primarily due to the adjustable rate nature of its loan and MBS portfolio. In a rising market interest rate environment, as experienced during 1994, lagging increases in COFI and the delayed repricing of the Company's COFI ARMs could compress the net interest margin and net interest income. The

Company's net interest margin began to improve during the first quarter of 1995 and increased during the remainder of the year due to a significant decline in market interest rates during the year. The net interest margin was 2.62% at December 31, 1995, an increase of 38 basis points from 2.24% at December 31, 1994, which had decreased 71 basis points from 2.95% at December 31, 1993. The expansion of the net interest margin slowed during the fourth quarter of 1995 principally due to the Company's funding of the New York sale in September 1995 which increased wholesale liabilities, a higher costing source of funds, to approximately 26% of total interest-costing liabilities at December 31, 1995 compared to approximately 18% at December 31, 1994. As part of the funding of the New York sale, the Company sold $2.8 billion of MBS and retained the servicing on these MBS.

  The Company's cost of funds was seven basis points, 19 basis points and 41 basis points below the average of COFI of 5.06%, 3.94% and 4.05% during 1995, 1994 and 1993, respectively. Changes in the composition of the Company's interest-costing liabilities will likely preclude the Company's cost of funds from being significantly lower than COFI in the near future. Substantially all ARMs originated since 1981 have maximum interest rates. In the event of sustained significant increases in rates, such maximum interest rates could also contribute to a decrease in the net interest margin. As of December 31, 1995, the interest rate on approximately 90% in outstanding principal amount of the Company's COFI ARMs could have increased, as a result of a corresponding increase in COFI, by at least 350 basis points without exceeding the applicable maximum interest rate. For information regarding the Company's strategies related to COFI and limiting its interest rate risk, see "Financial Condition--Asset/Liability Management."

PROVISION FOR LOAN LOSSES

  The provision for loan losses was $119.1 million in 1995, a decrease of $57.5 million, or 33%, from $176.6 million in 1994. The provision in 1994 was a decrease of $398.4 million or 69% from $575.0 million in 1993. The provision for 1994 includes $30 million representing the Company's estimated losses from real property damage sustained by its borrowers in the Northridge, California earthquake in January 1994. The decline in the provision in 1994 from 1993 reflects, among other things, provisions for losses related to the sale of $1.2 billion of single family nonaccrual mortgage loans in 1993 rather than holding these loans to maturity and/or foreclosure. For additional information regarding the allowances for loan losses and nonperforming assets, see "Financial Condition--Asset Quality."

OTHER INCOME

  Gain (Loss) on Sales of MBS. During 1995, 1994 and 1993, the Company recognized gains (losses) on sales of MBS and weighted average retained yields on such sales as follows:

                                                   YEARS ENDED DECEMBER 31,
                                                 ------------------------------
                                                    1995       1994      1993
                                                 ----------  --------  --------
                                                    (DOLLARS IN THOUSANDS)
Book value of MBS sold:
  ARM MBS....................................... $2,222,349  $400,201  $904,945
  Fixed rate MBS................................    706,084       --        --
                                                 ----------  --------  --------
                                                 $2,928,433  $400,201  $904,945
                                                 ==========  ========  ========
Pre-tax gains (losses) on sales of MBS:
  ARM MBS....................................... $   11,838  $  4,868  $ 21,007
  Fixed rate MBS................................    (13,949)      --        --
                                                 ----------  --------  --------
                                                 $   (2,111) $  4,868  $ 21,007
                                                 ==========  ========  ========
Weighted average retained yield.................       0.64%     0.73%     0.84%
                                                 ==========  ========  ========

  During the third quarter of 1995, MBS totaling $715.7 million were sold to partially fund the New York sale, resulting in a pre-tax loss of $14.0 million which was included in the gain on the New York sale as a related expense. Included in these sales were MBS originally designated as held to maturity of $503.3 million, which were sold at a pre-tax loss of $12.2 million. For additional information see "Financial Condition--Liquidity and Capital Resources--MBS."

  Gain (Loss) on Sales of Loans. During 1995, 1994 and 1993, the Company recognized gains (losses) on sales of loans, excluding the sales of nonaccrual and other impaired loans in 1994 and 1993, and weighted average retained loan yields as follows:

                                                  YEARS ENDED DECEMBER 31,
                                               --------------------------------
                                                  1995       1994       1993
                                               ----------  --------  ----------
                                                   (DOLLARS IN THOUSANDS)
Book value of loans sold:
  Mortgage loans originated for sale.......... $1,381,672  $565,197  $2,350,341
  Credit card portfolio.......................        --        --      131,254
                                               ----------  --------  ----------
                                               $1,381,672  $565,197  $2,481,595
                                               ==========  ========  ==========
Pre-tax gain (loss) on sales of loans:
  Mortgage loans originated for sale.......... $    5,364  $(21,036) $   46,999
  Credit card portfolio.......................        --        --       33,038
                                               ----------  --------  ----------
                                               $    5,364  $(21,036) $   80,037
                                               ==========  ========  ==========
Weighted average retained loan yield..........       0.23%     0.26%       0.28%
                                               ==========  ========  ==========

  The sales volume of mortgage loans originated for sale during 1995, 1994 and 1993 was influenced principally by borrower demand for fixed rate loans. Most of the Company's fixed rate loans were originated for sale in the secondary market. The loss in 1994 included charges totaling $18.4 million resulting from higher credit costs attributed to loans sold with recourse prior to 1993. In addition, during the fourth quarter of 1993 the Company sold its $131.3 million credit card portfolio for a pre-tax gain of $33.0 million. For additional information regarding loans sold with recourse, see Note 3 of Notes to Consolidated Financial Statements.

  The Company adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights, an Amendment to FASB No. 65," effective April 1, 1995. Results from periods prior to April 1, 1995 have not been restated. In accordance with SFAS No. 122, the Company capitalized mortgage servicing rights ("MSR") related to mortgage loans designated for sale. The total cost of the mortgage loans designated for sale is allocated to the MSR and the mortgage loans without the MSR based on their relative fair values. The MSR are amortized over the projected servicing period as a component of net loan servicing income.

  The adoption of SFAS No. 122 resulted in MSR of $15.8, million as of December 31, 1995, which is included in "Other assets" in the Consolidated Statement of Financial Condition, and increased the gain on sale of loans by $14.2 million for 1995. The MSR are periodically reviewed for impairment based on their fair value. The fair value of the MSR, for the purposes of impairment, is measured using a discounted cash flow analysis based on the Company's estimated servicing costs, market prepayment rates and market-adjusted discount rates. Impairment is measured on a disaggregated basis based on predominant risk characteristics of the underlying mortgage loans. The risk characteristics used by the Company for the purposes of capitalization and impairment evaluation include loan amount, loan type, loan origination date, loan term and collateral type. Impairment losses are recognized through a valuation allowance.

  Loan Servicing Income. Loan servicing income was $60.5 million in 1995, a decrease of $13.9 million or 19%, and was $74.4 million in 1994, an increase of $15.5 million or 26% from $58.9 million in 1993. For 1994, loan servicing income included a gain of $16.8 million on the sale of servicing rights related to $2 billion of fixed-rate single family loans serviced for investors. These loans were lower principal balance loans which are less efficient for the Company to service. Excluding the gain on sale of servicing rights, loan servicing income was higher in 1995 primarily due to a decrease of $8.3 million in amortization of the excess servicing fee receivable ("ESFR") and an increase of six basis points in the ESFR yield to 0.73%, partially offset by the decline of $2.1 billion, or 15%, in the average portfolio of loans serviced for investors. The decrease in amortization of ESFR from prior years is due to both a decline in the related asset and slower prepayment rates. Loan servicing income decreased in 1994 from 1993, excluding the gain on sale of servicing rights, due to a $1.7 billion or 11% decrease in the average portfolio of loans serviced for investors, to $14.1 billion in 1994, combined with a one basis point reduction in the ESFR yield to 0.67%. At December 31, 1995 and 1994, the portfolio of loans serviced for investors was $13.1 billion and $11.3 billion, respectively.

  Gains on Sales of Retail Deposit Branch Systems. In September 1995, the Company sold its deposits totaling $8.1 billion and branch premises in New York, resulting in a pre-tax gain of $514.7 million. The gain is net of the write-off of goodwill and other intangibles of $106.9 million and other expenses associated with the sale.

  In November 1994, the Company sold its branches and deposits in Illinois, totaling $1.6 billion, resulting in a pre-tax gain of $77.9 million. The gain is net of the write-off of goodwill of $25.6 million and other expenses associated with the sale.

  Other Operating Income. Other operating income was $2.2 million in 1995, a decrease of $11.4 million from $13.6 million in 1994, primarily due to proceeds of $8.9 million received in the fourth quarter of 1994 in connection with a settlement related to an assistance agreement with the FDIC. Other operating income decreased $29.1 million in 1994 from $42.7 million in 1993, reflecting proceeds received in 1993 from the settlement of a lawsuit filed by the Company.

OTHER EXPENSES

  General and Administrative Expenses. G&A expenses were $818.6 million in 1995, an increase of $60.0 million or 8% and $758.6 million in 1994, which was a decrease of $60.8 million or 7% from $819.4 million in 1993. The increase in 1995 includes pre-tax charges during the third quarter of 1995 of $11.0 million associated with Project HOME Run and $25.7 million relating to the proposed sale of certain premises buildings, of which one was sold in the fourth quarter of 1995. The increase in G&A expenses during 1995 also includes costs associated with establishing a consumer lending division, streamlining the mortgage origination process, investing in a more proactive sales capability and culture and developing an electronic banking program as well as lower deferrals of loan origination costs resulting from the lower volume of loan originations in 1995. The increase in G&A expenses for 1995 was partially offset by $9.0 million of FDIC premium refunds and reductions in the premium assessment rates. Management is committed to reviewing the Company's cost structure in order to reduce G&A expenses as the Company transitions to a full-service consumer bank. The decrease in 1994 from 1993 reflects broadly-based efforts to reduce operating expenses and reductions in personnel costs related to lower levels of nonperforming assets partially resulting from sales of such assets in 1993.

  The ratio of G&A expenses to average assets was 1.53% in 1995 compared to 1.46% in 1994 and 1.65% in 1993. The increase in 1995 reflects the 8% increase in G&A expenses, partially offset by an increase of 2% in average assets. The decrease in 1994 reflects the 7% decrease in G&A expenses and a 5% increase in average assets.

  Operations of REI. Losses from operations of REI were $49.5 million in 1995, a decrease of $48.1 million or 49% from $97.6 million in 1994, which was a decrease of $131.7 million from 1993. The decrease in 1995 was primarily due to a decrease of $36.4 million in the provision for losses and an $8.9 million gain on sales of REI in 1995 compared to losses of $5.3 million on REI sales in 1994. The provision for losses on REI of $49.7 million in 1995 was primarily due to a deterioration in the value of a major commercial REI project in California. A review in September 1995 of the project's plans led to a change in the Company's assessment of the continued viability of such plans.

  The decrease in 1994 was primarily due to decreases of $121.9 million in the provision for losses and $8.3 million in net operating expenses. The provision for losses on REI of $86.1 million in 1994 was primarily due to charges of $77.0 million in the fourth quarter of 1994. Of these charges, $15.0 million related to a large residential development project for which the business plan was revised in the fourth quarter of 1994 to reflect slower and lower priced lot sales than included in the previous plan, and $22.0 million resulted from raising the discount rate on projected cash flows used in calculating the net realizable value ("NRV") for each project to reflect the Company's increased cost of funds. In addition, a $40.0 million general valuation allowance was established in 1994 based on management's review of past REI project performance and an assessment of the risk of further reductions in NRV. For additional information regarding REI and the related allowance for losses, see "Financial Condition--Asset Quality--REI."

  Operations of REO. Losses from operations of REO were $86.8 million in 1995, an increase of $0.8 million or less than 1% from $86.0 million in 1994, which represented a decrease of $126.1 million or 59% from 1993. The increase in 1995 was due to increases in net operating expenses of $2.8 million and provision for losses of $2.1 million, substantially offset by a decrease in net losses on sales of $4.1 million. The decrease in 1994 was due to declines in the provision for losses of $65.9 million, net losses on sales of $47.1 million and net operating expenses of $13.1 million. The lower losses in 1994 reflected a reduction in foreclosures as a result of the sales of nonaccrual and other impaired loans in 1994 and 1993. For additional information regarding REO, see "Financial Condition--Asset Quality--Nonperforming Assets and Potential Problem Loans."

  Amortization of Goodwill and Other Intangible Assets and Cumulative Effect of Change in Accounting for Goodwill. The Company adopted SFAS No. 72 effective January 1, 1995 for goodwill related to acquisitions made prior to September 30, 1982. As a result, the Company wrote off goodwill totaling $234.7 million as a cumulative effect of the change in accounting for goodwill. Results from periods prior to 1995 have not been restated. SFAS No. 72 requires, among other things, that goodwill resulting from the acquisition of banking or thrift institutions initiated after September 30, 1982 be amortized over a period no longer than the estimated remaining life of the acquired long-term interest-earning assets. The adoption of SFAS No. 72 for goodwill related to acquisitions of banking or thrift institutions prior to September 30, 1982 is permitted but not required. The Company has been accounting for acquisitions made subsequent to September 30, 1982 in accordance with SFAS No. 72.

  Amortization of goodwill and other intangible assets was $26.6 million in 1995, a decrease of $1.2 million or 5% compared to $27.8 million in 1994, which was a decrease of $11.3 million or 29% from 1993. The decrease in 1995 reflects the reductions in the goodwill balance resulting from the adoption of SFAS No. 72 and the sales of the New York and Illinois retail deposit branch systems, partially offset by an increase in the core deposit premium related to deposits acquired in 1994 and 1995. The decrease in 1994 reflects the write-off in 1993 of $12.4 million in goodwill associated with the Company's exit from the Ohio market.

  Provision for Income Taxes (Benefit). The changes in the provision for income taxes (benefit) primarily reflect the changes in pre-tax earnings during each year and the 1995 write-off of $101.8 million in non-deductible goodwill related to the New York sale. The effective tax (benefit) rates were 45.3% for 1995, 42.2% for 1994 and (37.3)% for 1993. For additional information regarding income taxes and related provision, see Note 11 of Notes to Consolidated Financial Statements.

EXTRAORDINARY LOSS IN 1993

  During the fourth quarter of 1993, Home Savings purchased $327.6 million of its 10 1/4% Subordinated Notes due December 1996 pursuant to a tender offer. The repurchase resulted in an extraordinary loss on early extinguishment of debt of $21.6 million, net of applicable income tax benefit of $16.3 million.

QUARTERLY RESULTS OF OPERATIONS

  The following table presents results of operations by quarter for 1995 and 1994:

                                                  QUARTERS ENDED
                                   ----------------------------------------------
                                   MARCH 31,  JUNE 30, SEPTEMBER 30, DECEMBER 31,
                                   ---------  -------- ------------- ------------
                                       (IN THOUSANDS EXCEPT PER SHARE DATA)
 1995
 Total interest income...........  $ 893,983  $949,565   $949,166      $906,377
 Total interest expense..........    598,739   639,390    634,722       599,485
                                   ---------  --------   --------      --------
   Net interest income...........    295,244   310,175    314,444       306,892
 Provision for loan losses.......     26,544    25,465     29,175        37,927
                                   ---------  --------   --------      --------
 Net interest income after
  provision for loan losses.......   268,700   284,710    285,269       268,965
 Other income....................     35,982    53,420    560,787        48,220
 Other expenses..................    251,832   273,741    573,058       256,476
                                   ---------  --------   --------      --------
 Earnings before cumulative
  effect of accounting
  change.........................     52,850    64,389    272,998        60,709
 Cumulative effect of change in
  accounting for goodwill........   (234,742)      --         --            --
                                   ---------  --------   --------      --------
     Net earnings (loss).........  $(181,892) $ 64,389   $272,998      $ 60,709
                                   =========  ========   ========      ========
 Net earnings (loss) per common
 share:
  Primary
   Earnings before cumulative
    effect of accounting
    change.......................  $    0.34  $   0.44   $   2.20      $   0.41
   Cumulative effect of change in
    accounting for goodwill......      (2.00)      --         --            --
                                   ---------  --------   --------      --------
     Net earnings (loss).........  $   (1.66) $   0.44   $   2.20      $   0.41
                                   =========  ========   ========      ========
  Fully diluted
   Earnings before cumulative
    effect of accounting
    change.......................  $    0.34  $   0.43   $   2.03      $   0.40
   Cumulative effect of change in
    accounting for goodwill......      (2.00)      --         --            --
                                   ---------  --------   --------      --------
     Net earnings (loss).........  $   (1.66) $   0.43   $   2.03      $   0.40
                                   =========  ========   ========      ========
 1994
 Total interest income...........  $ 738,752  $742,700   $782,516      $831,407
 Total interest expense..........    388,147   405,819    464,607       539,881
                                   ---------  --------   --------      --------
    Net interest income..........    350,605   336,881    317,909       291,526
 Provision for loan losses.......     75,512    33,069     29,432        38,544
                                   ---------  --------   --------      --------
 Net interest income after
  provision for loan losses......    275,093   303,812    288,477       252,982
 Other income....................     45,421    36,879     42,476       135,580
 Other expenses..................    265,159   267,150    262,426       348,627
                                   ---------  --------   --------      --------
    Net earnings.................  $  55,355  $ 73,541   $ 68,527      $ 39,935
                                   =========  ========   ========      ========
 Net earnings per common share:
  Primary........................  $    0.36  $   0.52   $   0.48      $   0.23
                                   =========  ========   ========      ========
  Fully diluted..................  $    0.36  $   0.51   $   0.47      $   0.23
                                   =========  ========   ========      ========

  Other income decreased in the fourth quarter of 1995 compared to the third quarter of 1995 due to the gain of $514.7 million on the sale of the New York retail deposit branch system. The decrease in other income in the fourth quarter of 1995 from the fourth quarter of 1994 primarily reflects the gain of $77.9 million on the sale of the Illinois retail deposit branch system in the fourth quarter of 1994. Other expenses decreased in the fourth quarter of 1995 compared to the third quarter of 1995 and the fourth quarter of 1994 primarily due to the higher provisions for taxes associated with the gains from the branch system sales in those quarters. Other expenses in the fourth quarter of 1994 also included the provision for losses on REI of $77.0 million. For additional information regarding the provision for loan losses, see "Results of Operations--Provision for Loan Losses" and "Financial Condition--Asset Quality."

                              FINANCIAL CONDITION

  The Company's consolidated assets were $50.5 billion at December 31, 1995, a decrease of $3.2 billion or 6% from $53.7 billion at December 31, 1994. The decrease in assets is primarily due to the sale of MBS related to the funding of the New York sale. The Company sold $8.1 billion in deposits for a premium of approximately 8%, as well as the related branch premises. In addition, goodwill and other intangible assets associated with the branch system, totaling $106.9 million, were written off. The New York sale was primarily funded with a combination of new borrowings of $4.7 billion and sales of MBS of $2.8 billion. The Company also utilized funds generated by the acquisition of $1.2 billion in deposits from Household Bank in the second quarter of 1995. In addition, the adoption of SFAS No. 72, effective January 1, 1995, resulted in a $234.7 million decline in goodwill.

  The Company's primary asset generation business continues to be the origination of loans on residential real estate properties. The percentage of dollar volume of the Company's loans originated by type is summarized below for the years shown:

                                                   1995  1994  1993  1992  1991
                                                   ----  ----  ----  ----  ----
Single family (one to four units).................  81%   79%   86%   90%   91%
Multi-family (five units and over)................  19    21    14    10     9
                                                   ---   ---   ---   ---   ---
                                                   100%  100%  100%  100%  100%
                                                   ===   ===   ===   ===   ===

  In 1995, 77% of the $6.5 billion in loan originations were ARMs, compared to 95% of the $10.3 billion in loan originations in 1994. For 1995, 12% of the Company's ARM originations were tied to U.S. Treasury securities ("Treasury ARMs") with the remainder being COFI ARMs. In addition, the Company originated $35.5 million in consumer loans in 1995, primarily home equity loans, as part of its consumer lending program established in late 1994.

  Included in 1995 loan originations were $80.8 million in multi-family loans which were funded through a conduit program, in which the Company originates loans on behalf of another highly regarded financial institution. Such conduit loans are typically multi-family loans in excess of $1 million, and include loans that are refinancings of loans from the Company's commercial and industrial real estate loan portfolio and the non-California multi-family loan portfolio. This program enables the Company to increase its presence in the secondary market and generate additional fee income by originating and servicing these loans with no related credit exposure.

  At December 31, 1995, the Company was committed to fund mortgage loans totaling $471.6 million, of which $262.6 million or 56% were COFI ARMs, $51.2 million or 11% were Treasury ARMs and $157.8 million or 33% were fixed rate loans.

  Approximately 66% of loan originations in 1995 were on properties located in California compared to 70% in 1994. At December 31, 1995, approximately 97% of the loan and MBS portfolio was secured by residential properties, including 77% secured by single family properties, and approximately 75% of the loan and MBS portfolio was secured by properties located in California.

  The following table presents the ranges of original LTV ratios as percentages of single-family loans and multi-family loans originated during the years indicated:

                                                       1995  1994  1993  1992  1991
                                                       ----  ----  ----  ----  ----
Single family loans:
  Under 75.0%.........................................  42%   35%   54%   58%   55%
  75.0% to 79.9%......................................  10     9    15    14    14
  80.0%...............................................  22    26    21    19    23
  80.1% to 90.0%......................................  17    22    10     9     8
  90.1% or greater....................................   9     8   --    --    --
                                                       ---   ---   ---   ---   ---
                                                       100%  100%  100%  100%  100%
                                                       ===   ===   ===   ===   ===
Multi-family loans:
  70.0% or less.......................................  44%   54%   69%   73%   72%
  70.1% to 75.0%......................................  49    41    25    20    23
  75.1% or greater....................................   7     5     6     7     5
                                                       ---   ---   ---   ---   ---
                                                       100%  100%  100%  100%  100%
                                                       ===   ===   ===   ===   ===

  The loan and MBS portfolio includes approximately $7.0 billion in mortgage loans that were originated with loan to value ("LTV") ratios exceeding 80%, or 15% of the portfolio at December 31, 1995. Approximately 21% of loans originated during 1995 had LTV ratios in excess of 80%, including 7% with LTV ratios in excess of 90%. The majority of these higher LTV loans were on single family properties. The additional volume of higher LTV single family loans in 1995 and 1994 was primarily due to changes in the marketplace, which was primarily a purchase market during 1995 and 1994 as compared to the predominant refinance market in 1991 through 1993. During 1994, the Company began to originate single family loans under a 95% LTV program (loans with LTV ratios of 90.1% to 95.0% are categorized as 95% LTV loans) to meet a market demand. The Company takes the additional risk of originating loans with LTV ratios in excess of 80% into consideration in its loan underwriting and pricing policies.

  The following table presents the composition of the Company's loan and MBS portfolio as of the dates indicated:

                                                DECEMBER 31,
                         ---------------------------------------------------------------
                            1995         1994         1993         1992         1991
                         -----------  -----------  -----------  -----------  -----------
                                               (IN THOUSANDS)
Residential loans:
 Single family.......... $20,684,133  $26,084,783  $28,764,402  $30,486,130  $29,616,179
 Multi-family...........   9,284,131    8,518,510    7,219,708    6,543,238    5,883,615
Commercial and
 industrial real estate
 loans..................   1,566,470    1,734,793    2,012,307    2,225,226    2,540,810
Other loans.............     136,330      124,922      259,354      282,786      274,455
                         -----------  -----------  -----------  -----------  -----------
                          31,671,064   36,463,008   38,255,771   39,537,380   38,315,059
Deferred loan fees and
 interest...............     (31,439)     (55,184)     (90,959)     (97,662)     (80,618)
Unearned discounts......      (3,360)      (5,847)     (21,658)     (42,729)     (54,842)
Allowance for loan
 losses.................    (380,886)    (400,232)    (438,786)    (434,114)    (303,804)
                         -----------  -----------  -----------  -----------  -----------
Loans receivable........  31,255,379   36,001,745   37,704,368   38,962,875   37,875,795
MBS.....................  16,152,142   12,789,420    6,919,997    3,915,508    4,683,742
                         -----------  -----------  -----------  -----------  -----------
                         $47,407,521  $48,791,165  $44,624,365  $42,878,383  $42,559,537
                         ===========  ===========  ===========  ===========  ===========

  The following table presents a summary comparison of the carrying values and estimated fair values of the Company's major financial instruments at December 31, 1995 and 1994:

                                           DECEMBER 31,
                          -----------------------------------------------
                                   1995                    1994             NET CHANGE (%)
                          ----------------------- ----------------------- -------------------
                           CARRYING    ESTIMATED   CARRYING    ESTIMATED  CARRYING ESTIMATED
                             VALUE    FAIR VALUE     VALUE    FAIR VALUE   VALUE   FAIR VALUE
                          ----------- ----------- ----------- ----------- -------- ----------
                                                (DOLLARS IN THOUSANDS)
MBS.....................  $16,152,142 $16,291,911 $12,789,420 $12,463,383    26%       31%
Loans receivable........   31,255,379  31,511,907  36,001,745  35,107,572   (13)      (10)
Deposits--term accounts.   24,581,530  25,264,878  28,101,532  27,471,191   (13)       (8)
Borrowings..............   12,236,428  12,514,647   9,176,085   9,077,591    33        38

ASSET/LIABILITY MANAGEMENT

  One of the Company's primary business objectives continues to be the management of volatility in net interest income resulting from changes in interest rates. This is accomplished by managing the repricing characteristics of its interest-earning assets and interest-costing liabilities. (Interest rate reset provisions of both assets and liabilities, whether through contractual maturity or through contractual interest rate adjustment provisions, are commonly referred to as "repricing terms.")

  In order to manage the interest rate risk inherent in its portfolios of interest-earning assets and interest-costing liabilities, the Company has historically emphasized the origination of ARMs for retention in the loan and MBS portfolio, with the majority of originated ARMs indexed to COFI. During late 1994 the Company began offering ARMs which provide for interest rates that adjust based upon changes in the yields of U. S. Treasury securities. The Company originated $581.1 million of these Treasury ARMs in 1995. At December 31, 1995, 96.8% of the Company's $47.4 billion loan and MBS portfolio consisted of ARMs indexed primarily to COFI, compared to 95.1% of the $48.8 billion loan and MBS portfolio at December 31, 1994. The average factor above COFI on the Company's COFI ARM portfolio was 247 basis points at December 31, 1995, up three basis points from 244 basis points at December 31, 1994.

  Although residential lending is and will continue to be the Company's primary business, the Company is repositioning itself to become more of a consumer bank. The Company intends to originate and sell fixed rate mortgages and lower margin ARMs to the secondary market while retaining only the more profitable ARMs in its portfolio. As a result, the Company's portfolio size may be reduced through opportunistic loan sales from its held for sale portfolio and through loan payoffs.

  During 1995 the Company securitized $7.4 billion of ARMs into MBS which increase the Company's access to less expensive collateralized borrowings. The Company's funding for the New York sale included short-term borrowings of approximately $4.7 billion which increased wholesale liabilities to approximately 26% of total interest-costing liabilities at December 31, 1995 compared to approximately 18% at December 31, 1994.

  COFI ARMs do not immediately reflect current market rate movements (referred to as the "COFI lag"). The COFI lag arises because (1) COFI is determined based on the cost of all FHLB Eleventh District savings institutions' interest-costing liabilities, some of which do not reprice immediately and (2) the Company's COFI ARMs reprice monthly based on changes in the cost of such liabilities approximately two months earlier. The Company's basic interest rate risk management strategy has included a goal of having the combined repricing terms of its interest-costing liabilities not differ materially from those of the FHLB Eleventh District savings institutions, in aggregate. The Company's approach to managing interest rate risk includes the changing of repricing terms and spreading of maturities on term deposits and other interest-costing liabilities and acquiring assets more responsive to interest rate changes, including plans to diversify away from COFI on certain interest-earning assets. The Company manages the maturities of its borrowings to balance changes in depositor maturity demand. The Company has adopted a pro-active strategy to increase the percentage of customer checking accounts in its deposit portfolio which the Company believes is a steady funding source having less sensitivity to changes in market interest rates than other funding sources.

  For additional information regarding these and other transactions, see "Results of Operations--Net Interest Income" and "Financial Condition-- Liquidity and Capital Resources."

  The following table presents the components of the Company's interest rate sensitive asset and liability portfolios by repricing periods (contractual maturity as adjusted for frequency of repricing) as of December 31, 1995:

                                                                    REPRICING PERIODS
                                               -------------------------------------------------------------
                                       PERCENT
                                         OF      WITHIN       MONTHS         1-5          5-10      YEARS
                            BALANCE     TOTAL   6 MONTHS       7-12         YEARS        YEARS     OVER 10
                          -----------  ------- ----------- ------------  ------------  ---------- ----------
                                                      (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
Investment securities--
  Cash equivalents......  $   394,278      1%  $   394,278 $        --   $        --   $      --  $      --
  Other investment
   securities...........       12,356    --          9,908            6         2,442         --         --
  FHLB stock............      485,938      1       485,938          --            --          --         --
  Impact of hedging
    (LIBOR-indexed
    amortizing swaps)...          --     --      (104,978)          --        104,978         --         --
                          -----------    ---   ----------- ------------  ------------  ---------- ----------
Total investment
 securities.............      892,572      2       785,146            6       107,420         --         --
                          -----------    ---   ----------- ------------  ------------  ---------- ----------
Loans and MBS--
  MBS--
    ARMs................   15,757,504     33    15,757,504          --            --          --         --
    Other...............      394,638      1           --           --          2,598       1,526    390,514
  Loans--
    ARMs................   30,137,524     62    29,319,064      302,460       516,000         --         --
    Other...............    1,117,855      2       248,031       92,228       352,662     224,587    200,347
  Impact of hedging
    (interest rate
    swaps)..............          --     --        818,460     (302,460)     (516,000)        --         --
                          -----------    ---   ----------- ------------  ------------  ---------- ----------
Total loans and MBS.....   47,407,521     98    46,143,059       92,228       355,260     226,113    590,861
                          -----------    ---   ----------- ------------  ------------  ---------- ----------
  Total interest-earning
   assets...............  $48,300,093    100%  $46,928,205 $     92,234  $    462,680  $  226,113 $  590,861
                          ===========    ===   =========== ============  ============  ========== ==========
INTEREST-COSTING
 LIABILITIES:
Deposits--
  Checking..............  $ 2,494,066      5%  $ 2,494,066 $        --   $        --   $      --  $      --
  Passbooks.............    1,379,927      3     1,379,927          --            --          --         --
  Money market savings..    5,788,958     13     5,788,958          --            --          --         --
  Term accounts--
    Under $100,000......   24,139,269     52    14,422,166    6,155,587     3,550,249      11,179         88
    Over $100,000.......      442,261      1       347,493       90,529         4,137         102        --
                          -----------    ---   ----------- ------------  ------------  ---------- ----------
Total deposits..........   34,244,481     74    24,432,610    6,246,116     3,554,386      11,281         88
                          -----------    ---   ----------- ------------  ------------  ---------- ----------
Borrowings--
  Repurchase agreements.    3,519,311      8     3,519,311          --            --          --         --
  FHLB..................    4,350,161      9     3,356,325      557,007       377,221      41,904     17,704
  Other.................    4,366,956      9       675,368      651,060     2,653,478     387,050        --
                          -----------    ---   ----------- ------------  ------------  ---------- ----------
Total borrowings........   12,236,428     26     7,551,004    1,208,067     3,030,699     428,954     17,704
                          -----------    ---   ----------- ------------  ------------  ---------- ----------
  Total interest-costing
   liabilities..........  $46,480,909    100%  $31,983,614 $  7,454,183  $  6,585,085  $  440,235 $   17,792
                          ===========    ===   =========== ============  ============  ========== ==========
Hedge-adjusted interest-
 earning assets
 more/(less) than
 interest-costing
 liabilities............  $ 1,819,184          $14,944,591 $(7,361,949)  $(6,122,405)  $(214,122) $  573,069
                          ===========          =========== ============  ============  ========== ==========
Cumulative interest
 sensitivity gap.........                      $14,944,591 $  7,582,642  $  1,460,237  $1,246,115 $1,819,184
                                               =========== ============  ============  ========== ==========
Percentage of hedge-
 adjusted interest-
 earning assets to
 interest-costing
 liabilities............       103.91%
Percentage of cumulative
 interest sensitivity
 gap to total assets....         3.60%

  The following table presents the interest rates, spread and margin at the end of the years indicated:

                                                                DECEMBER 31,
                                                              -----------------
                                                              1995  1994  1993
                                                              ----- ----- -----
Average yield on:
  Loans...................................................... 7.52% 6.74% 6.53%
  MBS........................................................ 7.59  6.63  6.33
     Total loans and MBS..................................... 7.54  6.71  6.50
  Investment securities:
    Federal funds sold and securities purchased under
     agreements to resell.................................... 6.25  6.66  3.85
    Other investments........................................ 5.05  5.11  3.71
     Total investment securities............................. 5.56  5.85  3.83
      Interest-earning assets................................ 7.50  6.68  6.33
Average rate on:
  Deposits:
    Checking accounts........................................ 0.95  1.00  1.10
    Savings accounts......................................... 3.14  2.75  2.47
    Term accounts............................................ 5.47  4.80  3.75
     Total deposits.......................................... 4.65  4.05  3.14
  Borrowings:
    Short-term............................................... 5.97  6.38  3.39
    FHLB..................................................... 6.03  5.98  4.47
    Other.................................................... 6.72  7.10  8.25
     Total borrowings........................................ 6.26  6.58  4.73
      Interest-costing liabilities........................... 5.07  4.52  3.44
Interest rate spread......................................... 2.43  2.16  2.89
Net interest margin.......................................... 2.62  2.24  2.95

  The following table presents the schedule of contractual maturities for loans and MBS as of December 31, 1995:

                         WITHIN    1-2     2-3      3-5        5-10      10-15       YEARS
                         1 YEAR   YEARS   YEARS    YEARS      YEARS      YEARS      OVER 15
                         ------- ------- ------- ---------- ---------- ---------- -----------
                                                    (IN THOUSANDS)
MBS:
  ARMs.................. $   --  $   --  $   --  $1,403,921 $  835,613 $      --  $13,517,970
  Other.................     --      --        7      2,591      1,526    342,219      48,295
Residential and other
 loans:
  ARMs..................   1,821   3,880  10,889     89,015  1,298,454  1,855,925  25,662,048
  Other.................      52     112     314      2,564     37,407     53,468     739,301
Commercial and
 industrial real estate
 loans:
  ARMs..................  38,021  58,856  35,325    100,766    702,786     42,894     236,844
  Other.................  13,670  19,247   9,347     22,476    123,697     57,489      38,711
                         ------- ------- ------- ---------- ---------- ---------- -----------
                         $53,564 $82,095 $55,882 $1,621,333 $2,999,483 $2,351,995 $40,243,169
                         ======= ======= ======= ========== ========== ========== ===========

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

  A loan is generally placed on nonaccrual status when the Company becomes aware that the borrower has entered bankruptcy proceedings and the loan is delinquent, or when the loan is past due 90 days as to either principal or interest. When a loan is placed on nonaccrual status, interest accrued but not received is reversed against interest income. Cash receipts on nonaccrual loans are used to reduce principal balances, rather than being included in income. A nonaccrual loan may be restored to accrual basis when delinquent loan payments are collected and the loan is expected to perform according to its contractual terms. The amount of income that was contractually due but not recognized because loans were placed on nonaccrual status amounted to $46.5 million in 1995, $43.2 million in 1994 and $70.9 million in 1993.

  The Company reviews loans for impairment in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures." SFAS No. 114 does not apply to large groups of smaller balance homogeneous loans that are collectively evaluated for impairment. For the Company, loans collectively reviewed for impairment include all single family loans and multi-family and commercial and industrial real estate loans ("major loans") under $2 million, excluding loans which are individually reviewed based on specific criteria, such as delinquency, debt coverage, LTV ratio and condition of collateral property. The Company's impaired loans within the scope of SFAS No. 114 include nonaccrual major loans (excluding those collectively reviewed for impairment), TDRs, and performing major loans and major loans less than 90 days delinquent ("other impaired major loans") which the Company believes will be collected in full, but which the Company believes it is probable will not be collected in accordance with the contractual terms of the loans.

  The Company considers a loan to be impaired when, based upon current information and events, it believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company continues to accrue interest on TDRs and other impaired major loans since full payment of principal and interest is expected and such loans are performing or less than 90 days delinquent and therefore do not meet the criteria for nonaccrual status. The Company bases the measurement of loan impairment on the fair value of the loans' collateral properties in accordance with SFAS No. 114. Impairment losses are included in the allowance for loan losses through a charge to provision for loan losses. Adjustments to impairment losses due to changes in the fair value of impaired loans' collateral properties are included in provision for loan losses. Upon disposition of an impaired loan, any related valuation allowance is charged off from the allowance for loan losses. See Note 3 of Notes to Consolidated Financial Statements for information regarding the recorded investment in and related specific loan loss allowances on impaired loans at December 31, 1995 and 1994.

  The following table presents the amounts of the Company's nonaccrual loans, REO, past due loans, TDRs and other impaired major loans as of the dates indicated:

                                                  DECEMBER 31,
                                ------------------------------------------------
                                  1995     1994     1993      1992       1991
                                -------- -------- -------- ---------- ----------
                                                 (IN THOUSANDS)
Nonaccrual loans..............  $723,791 $681,026 $780,400 $1,768,362 $1,499,473
REO...........................   225,566  161,948  179,862    452,971    267,604
Accruing loans contractually
past due 90 days or  more (all
single family)................       --       --       --     155,864    162,532
TDRs..........................   163,844  121,365  100,751     61,400    266,656
Other impaired major loans....    51,018   12,158  391,044        --         --

  The following table presents nonperforming assets (nonaccrual loans and REO), TDRs and other impaired major loans, net of related specific loss allowances, by type as of the dates indicated:

                                                   DECEMBER 31,
                                                 ------------------
                                                                      INCREASE
                                                   1995      1994    (DECREASE)
                                                 --------  --------  ----------
                                                    (DOLLARS IN THOUSANDS)
Nonaccrual loans:
  Single family................................. $630,395  $568,808   $ 61,587
  Multi-family..................................   81,366    69,856     11,510
  Commercial and industrial real estate.........   12,030    42,362    (30,332)
                                                 --------  --------   --------
                                                  723,791   681,026     42,765
                                                 --------  --------   --------
REO:
  Single family.................................  193,729   135,357     58,372
  Multi-family..................................   14,139    14,181        (42)
  Commercial and industrial real estate.........   17,698    12,410      5,288
                                                 --------  --------   --------
                                                  225,566   161,948     63,618
                                                 --------  --------   --------
Total nonperforming assets:
  Single family.................................  824,124   704,165    119,959
  Multi-family..................................   95,505    84,037     11,468
  Commercial and industrial real estate.........   29,728    54,772    (25,044)
                                                 --------  --------   --------
    Total....................................... $949,357  $842,974   $106,383
                                                 ========  ========   ========
TDRs:
  Single family................................. $ 45,592  $ 21,885   $ 23,707
  Multi-family..................................   75,482    56,824     18,658
  Commercial and industrial real estate.........   42,770    42,656        114
                                                 --------  --------   --------
    Total....................................... $163,844  $121,365   $ 42,479
                                                 ========  ========   ========
Other impaired major loans:
  Multi-family.................................. $ 32,273  $ 10,652   $ 21,621
  Commercial and industrial real estate.........   18,745     1,506     17,239
                                                 --------  --------   --------
    Total....................................... $ 51,018  $ 12,158   $ 38,860
                                                 ========  ========   ========
Ratio of nonperforming assets to total assets...     1.88%     1.57%
                                                 ========  ========
Ratio of nonperforming assets and TDRs to total
assets..........................................     2.20%     1.79%
                                                 ========  ========
Ratio of allowances for losses on loans and REO
to nonperforming assets.........................    42.43%    50.12%
                                                 ========  ========

  The following table presents nonperforming assets, TDRs and other impaired major loans by state at December 31, 1995:

                                      NONPERFORMING ASSETS
                         ----------------------------------------------
                                                   COMMERCIAL                     OTHER
                                         MULTI-        AND                       IMPAIRED
                         SINGLE FAMILY   FAMILY    INDUSTRIAL                     MAJOR
                          RESIDENTIAL  RESIDENTIAL REAL ESTATE  TOTAL     TDRS    LOANS
                         ------------- ----------- ----------- -------- -------- --------
                                                  (IN THOUSANDS)
California..............   $677,972      $84,221     $21,396   $783,589 $101,188 $35,783
New York................     48,744        5,522       2,825     57,091   40,392   8,126
Florida.................     34,412          --          188     34,600      398     --
Illinois................     17,014          156       3,103     20,273      612     --
Texas...................      8,074          556          12      8,642    6,368     --
Other...................     37,908        5,050       2,204     45,162   14,886   7,109
                           --------      -------     -------   -------- -------- -------
                           $824,124      $95,505     $29,728   $949,357 $163,844 $51,018
                           ========      =======     =======   ======== ======== =======

  Total nonperforming assets were $949.4 million at December 31, 1995, or a ratio of nonperforming assets to total assets of 1.88%, an increase of $106.4 million or 13% during 1995 from $843.0 million, or 1.57% of total assets, at December 31, 1994.

  Single family nonperforming assets were $824.1 million at December 31, 1995, an increase of $120.0 million or 17% from $704.1 million at December 31, 1994 primarily due to increases in California REO of $56.3 million and nonaccrual loans secured by California and New York properties of $54.5 million and $8.0 million, respectively.

  The increase in single family nonperforming assets was primarily due to loans originated prior to 1992 and secured by California properties, especially Southern California properties. Single family underwriting standards were modified in 1990 and 1991 to change the focus from collateral valuation, which is most effective when real estate values are stable or rising, to an emphasis on the borrowers' credit history. The combination of a weak economy and a steep decline in real estate values since 1991, particularly in Southern California, has contributed to the large proportion of 1995 single family nonperforming assets related to loans originated prior to 1992. The conversion to a new loan servicing system in September 1995, which caused a temporary disruption in the collection process, also contributed to an increase in single family nonperforming assets. The amount of future nonperforming assets is primarily dependent upon the strength of the residential real estate market, particularly in Southern California.

  Multi-family nonperforming assets totaled $95.5 million at December 31, 1995, an increase of $11.5 million or 14% from $84.0 million at December 31, 1994 primarily due to increases in the states of California ($5.7 million), New Jersey ($3.3 million) and New York ($2.4 million).

  Commercial and industrial nonperforming assets totaled $29.7 million at December 31, 1995, a decrease of $25.0 million or 46% from $54.7 million at December 31, 1994 primarily due to declines in the states of California ($16.9 million), New York ($2.9 million), New Jersey ($2.7 million) and Illinois ($2.2 million). The decline reflects the Company's decision in 1988 to discontinue originating these loans.

  TDRs totaled $163.8 million at December 31, 1995, an increase of $42.4 million or 35% during 1995 from $121.4 million at December 31, 1994 primarily due to an increase in TDRs secured by properties in California ($41.5 million), partially offset by a decrease in TDRs secured by properties in Illinois ($3.0 million). The increase in TDRs was also caused by a weak California economy and residential real estate market which continued to deteriorate during 1995, particularly in Southern California.

  Other impaired major loans totaled $51.0 million at December 31, 1995, an increase of $38.8 million from $12.2 million at December 31, 1994 primarily due to increases of $27.9 million and $6.4 million in such loans secured by properties in California and New York, respectively.

  The amount of the net recorded investment in impaired loans for which there is a related specific allowance for loan losses was $129.2 million, net of an allowance of $44.6 million, and $71.0 million, net of an allowance of $29.9 million, at December 31, 1995 and 1994, respectively. The Company's total net recorded investment in impaired loans (excluding those loans collectively reviewed for impairment) was $272.5 million and $204.5 million at December 31, 1995 and 1994, respectively.

  The Company is continuing its efforts to reduce the amount of its nonperforming assets by aggressively pursuing loan delinquencies through the collection, workout and foreclosure processes and, if foreclosed, disposing rapidly of the REO. The Company sold $288.5 million of single family REO and $91.7 million of multi-family and commercial and industrial REO in 1995. In addition, the Company may, from time to time, offer packages of nonperforming assets for competitive bid.

  The following table presents the amounts of loans which were 60-89 days delinquent by loan type as of the dates indicated:

                                                DECEMBER 31,
                         -----------------------------------------------------------
                                1995                1994                1993
                         ------------------- ------------------- -------------------
                                  PERCENT OF          PERCENT OF          PERCENT OF
                                    GROSS               GROSS               GROSS
                                   MORTGAGE            MORTGAGE            MORTGAGE
                          AMOUNT  PORTFOLIO   AMOUNT  PORTFOLIO   AMOUNT  PORTFOLIO
                         -------- ---------- -------- ---------- -------- ----------
                                           (DOLLARS IN THOUSANDS)
Single family........... $143,932    0.39%   $141,937    0.37%   $171,778    0.48%
Multi-family............   34,614    0.37      10,395    0.12      27,278    0.38
Commercial and
industrial real estate..    2,648    0.17       9,540    0.55       3,706    0.18
                         --------            --------            --------
                         $181,194    0.38    $161,872    0.33    $202,762    0.45
                         ========            ========            ========

  The increase in loans 60-89 days delinquent was influenced by the continued weakness in the Southern California economy and real estate market. Single family loans 60-89 days delinquent increased $2.0 million in 1995 primarily in the states of California ($5.7 million) and Florida ($2.1 million), partially offset by declines in the state of New York ($8.7 million). Multi-family loans 60-89 days delinquent increased $24.2 million in 1995 primarily in the states of California ($17.4 million) and New York ($7.7 million). These increases were offset by a decline of $6.9 million in commercial and industrial real estate loans 60-89 days delinquent, primarily in California ($6.4 million).

  Allowance for Loan Losses. Management believes the Company's allowance for loan losses was adequate at December 31, 1995. The Company's process for evaluating the adequacy of the allowance for loan losses has three basic elements: first, the identification of impaired loans; second, the establishment of appropriate loan loss allowances once individual specific impaired loans are identified; and third, a methodology for estimating loan losses based on the inherent risk in the remainder of the loan portfolio.

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

  The following tables set forth the allocation of the Company's allowance for loan losses by category of loans and MBS and the percent of loans and MBS in each category at the dates indicated:

                                                      DECEMBER 31,
                          ---------------------------------------------------------------------
                                         1995                               1994
                          ---------------------------------- ----------------------------------
                                                  PERCENT OF                         PERCENT OF
                                     PERCENT OF   ALLOWANCE             PERCENT OF   ALLOWANCE
                                    LOAN AND MBS   TO LOAN             LOAN AND MBS   TO LOAN
                                    PORTFOLIO IN   AND MBS             PORTFOLIO IN   AND MBS
                          ALLOWANCE EACH CATEGORY PORTFOLIO  ALLOWANCE EACH CATEGORY PORTFOLIO
                          --------- ------------- ---------- --------- ------------- ----------
                                                 (DOLLARS IN THOUSANDS)
Single family...........  $174,242       77.3%       0.47%   $165,000       79.1%       0.42%
Multi-family............   147,708       19.4        1.59     160,232       17.4        1.88
Commercial and
 industrial real estate.    58,936        3.3        3.78      75,000        3.5        4.34
                          --------      -----                --------      -----
                          $380,886      100.0%       0.80    $400,232      100.0%       0.81
                          ========      =====                ========      =====
                                                      DECEMBER 31,
                          ---------------------------------------------------------------------
                                         1993                               1992
                          ---------------------------------- ----------------------------------
                                                  PERCENT OF                         PERCENT OF
                                     PERCENT OF   ALLOWANCE             PERCENT OF   ALLOWANCE
                                    LOAN AND MBS   TO LOAN             LOAN AND MBS   TO LOAN
                                    PORTFOLIO IN   AND MBS             PORTFOLIO IN   AND MBS
                          ALLOWANCE EACH CATEGORY PORTFOLIO  ALLOWANCE EACH CATEGORY PORTFOLIO
                          --------- ------------- ---------- --------- ------------- ----------
                                                 (DOLLARS IN THOUSANDS)
Single family...........  $155,516       79.5%       0.43%   $185,343       79.5%       0.54%
Multi-family............   145,097       16.1        2.00     120,946       15.0        1.86
Commercial and
 industrial real estate.   138,173        4.4        6.90     120,962        5.1        5.47
Credit cards............       --         --          --        6,863        0.4        4.25
                          --------      -----                --------      -----
                          $438,786      100.0%       0.97    $434,114      100.0%       1.00
                          ========      =====                ========      =====
                                  DECEMBER 31, 1991
                          ----------------------------------
                                                  PERCENT OF
                                     PERCENT OF   ALLOWANCE
                                    LOAN AND MBS   TO LOAN
                                    PORTFOLIO IN   AND MBS
                          ALLOWANCE EACH CATEGORY PORTFOLIO
                          --------- ------------- ----------
                                (DOLLARS IN THOUSANDS)
Single family...........  $110,366       80.1%       0.32%
Multi-family............    78,838       13.6        1.35
Commercial and
 industrial real estate.   109,293        5.9        4.32
Credit cards............     5,307        0.4        3.30
                          --------      -----
                          $303,804      100.0%       0.71
                          ========      =====

  The allocation of the allowance for loan losses by type at December 31, 1995 reflects continued reduction in the commercial and industrial real estate loan portfolio and the increase in the level of single family nonperforming loans. The commercial and industrial real estate portfolio has diminished in size due to loan principal payments and the Company's decision in 1988 to discontinue originating new commercial and industrial real estate loans. Although the single family loan portfolio decreased $2.0 billion or 5% in 1995 due to principal payments and loan sales, the allocation of the allowance to the single family loan portfolio increased since December 31, 1994 in response to the increase in single family nonperforming loans and other factors. As a result of the changes in the composition of the Company's nonperforming assets, the ratio of allowances for losses on loans and REO to nonperforming assets declined from 50.12% in 1994 to 42.43% in 1995. For additional information regarding the allowance for loan losses, see "Financial Condition--Asset Quality--Nonperforming Assets and Potential Problem Loans."

  The following table presents the changes in the Company's allowance for loan losses and the loss experience for the years indicated:

                                        YEARS ENDED DECEMBER 31,
                          -----------------------------------------------------
                            1995       1994       1993       1992       1991
                          ---------  ---------  ---------  ---------  ---------
                                       (DOLLARS IN THOUSANDS)
Balance at beginning of
 the year...............  $ 400,232  $ 438,786  $ 434,114  $ 303,804  $ 213,339
Provision for loan
 losses.................    119,111    176,557    574,970    367,366    195,062
Allowance for loan
 losses on loans
 purchased..............        --         --      20,365        --         --
                          ---------  ---------  ---------  ---------  ---------
                            519,343    615,343  1,029,449    671,170    408,401
                          ---------  ---------  ---------  ---------  ---------
Charge-offs:
  Single family.........    (87,240)   (97,865)  (469,204)  (114,086)   (46,631)
  Multi-family..........    (53,263)  (114,323)   (76,189)   (60,956)   (33,396)
  Commercial and
   industrial real
   estate...............    (22,115)   (40,546)   (68,135)   (73,069)   (44,952)
  Credit cards..........        --         --     (10,207)    (7,382)    (5,243)
                          ---------  ---------  ---------  ---------  ---------
                           (162,618)  (252,734)  (623,735)  (255,493)  (130,222)
                          ---------  ---------  ---------  ---------  ---------
Recoveries:
  Single family.........     14,967     14,759     18,392      9,601      8,843
  Multi-family..........      7,405     15,314      7,365      5,286     14,802
  Commercial and
   industrial real
   estate...............      1,789      7,550      7,315      3,550      1,980
                          ---------  ---------  ---------  ---------  ---------
                             24,161     37,623     33,072     18,437     25,625
                          ---------  ---------  ---------  ---------  ---------
    Net charge-offs.....   (138,457)  (215,111)  (590,663)  (237,056)  (104,597)
                          ---------  ---------  ---------  ---------  ---------
Balance at end of the
 year...................  $ 380,886  $ 400,232  $ 438,786  $ 434,114  $ 303,804
                          =========  =========  =========  =========  =========
Ratio of net charge-offs
 to average loans and
 MBS outstanding during
 the year...............       0.28%      0.47%      1.36%      0.56%      0.24%
                          =========  =========  =========  =========  =========

  Gross charge-offs were lower in 1995 compared to 1994 due to the sale of nonaccrual and impaired loans during 1994. Gross charge-offs of $79.2 million in 1994 related to sales of nonaccrual loans and impaired major loans. The lower provision for losses in 1995 compared to 1994 reflects these loan sales in 1994 and a $30.0 million provision in 1994 related to the estimated losses due to the Northridge earthquake.

  The majority of 1995 charge-offs related to loans originated prior to 1992 and secured by California properties, especially Southern California properties. Approximately 84% of 1995 gross single family loan charge-offs related to loans originated prior to 1992. Single family loans originated prior to 1992 represented approximately 59% of the loan and MBS portfolio at December 31, 1995. Single family underwriting standards were modified in 1990 and 1991 to change the focus from collateral valuation, which is most effective when real estate values are stable or rising, to an emphasis on the borrowers' credit history. The combination of a weak economy and a steep decline in real estate values since 1991, particularly in Southern California, has contributed to the large proportion of 1995 single family loan charge-offs related to loans originated prior to 1992. While single family loans originated after the modification of underwriting standards in 1990 and 1991 have performed better than such loans originated prior to the modifications, there can be no assurance that this experience will continue in the future. The amount of future loan charge-offs and related credit costs are primarily dependent upon the strength of the residential real estate market, particularly in Southern California.

  Although the Company believes it has a sound basis for its estimate of the appropriate allowance for loan losses, actual charge-offs and the level of nonperforming assets incurred in the future are highly dependent upon future events, including the economies of the areas in which the Company lends. Management believes that the principal risk factor which could potentially require an increase in the allowance for loan losses is the potential further deterioration in the residential purchase market in California, particularly in Southern California.

  REI. The Company's REI decreased $78.4 million or 25% to $234.9 million at December 31, 1995 from $313.3 million at December 31, 1994. The allowance for losses on REI was $283.7 million or 54.7% of gross REI at December 31, 1995, compared to $333.8 million or 51.6% of gross REI at December 31, 1994. The decline in net REI was primarily due to the continued development and sale of ongoing residential projects and the sale of five commercial development projects. In addition, the provision for losses for 1995 totaled $49.7 million, which included a $40.0 million charge during the third quarter of 1995 due largely to a deterioration in the value of a commercial REI project in California.

  The following table presents the Company's REI by type and state at December 31, 1995:

                                              GROSS    ALLOWANCE FOR    NET
                                            BOOK VALUE    LOSSES     BOOK VALUE
                                            ---------- ------------- ----------
                                                      (IN THOUSANDS)
Residential REI:
 California................................  $ 53,717    $ 32,493     $ 21,224
 Maryland..................................    47,973      21,483       26,490
                                             --------    --------     --------
                                              101,690      53,976       47,714
Commercial and industrial REI and
 undeveloped land..........................   416,913     229,772      187,141
                                             --------    --------     --------
Total REI..................................  $518,603    $283,748     $234,855
                                             ========    ========     ========

  The Company intends to continue its withdrawal from real estate development activities. Although the Company does not intend to acquire new properties, it intends to develop, hold and/or sell its current properties depending on economic conditions. The Company has certain projects with long-term holding and development periods. Plans are underway for the sale of several other properties in 1996. No new projects have been initiated since 1990.

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

LIQUIDITY AND CAPITAL RESOURCES

  Liquidity consists of cash, cash equivalents and certain marketable securities which are not committed, pledged or required to liquidate specific liabilities. The liquidity portfolio, totaling approximately $2.4 billion at

December 31, 1995, increased $227.9 million or 11% from December 31, 1994. The increase is primarily due to MBS sales of $2.9 billion, a net increase in borrowings of $3.1 billion and the creation of $1.4 billion of liquid-qualifying MBS, substantially offset by a net decrease of $6.4 billion in deposits. Regulations of the Office of Thrift Supervision ("OTS") require each savings institution to maintain, for each calendar month, an average daily balance of liquid assets equal to at least 5% of the average daily balance of its net withdrawable accounts plus short-term borrowings during the preceding calendar month. OTS regulations also require each savings institution to maintain, for each calendar month, an average daily balance of short-term liquid assets (generally those having maturities of 12 months or less) equal to at least 1% of the average daily balance of its net withdrawable accounts plus short-term borrowings during the preceding calendar month. For December 1995 the average liquidity and average short-term liquidity ratios of Home Savings were 5.24% and 1.63%, respectively.

  Sources of additional liquidity consist primarily of positive cash flows generated from operations, the collection of principal payments and prepayments on loans and MBS and increases in deposits. Positive cash flows are also generated through the sale of MBS, loans and other assets for cash. Sources of liquidity may also include borrowings from the FHLB, commercial paper and public debt issuances, borrowings under reverse repurchase agreements, commercial bank lines of credit and, under certain conditions, direct borrowings from the Federal Reserve System. The principal sources of cash inflows during 1995 were principal payments and prepayments on loans and MBS, proceeds from borrowings and proceeds from sales of loans and MBS.

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

  Loans Receivable. During 1995, the Company's primary use of cash, excluding the New York sale, was to fund $6.1 billion of internally generated mortgage loans. Gross loan originations in 1995 of $6.5 billion included $4.3 billion of COFI ARMs with an average factor of 272 basis points above COFI, $581.1 million of Treasury ARMs, $1.5 billion of fixed rate loans originated for sale and $35.5 million of consumer loans. Loans receivable totaled $31.3 billion at December 31, 1995, a decrease of $4.7 billion or 13% during 1995, primarily due to the securitization of $7.4 billion in ARM loans. Principal payments on loans were $1.7 billion in 1995, representing a decrease of $1.2 billion or 40% from $2.9 billion in 1994. For additional information see "Financial Condition--Liquidity and Capital Resources--MBS."

  During 1995 the Company sold loans, primarily fixed rate, totaling $1.4 billion. The Company designates certain loans as available for sale, including most of its fixed rate originations. At December 31, 1995 the Company had $981.9 million of loans available for sale. The loans designated for sale include $715.0 million in COFI ARMs, $157.7 million of Treasury ARMs and $109.2 million of fixed rate loans.

  At December 31, 1995 the Company was committed to fund mortgage loans totaling $471.6 million, of which $262.6 million or 56% were COFI ARMs, $51.2 million or 11% were Treasury ARMs and $157.8 million or 33% were fixed rate loans. The Company expects to fund such loans from its liquidity sources.

  MBS. During 1995 the Company sold $2.9 billion of MBS available for sale, comprised of $2.2 billion of ARM MBS and $706.1 million of fixed rate MBS. Such sales included $2.1 billion of ARM MBS and $212.4 million of fixed rate MBS sold to fund the New York sale. As a part of the funding of the New York sale, the Company sold $464.6 million in fixed rate MBS and $38.7 million in ARM MBS originally classified as held to maturity which was necessary in order for the Company to maintain its interest rate risk position as it existed prior to the funding transactions related to this major disposition as permitted by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

  During the fourth quarter of 1995, the Financial Accounting Standards Board ("FASB") provided a one-time opportunity for institutions to reclassify securities from the "held to maturity" designation to the "available for sale" designation. Such reclassification was permitted, in a single transaction, during the period November 15, 1995 through December 31, 1995. The Company reclassified $10.3 billion of MBS, with an unrealized gain of $32.0 million, during this time period. At December 31, 1995 the Company had $10.3 billion of MBS available for sale.

  In May 1995 the Company securitized $6.4 billion of COFI ARMs into Federal Home Loan Mortgage Corporation collateralized mortgage obligations. An additional $1.0 billion of ARMs were securitized into mortgage pass-through securities during the first quarter of 1995. These MBS increase the Company's access to less expensive collateralized borrowings.

  Deposits. Savings deposits were $34.2 billion at December 31, 1995, a decrease of $6.4 billion or 16% during 1995, primarily reflecting deposits sold of $8.1 billion in the New York sale, partially offset by deposits purchased of $1.3 billion and a net deposit inflow of $413.6 million. The net deposit inflow reflects the Company's strategy to increase certain term deposit accounts by offering market competitive interest rates on such deposits and reduce certain higher costing borrowings.

  On June 16, 1995, the Company completed the purchase of $1.2 billion in deposits from Household Bank, FSB for a deposit premium of approximately 4%. As a result of this purchase, the Company acquired 52 retail branches in Southern California of which 16 were consolidated with existing Home Savings branches. The Company also purchased deposits totaling $64.3 million from three other California financial institutions, for an average deposit premium of approximately 2% during 1995. The Company intends to continue consideration of branch purchases and sales as opportunities to consolidate the Company's presence in its key strategic markets. At December 31, 1995, 77%, 13%, 9% and 1% of the Company's total deposits were in California, Florida, Texas and Arizona, respectively, compared to 62%, 20%, 11% and 7%, in California, New York, Florida and Texas, respectively, at December 31, 1994.

  Borrowings. Borrowings totaled $12.2 billion at December 31, 1995, an increase of $3.0 billion or 33% from $9.2 billion at December 31, 1994, reflecting increases in short-term borrowings of $1.1 billion and FHLB and other borrowings of $1.9 billion. The increase in short-term borrowings was primarily due to the funding strategy related to the New York sale. The funding strategy was fully incorporated into the Company's asset/liability management process and will be fully implemented into the longer-term strategy of extending repricing duration of the Company's interest-costing liabilities. The Company's long-term strategy is to gradually return to a risk profile not materially different from the risk profile in place prior to the New York sale.

  In August 1995, the Company fully paid a maturing note which had an outstanding balance of $79.9 million and an effective interest rate of 8.38%. In September 1995, the Company redeemed $72.5 million of 10 1/4% Subordinated Notes at par. In December 1995, the Company fully paid two maturing notes, one of which had an outstanding balance of $400.0 million and an effective interest rate of 5.75%, with the other note having an outstanding balance of $15.0 million and a contract interest rate of 7.22%.

  In 1995, the Company had four issuances of medium term notes totaling $160 million. The notes will mature in three to seven years and have a weighted average interest rate of 7.11%. Such borrowings are being used for general corporate purposes.

  Capital. Stockholders' equity totaled $3.1 billion at December 31, 1995, an increase of $92.3 million or 3% from December 31, 1994. The increase is primarily due to net earnings of $216.2 million and an increase of $72.5 million to the net unrealized gain on securities available for sale. The net unrealized gain on securities available for sale at December 31, 1995 was $20.1 million. These increases to stockholders' equity were partially offset by dividends paid to common and preferred stockholders of $153.6 million and payments of $62.6 million to purchase 2.4 million shares of the Company's common stock.

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

  Under OTS regulations which implement the "prompt corrective action" system mandated by the Federal Deposit Insurance Corporation Improvement Act, an institution is well capitalized if its ratio of total capital to risk-weighted assets is 10% or more, its ratio of core capital to risk-based assets is 6% or more, its ratio of core capital to total assets is 5% or more and it is not subject to any written agreement, order or directive to meet a specified capital level. At December 31, 1995 Home Savings exceeded these standards.

  Home Savings is in compliance with the OTS regulations. The following table shows the capital amounts and ratios of Home Savings at December 31, 1995:

                                                                BALANCE   RATIO
                                                               ---------- -----
                                                                 (DOLLARS IN
                                                                  THOUSANDS)
Tangible capital (to adjusted total assets)................... $2,953,273  5.90%
Core capital (to adjusted total assets).......................  2,958,611  5.91
Core capital (to risk-weighted assets) .......................  2,958,611  9.48
Risk-based capital............................................  3,878,554 12.43

  The regulatory capital requirements applicable to Home Savings are continuing to become more stringent as the amount of Home Savings' investment in real estate investment subsidiaries includable in capital will be phased out through July 1, 1996. Home Savings currently meets the requirements of the OTS assuming the present application of the full phase-out provisions. At December 31, 1995 the capital ratios computed on this more stringent, "fully phased-in" basis were 5.88% for tangible capital (to adjusted total assets), 5.89% for core capital (to adjusted total assets), 9.44% for core capital (to risk-weighted assets) and 12.39% for risk-based capital.

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

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123

  In October 1995 the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 provides a choice of accounting methods and requires additional disclosures for stock-based employee compensation plans. SFAS No. 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument. However, it also allows the continued use of the intrinsic value based method of accounting as prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." Regardless of the method used to account for stock-based compensation, SFAS No. 123 requires all financial statements to include the fair value of such compensation and certain other disclosures. SFAS No. 123 must be adopted for financial statements for fiscal years beginning after December 15, 1995. The Company plans to continue accounting for stock-based employee compensation plans in accordance with APB No. 25 and will disclose certain fair value information as prescribed by SFAS No. 123.

SUBSEQUENT EVENT

  In March 1996, the Company redeemed at par approximately $250 million of 10.5% subordinated debt due in June 1997.

RECAPITALIZATION OF THE SAVINGS ASSOCIATION INSURANCE FUND

  Home Savings is a BIF member institution. Home Savings' deposits are treated in part as SAIF-insured and in part as BIF-insured. The BIF and the SAIF are both administered by the FDIC. During 1995, Home Savings paid deposit insurance premiums to the SAIF on its SAIF deposits and to the BIF on its BIF deposits.

  The reserves of the BIF have reached the statutorily designated reserve ratio ("DRR"), defined as the ratio of the fund's net worth to the amount of its total insured deposit liabilities, of 1.25%. The lowest deposit insurance assessment rate for BIF deposits has therefore been reduced to $2,000 per institution per year. The reserves of the SAIF have not reached its DRR of 1.25%. The lowest deposit insurance assessment rate for SAIF deposits therefore remains 0.23% of covered deposits.

  The difference between BIF and SAIF assessment rates provides institutions whose deposits are exclusively or primarily BIF-insured, such as most commercial banks, a competitive advantage over institutions whose deposits are primarily SAIF-insured, such as Home Savings. In order to eliminate the difference between BIF and SAIF assessment rates, Congress adopted a proposal to recapitalize SAIF to its DRR by means of a special one-time assessment on SAIF-insured deposits. The proposal, however, was included as part of the Congressional balanced budget program which was vetoed by President Clinton and therefore has not been implemented. Congress continues to consider the recapitalization of SAIF although the Company cannot predict whether or when a recapitalization will be effected. If a recapitalization of SAIF had been effected in 1995 as proposed by means of a special assessment equal to 0.80% of SAIF deposits as of March 31, 1995, Home Savings would have paid a special assessment of approximately $184 million, net of taxes. An assessment of this amount would have had a material effect on the Company's net earnings, but would not have had a material effect on the Company's total assets or liquidity. Such an assessment would also not have materially affected Home Savings' capital ratios and Home Savings would still have been considered well-capitalized.

  For additional information regarding SAIF, see "Business--Regulation-- Deposit Insurance" and "--Proposed Legislation."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  See the Index included on page 56 and the Financial Statements which begin on page F-2.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          DIRECTOR
            NAME                               POSITION                       AGE   SINCE
          --------                             --------                       ---   -----
   William H. Ahmanson    Director                                            70    1954
   Byron Allumbaugh       Director                                            64    1987
   Anne-Drue M. Anderson* Executive Vice President and Treasurer              35     --
   Harold A. Black        Director                                            50    1995
   Richard M. Bressler    Director                                            65    1987
   David R. Carpenter     Director                                            57    1995
   Fredric J. Forster*    Director, President and Chief Operating Officer     51    1995
   George G. Gregory*     Executive Vice President                            63     --
   Madeleine A. Kleiner*  Executive Vice President, General Counsel and
                           Secretary                                          44     --
   E. Nancy Markle*       Executive Vice President                            54     --
   Phillip D. Matthews    Director                                            57    1995
   George Miranda*        First Vice President and
                           Principal Accounting Officer                       48     --
   Richard L. Nolan       Director                                            55    1995
   Delia M. Reyes         Director                                            54    1992
   Charles R. Rinehart*   Chairman of the Board and
                           Chief Executive Officer                            49    1990
   Frank M. Sanchez       Director                                            52    1995
   Elizabeth A. Sanders   Director                                            50    1990
   Arthur W. Schmutz      Director                                            74    1993
   William D. Schulte     Director                                            63    1991
   Kevin M. Twomey*       Senior Executive Vice President and Chief Financial
                           Officer                                            49     --

--------
* Executive Officers. Messrs. Gregory, Miranda and Rinehart have been employed as officers of Ahmanson and/or one of its affiliate companies for more than five years.

  William H. Ahmanson is a Trustee of The Ahmanson Foundation. He served as Chairman of the Board of Ahmanson for more than five years prior to his retirement in 1987.

  Mr. Allumbaugh is Chairman of the Board of Ralphs Grocery Company, a Los Angeles-based supermarket company. Mr. Allumbaugh also serves as a director of El Paso Natural Gas Company and Ultramar Corp.

  Ms. Anderson joined Ahmanson as First Vice President and Treasurer in September 1993 and became Executive Vice President in March 1995. From April 1993 until joining Ahmanson, Ms. Anderson was Bank and Thrift Strategist at First Boston Corporation. From September 1989 to February 1993 she was Senior Vice President and Treasurer at First Gibraltar Bank.

  Mr. Black is the James F. Smith Professor of Financial Institutions at the College of Business Administration at the University of Tennessee, Knoxville.

  Mr. Bressler is a retired Chairman of the Board of Plum Creek Management Company, a manufacturer of lumber and wood products, and a retired Chairman of the Board of El Paso Natural Gas Company, a natural resources company. Mr. Bressler also serves as a director of General Mills, Inc. and Rockwell International Corporation.

  Mr. Carpenter is a retired Chairman and Chief Executive Officer of Transamerica Occidental Life Insurance Company and Executive Vice President of the parent company, Transamerica Corporation. Mr. Carpenter is the Chairman of UniHealth and a director of PacifiCare.

  Mr. Forster joined Ahmanson as Senior Executive Vice President in February 1993, became Chief Operating Officer of Ahmanson in November 1993 and became President in March 1995. Prior to joining Ahmanson, Mr. Forster was President of ITT Federal Bank.

  Ms. Kleiner joined Ahmanson as Executive Vice President, General Counsel and Secretary in May 1995. From 1977 until joining Ahmanson, Ms. Kleiner was with the law firm of Gibson, Dunn & Crutcher where she was a partner since 1983.

  Ms. Markle joined Home Savings of America, FSB as First Vice President in July 1994 and became Executive Vice President in July 1995. Prior to joining Home Savings of America, Ms. Markle served as President of Information Technology Consultants since 1987.

  Mr. Matthews is Chairman of the Board of Wolverine World Wide, Inc., a NYSE footwear company, and Chairman and part owner of Reliable Company. Mr. Matthews also serves as a director of Bell Sports and Panda Management Company.

  Mr. Nolan is the M.B.A. Class of 1942 Professor of Business Administration at the Graduate School of Business Administration at Harvard University. Mr. Nolan also serves as a director of Xcellenet Inc.

  Ms. Reyes is President and Chief Executive Officer of Reyes Consulting Group, a market research and consulting firm.

  Mr. Sanchez is an owner and operator of eight McDonald's franchises. Mr. Sanchez is also a director of the Los Angeles Chamber of Commerce, the Los Angeles Amateur Athletic Foundation and California State University at Los Angeles foundation.

  Ms. Sanders is a business consultant. Ms. Sanders also serves as a director of Flagstar Companies Inc.,Wal-Mart Stores, Inc. and Wolverine World Wide, Inc.

  Mr. Schmutz is a retired partner of Gibson, Dunn & Crutcher, a law firm. Mr. Schmutz also serves as a director of Ducommum Incorporated.

  Mr. Schulte is a retired Vice Chairman of KPMG Peat Marwick LLP, a firm of independent certified public accountants. Mr. Schulte also serves as a director of Santa Anita Operating Company, Santa Anita Realty Enterprises, Inc. and Vastar Resources, Inc.

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

  No directors or executive officers of Ahmanson are related.

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

  To Ahmanson's knowledge, based solely upon a review of the copies of such forms furnished to Ahmanson and written representations that no other reports were required, during the fiscal year ended December 31, 1995 all Section 16(a) filing requirements applicable to its officers, directors and beneficial owners of more than ten percent of Ahmanson's equity securities were complied with by such persons, except Mr. De Kruif, who was Vice Chairman of the Board until his retirement in May 1995 and who reported one transaction late during 1995.

ITEM 11. EXECUTIVE COMPENSATION

  That portion of Ahmanson's definitive Proxy Statement appearing under the caption "Executive Compensation," to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 1995 and to be used in connection with Ahmanson's Annual Meeting of Stockholders to be held on May 13, 1996 is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  That portion of Ahmanson's definitive Proxy Statement appearing under the captions "Principal Holders of Ahmanson Common Stock" and "Security Ownership of Management," to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 1995 and to be used in connection with Ahmanson's Annual Meeting of Stockholders to be held on May 13, 1996 is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  That portion of Ahmanson's definitive Proxy Statement appearing under the caption "Executive Compensation--Certain Transactions," to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 1995 and to be used in connection with Ahmanson's Annual Meeting of Stockholders to be held on May 13, 1996 is hereby incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                   EXHIBITS*

 EXHIBIT
 NUMBERS
 --------
  3.1     Certificate of Incorporation of H. F. Ahmanson & Company, as amended (Exhibit 3.1 to Form 10-K for year ended December 31, 1991).
  3.2     By-Laws of H. F. Ahmanson & Company, as amended (Exhibit 3.2 to Form 10-Q for quarter ended June 30, 1994).
  3.3     Certificate of Designations dated August 12, 1988 (Exhibit 3.1.2 to Form 10-Q for quarter ended September 30, 1988).
  3.4     Certificate of Designations dated August 29, 1991 (Exhibit 4 to Form 10-Q for quarter ended September 30, 1991).
  3.5     Certificate of Designations dated February 9, 1993 (Exhibit 3.5 to Form 10-K for year ended December 31, 1992).
  3.6     Certificate of Designations dated July 30, 1993 (Exhibit 4.1 to Form 8-K for the event on July 29, 1993).
  4.1     Reference is made to Exhibits 3.1 and 3.2
  4.2     Copies of instruments defining the rights of holders of long-term debt of H. F.
          Ahmanson & Company or any of its subsidiaries are, under Item 601(b)(4)(iii)(A)
          of Regulation S-K, not required to be filed, but will be filed upon request of the Commission.
  4.3     Rights Agreement, dated July 26, 1988, between H. F. Ahmanson & Company and Union
          Bank (Exhibit 4.3 to Form 8-K dated July 26, 1988).
Management Contracts and Compensatory Plans and Arrangements (Exhibits 10.2.2-10.19)
 10.2.2   H. F. Ahmanson & Company 1979 Long-Term Management Performance Plan as amended
          (Exhibit 19.1 to Form 10-Q for quarter ended June 30, 1985).
 10.2.3   H. F. Ahmanson & Company 1984 Stock Incentive Plan (Exhibit 10.2.3 to Form 10-K
          for year ended December 31, 1984).
 10.2.3.1 Amendment to H. F. Ahmanson & Company 1984 Stock Incentive Plan (Exhibit 10.2.3.1
          to Form 10-K for year ended December 31, 1989).
 10.2.4   H. F. Ahmanson & Company 1993 Stock Incentive Plan (Exhibit 10.2.4 to Form 10-K
          for year ended December 31, 1993).
 10.6.1   Employment Agreement, dated March 1, 1975, between H. F. Ahmanson & Company and
          Robert M. De Kruif (Exhibit 6 to Form 10-K for year ended December 31, 1975).
 10.6.6   Amendment to Agreement, dated September 16, 1985, between H. F. Ahmanson &
          Company and Robert M. De Kruif (Exhibit 10.6.6 to Form 10-K for year ended
          December 31, 1985).
 10.6.8   Amendment to Agreement, dated January 26, 1988, between H. F. Ahmanson & Company and Robert M. De Kruif (Exhibit 10.6.8 to Form 10-K for year ended December 31,
          1987).
 10.6.10  Agreement, dated November 1, 1995, between H. F. Ahmanson & Company and Robert M.
          De Kruif.
 10.8.1   Employment Agreement, dated December 1, 1989, between H. F. Ahmanson & Company and Charles R. Rinehart (Exhibit 10.8.1 to Form 10-K for year ended December 31,
          1989).
 10.9.7.1 Supplemental Executive Retirement Plan of H. F. Ahmanson & Company, as amended and restated.

 EXHIBIT
 UMBERS N
--------
  10.9.8     Executive Medical Reimbursement Plan (Exhibit 10.9.8 to Form 10-K for year ended
             December 31, 1984).
  10.9.8.1   Amendment to Executive Medical Reimbursement Plan adopted March 24, 1987 (Exhibit
             10.9.8.1 to Form 10-K for year ended December 31, 1986).
  10.9.9     Financial Counseling Plan for Executives, as amended (Exhibit 19.6 to Form 10-Q for quarter ended September 30, 1985).
  10.9.9.1   Amendment to Financial Counseling Plan for Executives adopted March 24, 1987
             (reference is made to Exhibit 10.9.8.1 to Form 10-K for year ended December 31,
             1986).
  10.9.11    Outside Director Retirement Plan of H.F. Ahmanson & Company, as amended and restated (Exhibit 19.2 to Form 10-Q for quarter ended June 30, 1991).
  10.9.11.1  First Amendment to Outside Director Retirement Plan of H.F. Ahmanson & Company.
  10.9.18    H. F. Ahmanson & Company Retirement Plan, Sixth Compendium Restatement (Exhibit
             10.9.18 to Form 10-K for year ended December 31, 1991).
  10.9.21    H. F. Ahmanson & Company Griffin Investment Account (Exhibit 10.9.21 to Form 10-K
             for year ended December 31, 1989).
  10.9.21.1  First Amendment to H. F. Ahmanson & Company Griffin Investment Account (Exhibit
             19.2 to Form 10-Q for quarter ended September 30, 1990).
  10.9.25    H. F. Ahmanson & Company 1988 Directors' Stock Incentive Plan, as amended
             (Exhibit 10.9.25 to Form 10-K for year ended December 31, 1989).
  10.9.26    H. F. Ahmanson & Company Executive Short-Term Incentive Plan, as amended (Exhibit
             10.9.26 to Form 10-K for year ended December 31, 1994).
  10.9.27    1989 Contingent Deferred Compensation Plan of H. F. Ahmanson & Company (Exhibit
             19.4 to Form 10-Q for quarter ended June 30, 1991).
  10.9.27.1  First Amendment to 1989 Contingent Deferred Compensation Plan of H.F. Ahmanson &
             Company.
  10.9.28    Outside Directors' Elective Deferred Compensation Plan of H. F. Ahmanson &
             Company (Exhibit 19.5 to Form 10-Q for quarter ended June 30, 1991).
  10.9.28.1  First Amendment to Outside Directors' Elective Deferred Compensation Plan of H.
             F. Ahmanson & Company.
  10.9.29    Elective Deferred Compensation Plan of H. F. Ahmanson & Company (Exhibit 19.6 to
             Form 10-Q for quarter ended June 30, 1991).
  10.9.29.1  First Amendment to Elective Deferred Compensation Plan of H. F. Ahmanson &
             Company.
  10.9.30    Executive Life Insurance Plan of H. F. Ahmanson & Company (Exhibit 10.9.30 to
             Form 10-K for year ended December 31, 1989).
  10.9.30.1  First Amendment to Executive Life Insurance Plan of H. F. Ahmanson & Company.
  10.9.31    H. F. Ahmanson & Company Supplemental Long Term Disability Plan (Exhibit 10.9.31
             to Form 10-K for year ended December 31, 1989).
  10.13      Amended Form of Indemnity Agreement between H. F. Ahmanson & Company and certain directors and officers (Exhibit 10.13 to Form 10-K for year ended December 31,
             1989).
  10.13.1    Directors and executive officers with whom H. F. Ahmanson & Company has entered into an Indemnity Agreement.
  10.15      Form of Employment Agreement between H. F. Ahmanson & Company and certain officers (Exhibit 10.15 to Form 10-K for year ended December 31, 1989).
  10.16      H. F. Ahmanson & Company Executive Long-Term Incentive Plan (Exhibit 10.16 to
             Form 10-K for year ended December 31, 1993).

 EXHIBIT
 NUMBERS
--------
  10.17.1   Senior Supplemental Executive Retirement Plan of H. F. Ahmanson & Company, as amended and restated.
  10.18.1   Senior Executive Life Insurance Plan of H. F. Ahmanson & Company, as amended and restated.
  10.19     H. F. Ahmanson & Company 1996 Nonemployee Directors' Stock Incentive Plan.
  21        Subsidiaries of H. F. Ahmanson & Company.
  23        Independent Auditors' Consent.
  27        Financial Data Schedule.

--------
* Exhibits followed by a parenthetical reference are incorporated by reference herein from the documents described therein. Documents filed prior to May 1985 were filed by H. F. Ahmanson & Company, a California corporation, Commission File No. 1-7108.

                             FINANCIAL STATEMENTS

  See the Index included on page 56 and the Financial Statements which begin on page F-2.

                              REPORTS ON FORM 8-K

  The Registrant filed with the Commission a Current Report on Form 8-K dated September 22, 1995 with respect to the consummation of a sale of assets.

  The Registrant filed with the Commission a Current Report on Form 8-K dated October 19, 1995 with respect to its third quarter earnings.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irwindale, State of California, on the 27th day of March 1996.

                                          H. F. AHMANSON & COMPANY

                                          By:      /s/ Kevin M. Twomey
                                             ---------------------------------
                                                       Kevin M. Twomey
                                              Senior Executive Vice President
                                                and Chief Financial Officer


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated below and on the 27th day of March 1996.

                                                 /s/ William H. Ahmanson
                                          _____________________________________
                                                     William H. Ahmanson
                                                          Director

                                                  /s/ Byron Allumbaugh
                                          _____________________________________
                                                      Byron Allumbaugh
                                                          Director

                                                   /s/ Harold A. Black
                                          _____________________________________
                                                       Harold A. Black
                                                          Director

                                                 /s/ Richard M. Bressler
                                          _____________________________________
                                                     Richard M. Bressler
                                                          Director

                                                 /s/ David R. Carpenter
                                          _____________________________________
                                                     David R. Carpenter
                                                          Director

                                                 /s/ Fredric J. Forster
                                          _____________________________________
                                                     Fredric J. Forster
                                                          Director

                                                 /s/ Phillip D. Matthews
                                          _____________________________________
                                                     Phillip D. Matthews
                                                          Director

                                                  /s/ Richard L. Nolan
                                          _____________________________________
                                                      Richard L. Nolan
                                                          Director

                                                   /s/ Delia M. Reyes
                                          _____________________________________
                                                       Delia M. Reyes
                                                          Director

                                                 /s/ Charles R. Rinehart
                                          _____________________________________
                                                     Charles R. Rinehart
                                                          Director
                                                 Principal Executive Officer

                                                  /s/ Frank M. Sanchez
                                          _____________________________________
                                                      Frank M. Sanchez
                                                          Director

                                                 /s/
                                          _____________________________________
                                                     Elizabeth A. Sanders
                                                          Director

                                                  /s/ Arthur W. Schmutz
                                          _____________________________________
                                                      Arthur W. Schmutz
                                                          Director

                                                 /s/ William D. Schulte
                                          _____________________________________
                                                     William D. Schulte
                                                          Director

                                                   /s/ Kevin M. Twomey
                                          _____________________________________
                                                       Kevin M. Twomey
                                                  Principal Financial Officer

                                                   /s/ George Miranda
                                          _____________________________________
                                                      George Miranda
                                               Principal Accounting Officer

                         INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Independent Auditors' Report.............................................. F-1
H. F. Ahmanson & Company and Subsidiaries (Consolidated):
  Consolidated Statements of Financial Condition as of December 31, 1995
   and 1994............................................................... F-2
  Consolidated Statements of Operations for the years ended December 31,
   1995, 1994 and 1993.................................................... F-3
  Consolidated Statements of Stockholders' Equity for the years ended
   December 31, 1995, 1994 and 1993....................................... F-4
  Consolidated Statements of Cash Flows for the years ended December 31,
   1995, 1994 and 1993.................................................... F-5
  Notes to Consolidated Financial Statements.............................. F-6

  All supplemental schedules are omitted as inapplicable or because the required information is included in the financial statements or notes thereto.

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
H. F. Ahmanson & Company:

  We have audited the accompanying consolidated statements of financial condition of H. F. Ahmanson & Company and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of H. F. Ahmanson & Company and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

  As discussed in Note 1 to the Consolidated Financial Statements, the Company changed its method of accounting for goodwill in 1995.

                                              KPMG PEAT MARWICK LLP

Los Angeles, California
January 23, 1996

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 1995 AND 1994
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                   ASSETS
                                                         1995         1994
                                                      -----------  -----------
Cash and amounts due from banks.....................  $   752,878  $   782,678
Securities purchased under agreements to resell.....      381,000      952,000
Other short-term investments........................       13,278      311,942
                                                      -----------  -----------
       Total cash and cash equivalents..............    1,147,156    2,046,620
Other investment securities held to maturity [market
 value $2,484 (1995) and $270,187 (1994)]...........        2,448      276,945
Other investment securities available for sale
 [amortized cost $9,327 (1995) and $10,670 (1994)]..        9,908       10,117
Investment in stock of Federal Home Loan Bank
 (FHLB), at cost....................................      485,938      439,891
Mortgage-backed securities (MBS) held to maturity
 [market value $5,965,045 (1995) and $10,013,827
 (1994)]............................................    5,825,276   10,339,864
MBS available for sale [amortized cost $10,293,537
 (1995) and $2,539,504 (1994)]......................   10,326,866    2,449,556
Loans receivable less allowance for losses of
 $380,886 (1995) and $400,232 (1994)................   30,273,514   35,992,566
Loans held for sale [market value $992,550 (1995)
 and $9,192 (1994)].................................      981,865        9,179
Accrued interest receivable.........................      228,111      212,947
Real estate held for development and investment
 (REI) less allowance for losses of $283,748 (1995)
 and $333,825 (1994)................................      234,855      313,316
Real estate owned held for sale (REO) less allowance
 for losses of $38,080 (1995) and $44,726 (1994)....      225,566      161,948
Premises and equipment..............................      410,947      614,817
Goodwill and other intangible assets................      147,974      468,542
Other assets........................................      229,162      293,259
Income taxes........................................          --        97,226
                                                      -----------  -----------
                                                      $50,529,586  $53,726,793
                                                      ===========  ===========
                                LIABILITIES
Deposits............................................  $34,244,481  $40,655,016
Short-term borrowings under agreements to repurchase
 securities sold....................................    3,519,311    2,253,805
Other short-term borrowings.........................          --       100,000
FHLB and other borrowings...........................    8,717,117    6,822,280
Other liabilities...................................      873,313      931,091
Income taxes........................................      118,442          --
                                                      -----------  -----------
       Total liabilities............................   47,472,664   50,762,192
                                                      -----------  -----------
                            STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; authorized
 10,000,000 shares:
 9.60% Series B, outstanding 3,500,000 shares;
  liquidation preference $175,000...................           35           35
 8.40% Series C, outstanding 780,000 shares;
  liquidation preference $195,000...................            8            8
 6% Cumulative Convertible Series D, outstanding
  575,000 shares; liquidation preference $287,500...            6            6
Common stock, $.01 par value; authorized 220,000,000
 shares:
  Outstanding 115,610,077 shares (1995) and
    117,113,231 shares (1994) after deducting
    2,785,214 shares (1995) and 307,295 shares
    (1994) in treasury..............................        1,156        1,171
Additional paid-in capital..........................    1,192,097    1,235,788
Net unrealized gain (loss) on securities available
 for sale, net of taxes.............................       20,090      (52,440)
Retained earnings...................................    1,843,704    1,781,093
                                                      -----------  -----------
                                                        3,057,096    2,965,661
Unearned compensation...............................         (174)      (1,060)
                                                      -----------  -----------
       Total stockholders' equity...................    3,056,922    2,964,601
                                                      -----------  -----------
                                                      $50,529,586  $53,726,793
                                                      ===========  ===========

                See Notes to Consolidated Financial Statements.

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                1995        1994        1993
                                             ----------  ----------  ----------
Interest income:
  Interest on loans........................  $2,405,820  $2,265,050  $2,623,139
  Interest on MBS..........................   1,158,077     686,390     278,908
  Interest and dividends on investments....     135,194     143,935     101,375
                                             ----------  ----------  ----------
    Total interest income..................   3,699,091   3,095,375   3,003,422
                                             ----------  ----------  ----------
Interest expense:
  Deposits.................................   1,835,590   1,291,893   1,301,063
  Short-term borrowings....................     197,437     182,721     112,171
  FHLB and other borrowings................     439,309     323,840     253,116
                                             ----------  ----------  ----------
    Total interest expense.................   2,472,336   1,798,454   1,666,350
                                             ----------  ----------  ----------
    Net interest income....................   1,226,755   1,296,921   1,337,072
Provision for loan losses..................     119,111     176,557     574,970
                                             ----------  ----------  ----------
    Net interest income after provision for
     loan losses...........................   1,107,644   1,120,364     762,102
                                             ----------  ----------  ----------
Other income:
  Gain on sales of MBS.....................      11,919       4,868      21,007
  Gain (loss) on sales of loans............       5,364     (21,036)     80,037
  Loan servicing income....................      60,490      74,441      58,854
  Other fee income.........................     103,626     110,368     115,207
  Gain on sales of retail deposit branch
   systems.................................     514,671      77,901         --
  Gain on sales of investment securities...         187         202         --
  Other operating income...................       2,152      13,612      42,723
                                             ----------  ----------  ----------
                                                698,409     260,356     317,828
                                             ----------  ----------  ----------
Other expenses:
  Compensation and other employee expenses.     378,851     340,645     352,945
  Occupancy expenses.......................     148,250     132,282     139,107
  Federal deposit insurance premiums and
   assessments.............................      86,909     105,238      88,403
  Other general and administrative
   expenses................................     204,569     180,395     238,948
                                             ----------  ----------  ----------
    Total general and administrative
     expenses..............................     818,579     758,560     819,403
  Operations of REI........................      49,481      97,644     229,300
  Operations of REO........................      86,788      86,011     212,130
  Amortization of goodwill and other
   intangible assets.......................      26,559      27,835      39,163
                                             ----------  ----------  ----------
                                                981,407     970,050   1,299,996
                                             ----------  ----------  ----------
Earnings (loss) before provision for income
 taxes (benefit), extraordinary loss and
 cumulative effect of accounting change....     824,646     410,670    (220,066)
Provision for income taxes (benefit).......     373,700     173,312     (82,034)
                                             ----------  ----------  ----------
Earnings (loss) before extraordinary loss
 and cumulative effect of accounting
 change....................................     450,946     237,358    (138,032)
Extraordinary loss on early extinguishment
 of debt (net of applicable income tax
 benefit of $16,300).......................         --          --      (21,607)
Cumulative effect of change in accounting
 for goodwill..............................    (234,742)        --          --
                                             ----------  ----------  ----------
Net earnings (loss)........................  $  216,204  $  237,358  $ (159,639)
                                             ==========  ==========  ==========
Earnings (loss) per common share--primary:
  Earnings (loss) before extraordinary loss
  and cumulative effect of accounting
  change...................................  $     3.39  $     1.59  $    (1.51)
  Extraordinary loss on early
   extinguishment of debt..................        --          --        (0.18)
  Cumulative effect of change in accounting
   for goodwill............................       (1.99)        --          --
                                             ----------  ----------  ----------
  Net earnings (loss)......................  $     1.40  $     1.59  $    (1.69)
                                             ==========  ==========  ==========
Earnings (loss) per common share--fully
diluted:
  Earnings (loss) before extraordinary loss
   and cumulative effect of accounting
   change..................................  $     3.20  $     1.58  $    (1.51)
  Extraordinary loss on early
   extinguishment of debt..................         --          --        (0.18)
  Cumulative effect of change in accounting
   for goodwill............................       (1.80)        --          --
                                             ----------  ----------  ----------
  Net earnings (loss)......................  $     1.40  $     1.58  $    (1.69)
                                             ==========  ==========  ==========

                See Notes to Consolidated Financial Statements.

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                        NET
                                                                    UNREALIZED
                                                        ADDITIONAL  GAIN (LOSS)
                                      PREFERRED COMMON   PAID-IN        ON       RETAINED     UNEARNED
                            TOTAL       STOCK   STOCK    CAPITAL    SECURITIES   EARNINGS   COMPENSATION
                          ----------  --------- ------  ----------  ----------- ----------  ------------
BALANCE, DECEMBER 31,
1992....................  $2,745,644     $35    $1,166  $  758,115   $    --    $1,994,885    $(8,557)
Net loss................    (159,639)    --        --          --         --      (159,639)       --
Dividends on Common
 Stock ($0.88 per
 share).................    (102,804)    --        --          --         --      (102,804)       --
Dividends on Preferred
 Stock..................     (35,329)    --        --          --         --       (35,329)       --
Issuance of 780,000
 shares of Preferred
 Stock, Series C........     188,403       8       --      188,395        --           --         --
Issuance of 575,000
 shares of Convertible
 Preferred Stock, Series
 D......................     280,732       6       --      280,726        --           --         --
Unrealized gain on
 securities available
 for sale, net of tax
 effect of $16,257......      21,549     --        --          --      21,549          --         --
Restricted stock awards
 granted, net of
 cancellations..........        (323)    --        --         (622)       --           --         299
Unearned compensation
 amortized to expense...       5,578     --        --          --         --           --       5,578
Stock options exercised.       4,051     --          3       4,048        --           --         --
Tax benefits from
 restricted stock awards
 and stock options......       1,169     --        --        1,169        --           --         --
                          ----------     ---    ------  ----------   --------   ----------    -------
BALANCE, DECEMBER 31,
 1993...................   2,949,031      49     1,169   1,231,831     21,549    1,697,113     (2,680)
Net earnings............     237,358     --        --          --         --       237,358        --
Dividends on Common
 Stock ($0.88 per
 share).................    (102,948)    --        --          --         --      (102,948)       --
Dividends on Preferred
 Stock..................     (50,430)    --        --          --         --       (50,430)       --
Unrealized loss on
 securities available
 for sale, net of tax
 effect of $55,799......     (73,989)    --        --          --     (73,989)         --         --
Restricted stock awards
 granted, net of
 cancellations..........        (332)    --        --         (504)       --           --         172
Unearned compensation
 amortized to expense...       1,448     --        --          --         --           --       1,448
Stock options exercised.       3,554     --          2       3,552        --           --         --
Tax benefits from
 restricted stock awards
 and stock options......         909     --        --          909        --           --         --
                          ----------     ---    ------  ----------   --------   ----------    -------
BALANCE, DECEMBER 31,
 1994...................   2,964,601      49     1,171   1,235,788    (52,440)   1,781,093     (1,060)
Net earnings............     216,204     --        --          --         --       216,204        --
Dividends on Common
 Stock ($0.88 per
 share).................    (103,163)    --        --          --         --      (103,163)       --
Dividends on Preferred
 Stock..................     (50,430)    --        --          --         --       (50,430)       --
Unrealized gain on
 securities available
 for sale, net of tax
 effect of $53,360......      72,530     --        --          --      72,530          --         --
Restricted stock awards
 granted, net of
 cancellations..........        (477)    --        --         (446)       --           --         (31)
Unearned compensation
 amortized to expense...         917     --        --          --         --           --         917
Stock options exercised.      16,631     --          9      16,622        --           --         --
Shares repurchased
 (2,439,000 shares).....     (62,595)    --        (24)    (62,571)       --           --         --
Tax benefits from
 restricted stock awards
 and stock options......       2,704     --        --        2,704        --           --         --
                          ----------     ---    ------  ----------   --------   ----------    -------
BALANCE, DECEMBER 31,
 1995...................  $3,056,922     $49    $1,156  $1,192,097   $ 20,090   $1,843,704    $  (174)
                          ==========     ===    ======  ==========   ========   ==========    =======

                See Notes to Consolidated Financial Statements.

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                 (IN THOUSANDS)

                                               1995         1994          1993
                                            -----------  -----------  ------------
Cash flows from operating activities:
  Net earnings (loss).................      $   216,204  $   237,358  $   (159,639)
  Adjustments to reconcile net
   earnings (loss) to net cash provided
   by operating activities:
     Interest capitalized on loans
      (negative amortization).........         (156,367)     (39,031)      (50,625)
     Amortization of deferred loan
      fees and interest...............          (31,768)     (43,103)      (39,174)
     Provision for losses on loans and
      real estate.....................          209,969      301,761       887,957
     Depreciation and amortization....           98,539       86,833       116,402
     Extraordinary loss on early
      extinguishment of debt, net of
      taxes...........................              --           --         21,607
     Cumulative effect of change in
      accounting for goodwill.........          234,742          --            --
     Gain on sales of retail deposit
      branch systems..................         (514,671)     (77,901)          --
     (Increase) decrease in accrued
      interest receivable.............          (15,164)     (46,099)       38,186
     FHLB stock dividends.............          (23,838)     (20,609)      (12,895)
     Cash (gain) loss on sales of
      loans...........................           (9,037)       2,687       (80,037)
     Increase in credit enhancement
      liability.......................            3,673       18,350         6,755
     Cash gain on sales of MBS........          (11,919)      (4,868)      (27,762)
     Cash gain on sales of servicing
      rights..........................              --       (16,798)          --
     Proceeds from sales of loans
      originated for sale.............        1,390,709      562,510     2,397,341
     Loans originated for sale........       (1,330,034)    (350,729)   (2,156,143)
     Loans repurchased from investors.          (72,842)     (74,110)     (266,688)
     Proceeds from loan origination
      fees............................            5,276       20,660        62,842
     Loss on sales of real estate.....            4,754       23,033        71,621
     Provision for deferred income tax
      (benefit).......................           54,192      (25,339)      (37,745)
     Increase (decrease) in other
      liabilities.....................           11,949      119,263      (137,009)
     Other, net.......................           65,005      (60,473)       26,823
                                            -----------  -----------  ------------
      Net cash provided by operating
       activities.....................          129,372      613,395       661,817
                                            -----------  -----------  ------------
Cash flows from investing activities:
  Proceeds from sales of MBS available
   for sale...........................        2,433,462      405,069       932,707
  Proceeds from sales of MBS held to
   maturity...........................          491,100          --            --
  Proceeds from sales of impaired
   loans and credit card portfolio....              --       163,557       989,199
  Proceeds from sales of servicing
   rights.............................              --        16,798           --
  Principal payments on loans.........        1,808,515    2,916,069     4,691,522
  Principal payments on MBS...........        1,282,114    1,180,403       881,894
  Loans originated for investment, net
   of refinances......................       (4,801,436)  (9,228,503)   (8,101,619)
  Loans purchased.....................          (44,590)      (4,748)   (1,062,447)
  MBS purchased.......................             (535)    (585,955)     (802,135)
  Proceeds from maturities of other
   investment securities..............          258,756       56,259         1,730
  Proceeds from sales of other
   investment securities..............           26,519        5,202           --
  Other investment securities
   purchased..........................           (8,546)    (337,571)       (6,052)
  Net (purchases) redemption of FHLB
   stock..............................          (22,209)     (54,890)       48,616
  Proceeds from sales of REI..........          128,416       82,973        86,288
  Proceeds from sales of REO..........          308,284      328,756       453,318
  Net (additions to) sales of premises
   and equipment......................           62,318        1,140       (50,959)
  Additions to REI....................          (51,152)     (47,955)      (83,650)
  Other, net..........................            9,058      115,214        (5,221)
                                            -----------  -----------  ------------
      Net cash provided by (used in)
       investing activities...........        1,880,074   (4,988,182)   (2,026,809)
                                            -----------  -----------  ------------
Cash flows from financing activities:
  Net increase (decrease) in deposits.          413,597    1,418,848    (1,651,128)
  Proceeds from deposits purchased....        1,299,322    2,796,522     1,766,753
  Deposits sold.......................       (7,462,847)  (1,456,947)   (1,370,164)
  Net increase (decrease) in
   borrowings maturing in 90 days or
   less...............................        1,565,506   (2,626,779)    2,530,073
  Proceeds from other borrowings......        4,289,070    4,533,716    16,204,071
  Repayment of other borrowings.......       (2,797,370)  (1,620,703)  (14,871,077)
  Net proceeds from issuance of
   Preferred Stock....................              --           --        469,135
  Common stock purchased for treasury.          (62,595)         --            --
  Dividends to stockholders...........         (153,593)    (153,378)     (138,133)
                                            -----------  -----------  ------------
      Net cash provided by (used in)
       financing activities...........       (2,908,910)   2,891,279     2,939,530
                                            -----------  -----------  ------------
Net increase (decrease) in cash and
 cash equivalents.....................         (899,464)  (1,483,508)    1,574,538
Cash and cash equivalents at beginning
 of year..............................        2,046,620    3,530,128     1,955,590
                                            -----------  -----------  ------------
Cash and cash equivalents at end of
 year................................       $ 1,147,156  $ 2,046,620  $  3,530,128
                                            ===========  ===========  ============
Supplemental cash flow information:
  Interest paid on deposits...........      $ 1,828,836  $ 1,284,749  $  1,294,170
  Interest paid on borrowings.........          556,907      442,815       333,306
  Income tax payments, net of
   (refunds)..........................          208,731      107,327        (1,122)
Non-cash investing activities:
  Loans securitized into MBS..........        7,441,138    7,123,693     3,951,920
  Additions to REO....................          385,770      449,738       633,802
  Loans originated to sell REO........           58,263      103,071       313,090

                See Notes to Consolidated Financial Statements.

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1995, 1994 AND 1993

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation and Basis of Presentation

  H. F. Ahmanson & Company ("Ahmanson") is a holding company whose principal subsidiary, Home Savings of America, FSB ("Home Savings"), is engaged in consumer banking operations. In addition, Ahmanson has other subsidiaries which are engaged primarily in related financial service activities, including loan servicing, securities and insurance brokerage, real estate mortgage origination and residential and commercial real estate development. The accompanying Consolidated Financial Statements include the accounts of Ahmanson and its subsidiaries (the "Company"). All of Ahmanson's subsidiaries are wholly-owned. All material intercompany balances and transactions have been eliminated in consolidation. Certain amounts in prior years' financial statements have been reclassified to conform to the current presentation.

 Use of Estimates in the Preparation of Consolidated Financial Statements

  The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Cash and Cash Equivalents

  For purposes of the Consolidated Statements of Cash Flows, cash and cash equivalents include cash and amounts due from banks, interest-bearing deposits and highly liquid debt instruments purchased with a maturity of three months or less. Cash and cash equivalents are carried at cost.

  Home Savings is required by the Federal Reserve System to maintain non-interest earning cash reserves against certain of its transaction accounts. At December 31, 1995 the required reserves totaled $145.9 million.

 Accounting for Securities

  The Company classifies debt and equity securities, including MBS, into one of three categories: held to maturity, available for sale or trading securities. Securities which the Company has the intent and ability to hold to maturity are recorded at amortized cost. Securities which the Company intends to hold for indefinite periods of time are classified as available for sale and are recorded at fair value, with any unrealized holding gains and losses, net of the tax effect, reported as a separate component of stockholders' equity. Should an other than temporary decline in the credit quality of a security classified as held to maturity or available for sale occur, the carrying value of such security would be written down to fair value by a charge to operations. Trading securities, which are purchased principally to sell in the near term, are recorded at fair value, with any unrealized gains and losses recorded as an adjustment to operations. The Company owned no trading securities during 1995 or 1994.

  During the fourth quarter of 1995, the Financial Accounting Standards Board ("FASB") permitted a one-time opportunity for institutions to reclassify securities from the "held to maturity" designation to "available for sale." The Company reclassified $10.3 billion of MBS during this time period. At December 31, 1995, the unrealized gain on these securities was approximately $32.0 million.

  The Company's portfolio of MBS includes conventional single family mortgage loans originated by the Company and subsequently securitized into private placement mortgage pass-through securities ("MPTs") and through government sponsored enterprises ("GSEs") including Federal National Mortgage Association

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC") and the Government National Mortgage Association ("GNMA"). The Company also purchases collateralized mortgage obligations ("CMOs") and other MBS.

  Interest income on MBS, including the amortization of discounts or premiums, is recognized using the interest method over the estimated lives of the MBS with adjustments based on prepayment experience either faster or slower than originally anticipated.

 Loans Receivable

  The Company is primarily an originator of monthly adjustable rate mortgage loans ("ARMs") for investment in its own loan portfolio. The Company designates certain loans it originates as held for sale, including most fixed rate loans. Loans held for sale are carried at the lower of aggregate cost or market value. The Company has the intent and ability to hold all other loans until maturity. Accordingly, these other loans are carried at cost, adjusted for unamortized discounts and loan fees.

  The Company reviews loans for impairment in accordance with Statement of Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," effective January 1, 1993, as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures." SFAS No. 114 does not apply to large groups of smaller balance homogeneous loans that are collectively evaluated for impairment. For the Company, loans collectively reviewed for impairment include all single family loans and multi-family and commercial and industrial real estate loans ("major loans") under $2 million, excluding loans which are individually reviewed based on specific criteria, such as delinquency, debt coverage, LTV ratio and condition of collateral property. The Company's impaired loans within the scope of SFAS No. 114 include nonaccrual major loans (excluding those collectively reviewed for impairment), troubled debt restructurings ("TDRs"), and performing major loans and major loans less than 90 days delinquent ("other impaired major loans") which the Company believes will be collected in full, but which the Company believes it is probable will not be collected in accordance with the contractual terms of the loans.

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

  The Company bases the measurement of loan impairment on the fair value of the loans' collateral properties. Impairment losses are included in the allowance for loan losses through a charge to provision for loan losses. Adjustments to impairment losses due to changes in the fair value of impaired loans' collateral properties are included in provision for loan losses. Upon disposition of an impaired loan, any related valuation allowance is charged off from the allowance for loan losses.

 Loan Fees

  Loan fees charged to borrowers together with certain direct costs of loan origination are deferred and amortized as an adjustment to the yield (interest income) on loans over their lives using the interest method.

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

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

 Loan and MBS Sales and Servicing Activities

  When loans or MBS are sold, a gain or loss is recognized to the extent that the sales proceeds differ from the net carrying value of the loans or MBS. In transactions that involve sales of loans or MBS that are backed by loans originated by the Company, the Company generally continues to collect payments on the loans as they become due and otherwise to service the loans.

  The Company pays the purchaser a negotiated interest rate, which may be different from the interest rate that the borrower pays. The difference, if any (the excess servicing fee receivable "ESFR"), is retained by the Company and a normal servicing fee is recognized as income over the estimated life of the loan. The ESFR on sales of loans and MBS is computed with highly conservative assumptions. Thus, any gain or loss recorded is determined primarily by the cash amount received, less estimated liability under credit enhancements provided by the Company, if any. The ESFR is amortized using the interest method over the estimated lives of the loans, with adjustments based on actual prepayment experience. The amortization of ESFR is included in "Loan servicing income" in the Consolidated Statements of Operations.

  The Company adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights, an Amendment to FASB No. 65," effective April 1, 1995. In accordance with SFAS No. 122, the Company capitalizes mortgage servicing rights ("MSR") related to mortgage loans designated for sale. The total cost of the mortgage loans designated for sale is allocated to the MSR and the mortgage loans without the MSR based on their relative fair values. The amount of MSR capitalized is included in "Other assets" in the Consolidated Statements of Financial Condition. The MSR are amortized over the projected servicing period and are periodically reviewed for impairment based on fair value. The fair value of the MSR, for the purposes of impairment, is measured using a discounted cash flow analysis based on the Company's estimated servicing costs, market prepayment rates and market-adjusted discount rates. Impairment losses are recognized through a valuation allowance. Impairment is measured on a disaggregated basis based on predominant risk characteristics of the underlying mortgage loans. The risk characteristics used by the Company for the purposes of capitalization and impairment evaluation include loan amount, loan type, loan origination date, loan term and collateral type. The amortization of MSR and the amount of impairment recognized, if any, are included in "Loan servicing income" in the Consolidated Statements of Operations.

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

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

  The fair value of forward sales of and options to sell loans and MBS are adjusted monthly, with the related gains and losses recognized as gain on sale of loans. The fair values of the Company's forward sales and options at December 31, 1995 and 1994 were not material. Interest income or expense resulting from interest rate swaps is recorded as an adjustment to the interest income of the hedged asset. Gains or losses on the early termination of a swap agreement, or the assignment of the Company's rights and obligations under the swap agreement to a third party, are amortized over the remaining term of the original swap agreement when the underlying assets still exist. Otherwise, such gains and losses are immediately expensed or recorded as income based on the fair value of the open swap positions.

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

 Goodwill and Other Intangible Assets

  The Company has acquired various savings deposits in California. The acquisitions were accounted for as purchases and, accordingly, all assets and liabilities acquired were adjusted to and recorded at their estimated fair values as of the acquisition dates. The excess of the fair value of the liabilities assumed and the cash

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES consideration paid over the fair value of the assets acquired in connection with these acquisitions has been included in "Goodwill and other intangible assets" in the accompanying Consolidated Statements of Financial Condition.

  Effective January 1, 1995, the Company adopted SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions" for goodwill related to acquisitions made prior to September 30, 1982. As a result, the Company wrote off goodwill totaling $234.7 million as a cumulative effect of the change in accounting for goodwill. SFAS No. 72 requires, among other things, that goodwill resulting from the acquisition of banking or thrift institutions initiated after September 30, 1982 be amortized over a period no longer than the estimated remaining life of the acquired long-term interest-earning assets. The adoption of SFAS No. 72 for goodwill relating to acquisitions of banking or thrift institutions prior to September 30, 1982 is permitted but not required. The Company has been accounting for acquisitions initiated subsequent to September 30, 1982 in accordance with SFAS No. 72.

  The Company assesses the recoverability of goodwill by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The unamortized goodwill at December 31, 1995 aggregated $77.2 million and is being amortized over a period of 15 years.

  The Company reduced its goodwill balance in the third quarter of 1995 by $101.8 million related to the sale of the Company's New York retail branch deposit system (the "New York sale") and in the fourth quarter of 1994 by $25.6 million related to the sale of the Company's Illinois retail branch deposit system.

  From 1991 through 1995, the Company purchased certain deposits from other financial institutions, including amounts which represent the portion of the purchase price attributable to the fair value of the depositor relationships acquired. This "core" deposit premium is being amortized over periods up to 10 years. The Company reduced its core deposit premium in the third quarter 1995 by $5.1 million related to the New York sale. At December 31, 1995, the unamortized core deposit premium was $70.8 million.

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

 Statement of Financial Accounting Standards No. 123

  In October 1995 the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 provides a choice of accounting methods and requires additional disclosures for stock-based employee compensation plans. SFAS No. 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument. However, it also allows the continued use of the intrinsic value based method of accounting as prescribed by Accounting Principles Board Opinion ("APB") No. 25 "Accounting for Stock Issued to Employees." Regardless of the method used to account for stock-based compensation, SFAS No. 123 requires all financial statements to include the fair value of such compensation and certain other disclosures. SFAS No. 123 must be adopted for financial statements for fiscal years beginning after December 15, 1995. The Company plans to continue accounting for stock-based employee compensation plans in accordance with APB No. 25 and will disclose fair value information as prescribed by SFAS No. 123.

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

(2) INVESTMENT SECURITIES

  The Company purchases securities under agreements to resell. At December 31, 1995 these agreements matured within 31 days.

  Securities purchased under agreements to resell averaged $1.4 billion, $2.3 billion and $2.1 billion during 1995, 1994 and 1993, respectively, and the maximum amounts outstanding at any month-end during 1995, 1994 and 1993 were $2.1 billion, $2.6 billion and $2.8 billion, respectively.

  Repurchase agreements are subject to certain risks. The Company attempts to reduce such risks by, among other things, entering into such agreements only with well-capitalized broker-dealers who are primary dealers in government securities, reviewing on a regular basis the financial status of such broker-dealers, limiting the maximum amount of agreements permitted to be outstanding at any time with any single broker-dealer and requiring additional securities if the market value of the purchased securities decreases below levels specified in such agreements.

  At December 31, 1995, there was no repurchase agreement outstanding with individual brokers which exceeded ten percent of stockholders' equity.

  In the first quarter of 1994 the Company entered into two amortizing interest rate swap agreements to manage the market risks associated with certain repurchase agreements secured by whole loans. The Company pays interest based on the 1-month London Interbank Offered Rate ("LIBOR") and receives interest at a weighted average fixed coupon rate of 5.74%. Monthly changes in LIBOR are used to calculate the amortization of the notional amounts. Under these agreements, no collateral was required at December 31, 1995. The original notional amounts totaled $210.0 million, of which $105.0 million was outstanding at December 31, 1995. The swaps are scheduled to mature in June 1998 and February 1999. The Company addresses any credit risk associated with the payments from the counterparties by evaluating their creditworthiness and monitoring limits and positions.

  Other investment securities held to maturity at December 31, 1995 and 1994 were as follows:

                                    DECEMBER 31, 1995                       DECEMBER 31, 1994
                          -------------------------------------- ----------------------------------------
                                      GROSS      GROSS                       GROSS      GROSS
                          AMORTIZED UNREALIZED UNREALIZED MARKET AMORTIZED UNREALIZED UNREALIZED  MARKET
                            COST      GAINS     LOSSES    VALUE    COST      GAINS     LOSSES     VALUE
                          --------- ---------- ---------- ------ --------- ---------- ---------- --------
                                                          (IN THOUSANDS)
United States government
 and GSEs obligations...   $2,442      $36       $ --     $2,478 $276,939    $ --      $(6,758)  $270,181
Industrial and other
 obligations............        6      --          --          6        6      --          --           6
                           ------      ---       -----    ------ --------    -----     -------   --------
                           $2,448      $36       $ --     $2,484 $276,945    $ --      $(6,758)  $270,187
                           ======      ===       =====    ====== ========    =====     =======   ========

  Other investment securities available for sale at December 31, 1995 and 1994 were as follows:

                                    DECEMBER 31, 1995                       DECEMBER 31, 1994
                          -------------------------------------- ---------------------------------------
                                      GROSS      GROSS                       GROSS      GROSS
                          AMORTIZED UNREALIZED UNREALIZED MARKET AMORTIZED UNREALIZED UNREALIZED MARKET
                            COST      GAINS     LOSSES    VALUE    COST      GAINS     LOSSES     VALUE
                          --------- ---------- ---------- ------ --------- ---------- ---------- -------
                                                          (IN THOUSANDS)
United States government
 and GSEs obligations...   $  --      $ --       $ --     $   --  $ 2,477     $14       $ (14)   $ 2,477
Marketable equity
 securities.............    9,327       581        --      9,908    8,193     --         (553)     7,640
                           ------     -----      -----    ------  -------     ---       -----    -------
                           $9,327     $ 581      $ --     $9,908  $10,670     $14       $(567)   $10,117
                           ======     =====      =====    ======  =======     ===       =====    =======

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

  The contractual maturities of all debt securities owned at December 31, 1995 were as follows:

                                                            HELD TO MATURITY
                                                            -------------------
                                                            AMORTIZED  MARKET
                                                               COST     VALUE
                                                            ---------- --------
                                                              (IN THOUSANDS)
      One year or less.....................................  $      6  $      6
      After one year through five years....................     2,442     2,478
                                                             --------  --------
                                                               $2,448    $2,484
                                                             ========  ========

  The following table represents proceeds from sales of debt securities, classified as available for sale, and gross realized gains and losses on such sales for years ended December 31, 1995 and 1994. There were no sales for the year ended December 31, 1993. There were no sales of investment securities classified as held to maturity in 1995 or 1994.

                                                       YEARS ENDED DECEMBER 31,
                                                       --------------------------
                                                            1995          1994
                                                       ------------  ------------
                                                            (IN THOUSANDS)
      Proceeds from sales.............................      $25,994       $5,147
                                                       ============  ===========
      Gross realized gains............................ $          9  $       147
      Gross realized losses...........................          (67)         --
                                                       ------------  -----------
        Net gains (losses)............................ $        (58) $       147
                                                       ============  ===========

  Interest and dividends on investments are summarized as follows:

                                                      YEARS ENDED DECEMBER 31,
                                                     --------------------------
                                                       1995     1994     1993
                                                     -------- -------- --------
                                                           (IN THOUSANDS)
      Interest on securities purchased under
       agreements to resell......................... $ 88,943 $102,824 $ 74,559
      Interest on other short-term and other
       investment securities........................   21,971   20,080   12,814
      Dividends on FHLB stock.......................   23,896   20,677   13,907
      Dividends on other investment securities......      384      354       95
                                                     -------- -------- --------
                                                     $135,194 $143,935 $101,375
                                                     ======== ======== ========

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

(3) LOANS, MBS, SALES AND SERVICING ACTIVITIES

 Portfolio Composition

  The loan and MBS portfolio is summarized as follows (in thousands):

                                                            DECEMBER 31,
                                                       ------------------------
                                                          1995         1994
                                                       -----------  -----------
Real estate mortgage loans:
  Single family (1-4 units)..........................  $19,701,734  $26,075,581
  Multi-family (5 units and over)....................    9,284,131    8,518,510
  Commercial and industrial..........................    1,566,470    1,734,793
                                                       -----------  -----------
                                                        30,552,335   36,328,884
Consumer loans.......................................       31,488          --
Other loans..........................................      104,645      124,922
Deferred loan fees and interest......................      (30,708)     (55,161)
Unearned discounts on loans..........................       (3,360)      (5,847)
Allowance for loan losses............................     (380,886)    (400,232)
                                                       -----------  -----------
    Loans receivable.................................   30,273,514   35,992,566
Loans held for sale, less deferred loan fees of $731
(1995) and $23 (1994)................................      981,865        9,179
MBS held to maturity, less discount of $14,422 (1995)
and $24,698 (1994)...................................    5,825,276   10,339,864
MBS available for sale, less discount of $7,523
(1995) and $2,119 (1994).............................   10,326,866    2,449,556
                                                       -----------  -----------
    Total loans receivable and MBS...................  $47,407,521  $48,791,165
                                                       ===========  ===========

  As of December 31, 1995 the Company was committed to fund ARM loans amounting to $313.8 million and fixed rate mortgage loans amounting to $157.8 million. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness and the value of the underlying collateral property on a case-by-case basis. The amount of collateral obtained by the Company upon extension of credit is based on management's credit evaluation of the customer.

  The weighted average yield on the Company's loan and MBS portfolio at December 31, 1995 and 1994, computed after giving effect to amortization of deferred loan fees and interest, discounts and premiums and effect of hedging, was 7.54% and 6.71%, respectively.

  During 1995 and 1994 the Company securitized various conventional single family mortgages into GSEs securities of equal value. The unpaid principal amount of loans securitized into FNMA and FHLMC securities was $7.4 billion and $3.5 billion in 1995 and 1994, respectively. During 1994 the Company also securitized a total of $3.6 billion in unpaid principal amounts of loans it originated into private placement MBS of equal value. Such MBS increase the Company's ability to access collateralized borrowings. The credit risk on all MBS securitized by the Company is provided for in the allowance for loan losses.

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

  The MBS owned by the Company and classified as held to maturity at December 31, 1995 and 1994 were as follows:

                                      DECEMBER 31, 1995                            DECEMBER 31, 1994
                         ------------------------------------------- ----------------------------------------------
                                      GROSS      GROSS                             GROSS      GROSS
                         AMORTIZED  UNREALIZED UNREALIZED   MARKET    AMORTIZED  UNREALIZED UNREALIZED    MARKET
                            COST      GAINS      LOSSES     VALUE       COST       GAINS      LOSSES       VALUE
                         ---------- ---------- ---------- ---------- ----------- ---------- ----------  -----------
                                                              (IN THOUSANDS)
MPTs:
 GSEs................... $    4,124  $     59   $    --   $    4,183 $ 3,441,993    $84     $(136,644)  $ 3,305,433
 Other..................  5,821,152   226,997    (87,287)  5,960,862   6,351,786    --       (144,559)    6,207,227
CMOs:
 GSEs...................        --        --         --          --       28,877    --           (133)       28,744
 Other..................        --        --         --          --      517,208    --        (44,785)      472,423
                         ----------  --------   --------  ---------- -----------    ---     ---------   -----------
                         $5,825,276  $227,056   $(87,287) $5,965,045 $10,339,864    $84     $(326,121)  $10,013,827
                         ==========  ========   ========  ========== ===========    ===     =========   ===========

  The MBS available for sale by the Company at December 31, 1995 and 1994 consisted of the following:

                                       DECEMBER 31, 1995                            DECEMBER 31, 1994
                         --------------------------------------------- -------------------------------------------
                                       GROSS      GROSS                             GROSS      GROSS
                          AMORTIZED  UNREALIZED UNREALIZED   MARKET    AMORTIZED  UNREALIZED UNREALIZED   MARKET
                            COST       GAINS      LOSSES      VALUE       COST      GAINS      LOSSES     VALUE
                         ----------- ---------- ---------- ----------- ---------- ---------- ---------- ----------
                                                              (IN THOUSANDS)
MPTs:
 GSEs................... $ 4,132,844  $42,860    $ (7,665) $ 4,168,039 $2,291,759    $74      $(73,618) $2,218,215
 Other..................      31,858    1,285         --        33,143        --     --            --          --
CMOs:
 GSEs...................   6,128,835   39,656     (42,807)   6,125,684        --     --            --          --
 Other..................         --       --          --           --     247,745    --        (16,404)    231,341
                         -----------  -------    --------  ----------- ----------    ---      --------  ----------
                         $10,293,537  $83,801    $(50,472) $10,326,866 $2,539,504    $74      $(90,022) $2,449,556
                         ===========  =======    ========  =========== ==========    ===      ========  ==========

  The Company believes that the gross unrealized losses on MBS available for sale at December 31, 1995 and 1994 were due to temporary market-related conditions.

  The contractual maturities of all MBS at December 31, 1995 were as follows:

                                  MBS HELD TO MATURITY  MBS AVAILABLE FOR SALE
                                  --------------------- -----------------------
                                  AMORTIZED    MARKET    AMORTIZED    MARKET
                                     COST      VALUE       COST        VALUE
                                  ---------- ---------- ----------- -----------
                                                 (IN THOUSANDS)
After one year through five
 years........................... $    2,598 $    2,631 $ 1,378,494 $ 1,403,921
After five years through ten
 years...........................      1,526      1,552     821,385     835,613
After ten years..................  5,821,152  5,960,862   8,093,658   8,087,332
                                  ---------- ---------- ----------- -----------
                                  $5,825,276 $5,965,045 $10,293,537 $10,326,866
                                  ========== ========== =========== ===========

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

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

  In 1995, 1994 and 1993 interest income was reduced by $25.4 million, $43.8 million and $71.2 million, respectively, as a result of these swap agreements. Such amount in 1993 included the establishment of a $17.8 million allowance for the anticipated assignment to a third party of the Company's rights and obligations under interest rate swap agreements based on the faster than expected prepayment of related hedged loans.

  The total unpaid principal amount of the hedged loans related to these interest rate swaps was $1.24 billion at December 31, 1995. A summary of the activity for the notional amounts of these interest rate swaps for the years 1995, 1994 and 1993 is as follows:

                                                YEARS ENDED DECEMBER 31,
                                            ----------------------------------
                                               1995        1994        1993
                                            ----------  ----------  ----------
                                                     (IN THOUSANDS)
Beginning balance.......................... $1,444,820  $1,982,350  $1,939,450
  New agreements...........................        --          --      145,500
  Rights and obligations assigned to a
   third party.............................        --     (283,450)        --
  Expired agreements.......................   (200,960)   (254,080)   (102,600)
                                            ----------  ----------  ----------
Ending balance............................. $1,243,860  $1,444,820  $1,982,350
                                            ==========  ==========  ==========

  The interest rate swap agreements outstanding at December 31, 1995 have the following maturities:

                                        WEIGHTED AVERAGE INTEREST RATE
                                        ------------------------------------
                            NOTIONAL     FIXED RATE          VARIABLE RATE
                             AMOUNT         PAID              RECEIVED (1)
                         -------------- ---------------     ----------------
                         (IN THOUSANDS)
1996....................   $  731,760         7.17%                5.12%
1997....................      447,850         6.71                 5.12
1998....................       64,250         5.61                 5.12
                           ----------
  Total.................   $1,243,860         6.92                 5.12
                           ==========

--------
(1) COFI for October 1995.

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

 Credit Risk and Concentration

  The Company's primary lending business has been to originate residential single family loans in specific states throughout the United States, primarily in California. In addition, the Company originates loans on multi-family structures and in the past has originated loans on commercial and industrial real estate properties. The Company has not originated for its own portfolio residential loans secured by multi-family structures located in states other than California since July 1990 and in December 1988 discontinued originating new commercial and industrial real estate loans. The Company's major loans entail different risks as compared to residential loans secured by existing single family structures. Set forth below is a table which summarizes the Company's gross mortgage portfolio and nonaccrual loans as a percentage of the gross mortgage portfolio by state and property type at December 31, 1995:

                                                             MULTI-            COMMERCIAL AND
                         SINGLE FAMILY PROPERTIES       FAMILY PROPERTIES   INDUSTRIAL PROPERTIES         TOTAL
                         ---------------------------- --------------------- --------------------- ----------------------
                             GROSS                      GROSS                 GROSS                  GROSS
                           MORTGAGE       NONACCRUAL   MORTGAGE  NONACCRUAL  MORTGAGE  NONACCRUAL  MORTGAGE   NONACCRUAL
           STATE           PORTFOLIO      LOAN RATIO  PORTFOLIO  LOAN RATIO PORTFOLIO  LOAN RATIO  PORTFOLIO  LOAN RATIO
           -----         --------------- ------------ ---------- ---------- ---------- ---------- ----------- ----------
                                                           (DOLLARS IN THOUSANDS)
California..............  $26,086,192        1.93%   $8,613,445    0.83%   $1,165,686    0.44%   $35,865,323    1.62%
Florida.................    2,638,217        1.13        31,949     --          4,371    4.30      2,674,537    1.12
New York................    1,980,433        2.19       263,691    2.09       197,096    0.98      2,441,220    2.08
Illinois................    1,851,745        0.80       100,522     --         15,524   19.99      1,967,791    0.91
Texas...................    1,139,031        0.54        79,829    0.13        29,512    0.04      1,248,372    0.51
Other...................    3,145,229        1.01       239,236    1.88       154,281    1.12      3,538,746    1.07
                         ------------                ----------            ----------            -----------
                         $ 36,840,847        1.71    $9,328,672    0.87    $1,566,470    0.77    $47,735,989    1.52
                         ============                ==========            ==========            ===========

 Allowance for Loan Losses

  The changes in the allowance for loan losses are summarized as follows:

                                                    YEARS ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1995      1994      1993
                                                   --------  --------  --------
                                                         (IN THOUSANDS)
Beginning balance................................. $400,232  $438,786  $434,114
  Provision for loan losses.......................  119,111   176,557   574,970
  Allowance for loan losses on loans purchased....      --        --     20,365
  Charge-offs..................................... (162,618) (252,734) (623,735)
  Recoveries......................................   24,161    37,623    33,072
                                                   --------  --------  --------
Ending balance.................................... $380,886  $400,232  $438,786
                                                   ========  ========  ========

 Nonaccrual Loans, TDRs and Other Impaired Major Loans

  The following is a summary of nonaccrual loans, TDRs and other impaired major loans:

                                                            DECEMBER 31,
                                                    ----------------------------
                                                      1995     1994      1993
                                                    -------- -------- ----------
                                                           (IN THOUSANDS)
Nonaccrual loans................................... $723,791 $681,026 $  780,400
TDRs...............................................  163,844  121,365    100,751
Other impaired major loans.........................   51,018   12,158    391,044
                                                    -------- -------- ----------
    Total.......................................... $938,653 $814,549 $1,272,195
                                                    ======== ======== ==========

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

  At December 31, 1995 and 1994 impaired loans recognized in accordance with SFAS No. 114, and the related specific loan loss allowances, were as follows:

                                                    DECEMBER 31,
                         ------------------------------------------------------------------
                                       1995                              1994
                         --------------------------------- --------------------------------
                                     ALLOWANCE                         ALLOWANCE
                          RECORDED      FOR        NET      RECORDED      FOR       NET
                         INVESTMENT   LOSSES   INVESTMENT  INVESTMENT   LOSSES   INVESTMENT
                         ----------- --------- ----------- ----------- --------- ----------
                                                   (IN THOUSANDS)
Nonaccrual loans:
  With specific
   allowances...........  $ 40,563    $10,318   $ 30,245    $ 55,969    $19,342   $ 36,627
  Without specific
   allowances...........    27,428        --      27,428      34,314        --      34,314
                          --------    -------   --------    --------    -------   --------
                            67,991     10,318     57,673      90,283     19,342     70,941
                          --------    -------   --------    --------    -------   --------
TDRs:
  With specific
   allowances...........    76,110     17,621     58,489      35,123      7,799     27,324
  Without specific
   allowances...........   105,355        --     105,355      94,041        --      94,041
                          --------    -------   --------    --------    -------   --------
                           181,465     17,621    163,844     129,164      7,799    121,365
                          --------    -------   --------    --------    -------   --------
Other impaired major
 loans:
  With specific
   allowances...........    57,082     16,634     40,448       9,816      2,751      7,065
  Without specific
   allowances...........    10,570        --      10,570       5,093        --       5,093
                          --------    -------   --------    --------    -------   --------
                            67,652     16,634     51,018      14,909      2,751     12,158
                          --------    -------   --------    --------    -------   --------
    Total impaired
     loans..............  $317,108    $44,573   $272,535    $234,356    $29,892   $204,464
                          ========    =======   ========    ========    =======   ========

  The average net recorded investment in impaired loans for the years ended December 31, 1995, 1994 and 1993 was $236.9 million, $414.7 million and $740.8 million respectively. Interest income of $17.9 million for 1995, $6.2 million for 1994 and $29.2 million for 1993 was recognized on impaired loans during the period of impairment.

  Loans in nonaccrual status as of December 31, 1995, 1994 and 1993 had interest due but not recognized of approximately $43 million, $39 million and $65 million, respectively. Net interest forgone related to TDRs totaled $0.5 million, $0.1 million and $0.2 million in 1995, 1994 and 1993, respectively. Interest income recorded on TDRs for 1995, 1994 and 1993 was $14.0 million, $4.7 million and $5.0 million, respectively. The Company has no commitments to lend additional funds to borrowers whose loans were classified as TDRs.

 Sales and Servicing Activities

  The proceeds from sales of MBS during 1995, 1994 and 1993 were $2.9 billion, $405.1 million and $932.7 million, respectively. Such sales generated gross gains of $12.1 million, $4.9 million and $27.8 million in 1995, 1994 and 1993, respectively, and gross losses of $14.2 million in 1995. MBS sold in 1995 include $2.8 billion in MBS which were sold as part of the funding of the New York sale. A $14.0 million loss on the sales of $715.7 million of these MBS was included in the gain on the New York sale as a related expense.

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

  The changes to MSR and ESFR, which are included in "Other assets," are as follows:

                                                    YEARS ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1995      1994      1993
                                                   --------  --------  --------
                                                         (IN THOUSANDS)
Beginning balance................................. $ 57,812  $ 75,180  $105,354
  Originated MSR..................................   14,184       --        --
  MSR attributable to loans held for sale.........    2,645       --        --
  Amortization....................................  (10,436)  (17,368)  (30,174)
  Valuation allowance adjustment on MSR...........     (509)      --        --
                                                   --------  --------  --------
Ending balance.................................... $ 63,696  $ 57,812  $ 75,180
                                                   ========  ========  ========

  The changes to the valuation allowance included a charge of $0.5 million for 1995. There were no charge-offs against this valuation allowance during 1995.

  The Company has sold certain loans and MBS with different types of credit enhancement features. During 1995 and as part of the funding of the New York sale, the Company sold $861.0 million in FNMA MBS with various credit enhancement features. The unpaid principal balance of loans and MBS sold with various credit enhancement features at December 31, 1995 and 1994 was $5.0 billion and $4.2 billion, respectively. The maximum exposure under the Company's credit enhancement obligations at December 31, 1995 was approximately $1.4 billion. Approximately $1.1 billion of this exposure is associated with $1.1 billion of loans sold to FHLMC on which the Company is obligated to absorb all losses associated with foreclosures. An additional $286.4 million in exposure under credit enhancement obligations relates to loans totaling $3.9 billion. Losses incurred by the Company on its credit enhancement obligations totaled $14.3 million, $9.5 million and $51.4 million in 1995, 1994 and 1993, respectively. At December 31, 1995 the total allowance for credit enhancement obligations included in "Other liabilities" was $23.3 million. The Company does not believe that its credit enhancement obligations subject it to material risk of loss in the future.

  At December 31, 1995, 1994 and 1993 the Company was engaged in servicing for investors $13.1 billion, $11.3 billion and $15.0 billion, respectively, in unpaid principal amount of loan participations, whole loans and MPTs.

  Set forth below is a summary by year of the components of loan servicing income:

                                                   YEARS ENDED DECEMBER 31,
                                                  -----------------------------
                                                    1995      1994      1993
                                                  --------  --------  ---------
                                                        (IN THOUSANDS)
Gross servicing income........................... $ 87,791  $ 92,608  $ 108,857
GSEs guarantee and other fees....................  (16,356)  (17,597)   (19,829)
Amortization of the ESFR and MSR.................  (10,436)  (17,368)   (30,174)
Valuation adjustment on MSR......................     (509)      --         --
Gain on sale of servicing rights.................      --     16,798        --
                                                  --------  --------  ---------
  Loan servicing income.......................... $ 60,490  $ 74,441  $  58,854
                                                  ========  ========  =========

  In December 1994, the Company sold servicing rights related to $2.0 billion of fixed-rate single family loans serviced for investors for a gain of $16.8 million.

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

(4) ACCRUED INTEREST RECEIVABLE

  Accrued interest receivable is summarized as follows:

                                                                DECEMBER 31,
                                                              -----------------
                                                                1995     1994
                                                              -------- --------
                                                               (IN THOUSANDS)
Interest on:
  Securities purchased under agreements to resell............ $    193 $  1,660
  Investment securities......................................      288    6,171
  MBS........................................................   73,806   62,331
  Loans receivable...........................................  153,824  142,785
                                                              -------- --------
                                                              $228,111 $212,947
                                                              ======== ========

(5) OPERATIONS OF REAL ESTATE

 REI

  Included in other expenses are operations of REI, summarized as follows:

                                                  YEARS ENDED DECEMBER 31,
                                                 -----------------------------
                                                   1995      1994      1993
                                                 --------  --------  ---------
                                                       (IN THOUSANDS)
Net gain (loss) on sales........................ $  8,872  $ (5,327) $  (6,777)
Provision for losses............................  (49,660)  (86,080)  (207,944)
Net operating expense...........................   (8,693)   (6,237)   (14,579)
                                                 --------  --------  ---------
    Total loss.................................. $(49,481) $(97,644) $(229,300)
                                                 ========  ========  =========

  The changes in the allowance for losses on REI are summarized as follows:

                                                    YEARS ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1995      1994      1993
                                                   --------  --------  --------
                                                         (IN THOUSANDS)
Beginning balance................................. $333,825  $341,705  $154,743
  Provision for losses............................   49,660    86,080   207,944
  Charge-offs.....................................  (99,737)  (93,960)  (20,982)
                                                   --------  --------  --------
Ending balance.................................... $283,748  $333,825  $341,705
                                                   ========  ========  ========

 REO

  Included in other expenses are operations of REO, summarized as follows:

                                                   YEARS ENDED DECEMBER 31,
                                                  -----------------------------
                                                    1995      1994      1993
                                                  --------  --------  ---------
                                                        (IN THOUSANDS)
Net loss on sales................................ $(13,643) $(17,706) $ (64,844)
Provision for losses.............................  (41,198)  (39,124)  (105,043)
Net operating expense............................  (31,947)  (29,181)   (42,243)
                                                  --------  --------  ---------
    Total loss................................... $(86,788) $(86,011) $(212,130)
                                                  ========  ========  =========

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

  The changes in allowance for losses on REO are summarized as follows:

                                                    YEARS ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1995      1994      1993
                                                   --------  --------  --------
                                                         (IN THOUSANDS)
Beginning balance................................. $ 44,726  $ 66,453  $ 47,970
  Provision for losses............................   41,198    39,124   105,043
  Charge-offs.....................................  (47,844)  (60,851)  (86,560)
                                                   --------  --------  --------
Ending balance.................................... $ 38,080  $ 44,726  $ 66,453
                                                   ========  ========  ========

(6) PREMISES AND EQUIPMENT

  Premises and equipment at cost are summarized as follows:

                                                              DECEMBER 31,
                                                           --------------------
                                                             1995       1994
                                                           ---------  ---------
                                                             (IN THOUSANDS)
Land...................................................... $ 105,825  $ 146,315
Buildings.................................................   185,701    356,211
Construction in progress..................................     2,394        537
Furniture, fixtures and equipment.........................   312,920    292,980
Leasehold improvements....................................   137,288    178,021
                                                           ---------  ---------
                                                             744,128    974,064
Less accumulated depreciation and amortization............  (333,181)  (359,247)
                                                           ---------  ---------
                                                           $ 410,947  $ 614,817
                                                           =========  =========

  Total rental expense, including common area maintenance and rent escalation costs, in the Company's Consolidated Statements of Operations for the years ended December 31, 1995, 1994 and 1993 was $78.2 million, $74.0 million and $79.6 million, respectively.

  The following is a schedule by years of minimum future rentals on noncancelable operating leases, related principally to premises, as of December 31, 1995 (in thousands):

        1996........................................................... $ 71,240
        1997...........................................................   66,752
        1998...........................................................   62,093
        1999...........................................................   58,446
        2000...........................................................   54,695
        Thereafter.....................................................  488,454
                                                                        --------
                                                                        $801,680
                                                                        ========

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

(7) DEPOSITS

  Deposits are summarized as follows:

                               WEIGHTED                 DECEMBER 31,
                            AVERAGE RATE AT  ------------------------------------
                           DECEMBER 31, 1995       1995               1994
                          ------------------ -----------------  -----------------
                                                   (DOLLARS IN THOUSANDS)
Transaction accounts:
  Checking..............         0.95%       $ 2,494,066   7.3% $ 2,727,203   6.7%
  Passbook..............         1.95          1,379,927   4.0    3,788,223   9.3
  Money market savings..         3.42          5,788,958  16.9    6,038,058  14.9
                                             ----------- -----  ----------- -----
    Total transaction
     accounts................                  9,662,951  28.2   12,553,484  30.9
                                             ----------- -----  ----------- -----
Term accounts:
  32-89 days............         3.11            153,734   0.4      278,856   0.7
  3 months to less than
   6 months................      4.77            928,745   2.7      717,378   1.8
  6 months to less than
   1 year..................      5.39         12,199,944  35.6    8,318,771  20.5
  1 year to less than 2
   years...................      5.69          7,152,440  20.9   12,954,742  31.8
  2 years to less than 3
   years...................      5.32          2,586,044   7.6    4,092,648  10.1
  3 years and over......         6.14          1,118,362   3.3    1,155,480   2.8
  Jumbo certificates of
   deposit.................      5.38            442,261   1.3      583,657   1.4
                                             ----------- -----  ----------- -----
    Total term accounts.                      24,581,530  71.8   28,101,532  69.1
                                             ----------- -----  ----------- -----
                                             $34,244,481 100.0% $40,655,016 100.0%
                                             =========== =====  =========== =====

  On September 22, 1995, the Company sold its deposits totaling $8.1 billion and branch premises in New York, resulting in a pre-tax gain of $514.7 million. The gain is net of the write-off of goodwill and other tangibles of $106.9 million and other expenses associated with the sale. The sale was funded with excess liquidity, including funds generated by the acquisition of deposits in 1995, and a combination of new borrowings and sales of securities.

  On November 10, 1994, the Company sold its deposits totaling $1.6 billion and branch premises in Illinois, resulting in a pre-tax gain of $77.9 million. The gain is net of the write-off of goodwill of $25.6 million and other expenses associated with the sale. The sale was funded with excess liquidity.

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

  The aggregate amounts of term accounts by interest rate category at December 31, 1995 and 1994 consisted of the following:

                                                             DECEMBER 31,
                                                        -----------------------
                                                           1995        1994
                                                        ----------- -----------
                                                        (DOLLARS IN THOUSANDS)
Term accounts:
  2.5% or less......................................... $     5,165 $    12,484
  2.501%--3.5%.........................................     149,604   3,864,851
  3.501%--4.5%.........................................   1,318,602   7,803,904
  4.501%--5.5%.........................................  14,434,395   9,245,144
  5.501%--6.5%.........................................   7,156,262   6,323,409
  6.501%--7.5%.........................................   1,464,279     717,860
  7.501%--8.5%.........................................      40,985      86,961
  8.501%--15.5%........................................      12,238      46,919
                                                        ----------- -----------
    Total term accounts................................ $24,581,530 $28,101,532
                                                        =========== ===========

  The aggregate amounts of term account maturities at December 31, 1995 are as follows:

                           AMOUNT MATURING DURING THE YEARS ENDED DECEMBER 31,
                          ------------------------------------------------------
                             1996        1997      1998   THEREAFTER    TOTAL
                          ----------- ---------- -------- ---------- -----------
                                          (DOLLARS IN THOUSANDS)
Term accounts:
  2.5% or less..........  $     3,799 $    1,168 $    175  $     23  $     5,165
  2.501%--3.5%..........      149,537         62        2         3      149,604
  3.501%--4.5%..........    1,242,373     72,752    2,271     1,206    1,318,602
  4.501%--5.5%..........   12,365,511  1,803,596  183,957    81,331   14,434,395
  5.501%--6.5%..........    6,256,845    561,950  120,971   216,496    7,156,262
  6.501%--7.5%..........      897,787    394,752   59,215   112,525    1,464,279
  7.501%--8.5%..........       33,651      2,515    1,157     3,662       40,985
  8.501%--15.5%.........        2,534      2,559    1,239     5,906       12,238
                          ----------- ---------- --------  --------  -----------
    Total term accounts.  $20,952,037 $2,839,354 $368,987  $421,152  $24,581,530
                          =========== ========== ========  ========  ===========

  The aggregate amounts of retail certificates of deposit in amounts of $100,000 or more at December 31, 1995 are summarized as follows (in thousands):

      3 months or less................................................. $248,131
      Over 3 months through 6 months...................................   99,362
      Over 6 months through 12 months..................................   90,529
      Over 12 months...................................................    4,239
                                                                        --------
          Total........................................................ $442,261
                                                                        ========

  At December 31, 1995 and 1994 the weighted average interest rate on the deposits, computed without the effect of compounding interest, was 4.65% and 4.05%, respectively. All government agency deposits, totaling $66 million at December 31, 1995, were secured by certain real estate loans of the Company amounting to $141 million.

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

  Interest expense on deposits by type of account is summarized as follows:

                                                   YEARS ENDED DECEMBER 31,
                                               --------------------------------
                                                  1995       1994       1993
                                               ---------- ---------- ----------
                                                        (IN THOUSANDS)
Checking...................................... $   24,833 $   27,577 $   34,073
Passbook and money market savings.............    279,345    281,511    323,255
Term..........................................  1,531,412    982,805    943,735
                                               ---------- ---------- ----------
                                               $1,835,590 $1,291,893 $1,301,063
                                               ========== ========== ==========

(8) SHORT-TERM BORROWINGS

  Short-term borrowings are summarized as follows:

                                               1995        1994        1993
                                            ----------  ----------  ----------
                                                 (DOLLARS IN THOUSANDS)
Agreements to repurchase securities sold:
  Balance at December 31................... $3,519,311  $2,253,805  $4,807,767
  Average balance..........................  3,122,938   4,182,802   3,143,640
  Maximum amount outstanding at any month
   end.....................................  5,487,682   5,311,468   4,807,767
  Average interest rate:
    During the year........................       6.31%       4.24%       3.25%
    At December 31.........................       5.97        6.40        3.39
Federal funds purchased:
  Balance at December 31................... $      --   $  100,000  $  120,000
  Average balance..........................      6,565      58,411     124,644
  Maximum amount outstanding at any month
   end.....................................      6,096     250,000     130,000
  Average interest rate:
    During the year........................       5.95%       3.79%       3.20%
    At December 31.........................        --         6.00        3.30
Other short-term borrowings:
  Balance at December 31................... $      --   $      --   $   49,854
  Average balance..........................        --       83,549     188,285
  Maximum amount outstanding at any month
   end.....................................        --      355,000     590,000
  Average interest rate:
    During the year........................        -- %       3.54%       3.32%
    At December 31.........................        --          --         3.56
Accrued interest on short-term borrowings
 included in "Other liabilities"........... $   58,337  $   13,582  $   11,662

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

  Agreements to repurchase securities require that the Company repurchase identical securities to those which were sold. At December 31, 1995 short-term borrowings under agreements to repurchase securities sold are summarized as follows:




                                                              COLLATERAL
                                               WEIGHTED ------------------------
                                               AVERAGE     FEDERAL AGENCY MBS
                                    REPURCHASE INTEREST ------------------------
                                    LIABILITY    RATE   BOOK VALUE* MARKET VALUE
                                    ---------- -------- ----------- ------------
                                                         (DOLLARS IN THOUSANDS)
Within 30 days..................... $  620,008   5.62%  $  717,536   $  711,271
30-90 days.........................  2,028,270   5.66    2,300,790    2,279,733
90-180 days........................    871,033   5.76      911,482      912,432
                                    ----------          ----------   ----------
                                    $3,519,311          $3,929,808   $3,903,436
                                    ==========          ==========   ==========

--------
* Book value includes accrued interest.

  Repurchase agreement amounts outstanding with individual brokers at December 31, 1995 which exceeded ten percent of the Company's stockholders' equity were:


                          WEIGHTED                     COLLATERAL
                           AVERAGE              ------------------------
     PURCHASING PARTY     MATURITY  BOOK VALUE* BOOK VALUE* MARKET VALUE
     ----------------     --------- ----------- ----------- ------------
                                           (DOLLARS IN THOUSANDS)
C.S. First Boston Corp..   81 days   $908,553   $  972,828   $  964,638
FHLMC...................   46 days    954,955    1,052,390    1,032,222
FNMA....................   39 days    954,956    1,123,362    1,124,534
Nomura Securities
International...........   92 days    498,472      514,094      514,630

--------
* Book value includes accrued interest.

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

(9) FHLB AND OTHER BORROWINGS

  These borrowings are summarized as follows:

                                                             DECEMBER 31,
                                                        -----------------------
                                                           1995        1994
                                                        ----------- -----------
                                                        (DOLLARS IN THOUSANDS)
FHLB advances with a weighted average interest rate of
 5.67% (1995) and 5.21% (1994)........................   $1,801,914 $   483,965
Notes payable to FHLB with a weighted average interest
 rate of 6.00% (1995) and 5.75% (1994)................    2,548,247   2,265,348
Notes payable to various brokerage firms with a
 weighted average interest rate of 5.66% (1995) and
 6.11% (1994).........................................    2,784,499   1,800,000
Floating rate notes with a contract interest rate
 based on three month LIBOR plus ten basis points
 [contract interest rate of 5.98% (1995) and an
 effective interest rate of 6.00% (1995) and a
 contract interest rate of 5.91% (1994) and an
 effective interest rate of 5.94% (1994)] due February
 9, 1996, net of unamortized discount of $11 (1995)
 and $111 (1994)......................................      199,989     199,889
Medium term notes with an average contract interest
 rate of 7.12% and an effective average interest rate
 of 7.28%, net of unamortized discount of $819........      159,181         --
Note payable to Student Loan Marketing Association
 with a floating rate equal to six basis points below
 three month LIBOR [effective rate of 6.32%]..........          --      400,000
Note payable to regulatory agencies with a contract
 interest rate equal to COFI [contract interest rate
 of 4.37% and an effective interest rate of 5.49%]....          --      280,000
Note payable to regulatory agencies with a contract
 interest rate equal to the cost of certain short-term
 liabilities of the Fifth District of the FHLB, plus
 25 basis points [contract interest rate of 5.74% and
 an effective interest rate of 7.88%], net of
 unamortized discount of $1,015.......................          --       78,985
Subordinated notes payable to FDIC with a contract
 interest rate based on the average equivalent coupon-
 issue yield on the U.S. Treasury's 52-week bills
 contract interest of 6.02% (1995) and 5.85% (1994)...      100,000     115,000
Senior notes with a contract interest rate of 8.25%
 and effective interest rate of 8.43%, due October 1,
 2002, net of unamortized discount of $2,352 (1995)
 and $2,700 (1994)....................................      247,648     247,300
Subordinated notes with a weighted average contract
 interest rate of 8.66% (1995) and an effective
 average interest rate of 8.83% (1995), and a weighted
 average contract interest rate of 8.78% (1994) and an
 effective average interest rate of 8.97% (1994), net
 of unamortized discount of $4,849 (1995) and $6,364
 (1994)...............................................      870,151     941,151
Other, net of unamortized discount of $51 (1995) and
 $81 (1994)...........................................        5,488      10,642
                                                         ----------  ----------
  Total FHLB and other borrowings.....................   $8,717,117  $6,822,280
                                                         ==========  ==========

  At December 31, 1995 the Company had outstanding and unused secured lines of credit totaling $129 million with the Federal Reserve Bank to cover overdrafts. The Company also had a letter of credit of $19 million with the Eleventh District of the FHLB to guarantee certain obligations.

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

  The FHLB advances and notes are secured by the stock of the FHLB totaling $485.9 million and certain real estate loans and MBS of the Company totaling to $4.9 billion at December 31, 1995. All FHLB advances at December 31, 1995 had prepayment penalty provisions. The notes payable to FHLB are due at various dates through 1998.

  During 1995 and 1994 the Company issued notes, all due within two years, to various brokerage firms. The notes are secured by MBS owned by the Company totaling $3.0 billion at December 31, 1995. These notes include a two-year note for $200 million, with a fixed interest rate of 5.32% for the first year. The note contains a provision that allows the brokerage firm one year after the settlement date to change the interest rate to be equal to LIBOR less 15 basis points. If this option is not exercised, the note's fixed interest rate will be reduced by 15 basis points.

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

  In 1995, the Company had four issuances of Medium Term Notes totaling $160 million. These Medium Term Notes will mature in three to seven years and have a weighted average interest rate of 7.11%. These Medium Term Notes are not redeemable prior to maturity. The discounts on these borrowings are being amortized to interest expense over their terms using the interest method.

  The aggregate amounts of principal maturities for FHLB and other borrowings, excluding unamortized discounts, at December 31, 1995 are (dollars in thousands):

            1996...................... $3,287,751  37.7%
            1997......................  3,617,425  41.5
            1998......................    565,405   6.5
            1999......................    303,014   3.5
            2000......................    501,141   5.7
            Thereafter................    450,463   5.1
                                       ---------- -----
                                       $8,725,199 100.0%
                                       ========== =====

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

  Fair value estimates are determined for existing on- and off-balance sheet financial instruments, including derivative financial instruments, without attempting to estimate the value of anticipated future business and the value of certain assets and liabilities that are not considered financial instruments. Other significant assets and liabilities that are not considered financial assets or liabilities include tax assets and liabilities, premises and

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES equipment, REI, REO and intangible assets. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.

  Fair value estimates, methods and assumptions are set forth below for the Company's financial instruments.

 Cash and Cash Equivalents

  The carrying amounts of cash and cash equivalents approximate fair value due to the short-term nature of these items and because they do not present significant credit concerns.

 Amortizing Swap Agreements

  The fair value of the Company's amortizing swap agreements was an unrealized gain of $2.6 million at December 31, 1995 and an unrealized loss of $10.3 million at December 31, 1994 which reflect the estimated amounts the Company would have received from or paid to the counterparties if the agreements had been terminated as of the end of 1995 and 1994, respectively.

 Investment Securities and MBS

  The fair value of investment securities purchased with maturities greater than 90 days and the fair value of MBS are based on bid prices published in financial newspapers or bid quotations received from securities dealers. The carrying amount of investment securities at December 31, 1995 and 1994 were $12.4 million and $287.1 million, respectively, and the estimated fair value of the Company's investment securities were $12.4 million and $280.3 million, respectively.

  The carrying amounts of MBS at December 31, 1995 and 1994 were $16.152 billion and $12.789 billion, respectively, and the estimated fair values were $16.292 billion and $12.463 billion, respectively.

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

  The carrying amount of the Company's loan portfolio was $31.255 billion and $36.002 billion at December 31, 1995 and 1994, respectively.

  The Company estimates the fair value of loans receivable to have been $31.512 billion and $35.108 billion at December 31, 1995 and 1994, respectively. The fair value of loans receivable has been reduced by $19.5 million and $30 million at December 31, 1995 and 1994, respectively, as a result of interest rate swap agreements that the Company has entered into to adjust the interest sensitivity of a portion of its loans receivable.

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

 Servicing Rights

  The fair value of MSR and ESFR on the Company's portfolio of loans serviced for investors is determined based on the estimated discounted net cash flow to be received, less the estimated cost of servicing and credit enhancements. The carrying amounts of the Company's MSR and ESFR at December 31, 1995 and 1994 were $63.7 million and $57.8 million, respectively. The estimated fair value of MSR and ESFR for the Company's portfolio of loans serviced for investors was $142.6 million, net of the allowance for credit enhancement obligations of $23.3 million, at December 31, 1995 and $171 million, net of the allowance for credit enhancement obligations of $25.1 million, at December 31, 1994.

 Deposits

  SFAS No. 107 prescribes that the fair value of deposits with no stated maturity ("core deposits") be equal to the amount payable on demand. The fair value of term accounts is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for alternative sources of funds with comparable remaining maturities. The carrying amounts of the Company's term accounts at December 31, 1995 and 1994 were $24.582 billion and $28.102 billion, respectively. The estimated fair value of the Company's term accounts at December 31, 1995 and 1994 was $25.265 billion and $27.471 billion, respectively. These amounts do not include the fair value of a core deposit intangible asset as it is not a financial instrument as defined by SFAS No. 107. If this asset was considered at December 31, 1995 and 1994, the Company estimates the fair value of the core deposit intangible would have been $1.238 billion and $1.307 billion, respectively, at those dates, which is not reflected in the accompanying Consolidated Statements of Financial Condition. The Company estimated the fair value ascribed to the core deposit intangible by estimating the cost savings from the low cost of such deposits over their estimated life and discounting the results using an incremental cost of funds rate.

 Borrowings

  The fair value of borrowings is estimated based on the discounted value of contractual cash flows. The discount rates are estimated using rates currently available to the Company for borrowings with similar terms and remaining maturities. The carrying amounts of the Company's short-term borrowings were $3.519 billion and $2.354 billion at December 31, 1995 and 1994, respectively. The estimated fair value of short-term borrowings at December 31, 1995 and 1994 were $3.599 billion and $2.351 billion, respectively. The carrying amounts of the Company's FHLB and other borrowings were $8.717 billion and $6.822 billion at December 31, 1995 and 1994, respectively. At December 31, 1995 and 1994, the estimated fair value of the Company's FHLB and other borrowings was $8.915 billion and $6.727 billion, respectively. The fair value of the FHLB and other borrowings has been reduced by $1.2 million at December 31, 1995 as a result of the option attached to the note with a brokerage firm.

(11) INCOME TAXES

  The Company accounts for income taxes using SFAS No. 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is established if a deferred tax asset is not more likely than not to be realized. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in net earnings in the period that includes the enactment date.

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

  For federal income tax purposes, savings institutions may compute a bad debt deduction based on a percentage of taxable income or using an experience method. Subsequent to 1986, Home Savings has the ability to use qualifying real property loans adjusted for net charge-offs during the current year, up to the 1987 reserve amount ("base year amount"). For years subsequent to 1987, the base year amount at the end of any year is adjusted if there has been any reduction in qualifying loans at the end of the current year relative to the end of 1987. There have been no adjustments to Home Savings' base year amount. The Consolidated Financial Statements at December 31, 1995 do not include a contingent tax liability of $242 million related to tax bad debt reserves, including the base year amounts as these reserves are not expected to reverse until indefinite future periods or may never reverse. Circumstances that would require an accrual of a portion or all of this unrecorded tax liability are a reduction in loan levels relative to the end of 1987, failure to meet the tax definition of a savings institution, dividend payments in excess of both current year and accumulated tax earnings and profits, or other distributions in dissolution, liquidation or redemption of stock.

  During 1994 the Company entered into a final settlement with the IRS for taxable years 1983 through 1989 which resolved disputes on various issues. The Company adjusted its tax liability based upon this settlement.

  The provision for income taxes (benefit) from continuing operations consisted of:

                                                      YEARS ENDED DECEMBER 31,
                                                     ---------------------------
                                                       1995     1994     1993
                                                     -------- -------- ---------
                                                           (IN THOUSANDS)
Current:
  Federal........................................... $258,105 $147,907 $(39,691)
  State and local...................................   61,403   50,744   (4,598)
                                                     -------- -------- ---------
                                                      319,508  198,651  (44,289)
                                                     -------- -------- ---------
Deferred:
  Federal...........................................   51,161  (16,070) (22,718)
  State and local...................................    3,031   (9,269) (15,027)
                                                     -------- -------- ---------
                                                       54,192  (25,339) (37,745)
                                                     -------- -------- ---------
                                                     $373,700 $173,312 $(82,034)
                                                     ======== ======== =========

  Total income taxes (benefit) were allocated as follows:

                                                      YEARS ENDED DECEMBER 31,
                                                     ---------------------------
                                                       1995     1994     1993
                                                     -------- -------- ---------
                                                           (IN THOUSANDS)
Continuing operations............................... $373,700 $173,312  $(82,034)
Extraordinary loss on
 early extinguishment of debt.......................       --       --   (16,300)
Goodwill............................................       --  (34,382)    7,794
Stockholders' equity................................   50,656  (56,708)   15,088
Other assets or liabilities.........................       43     (773)      556
                                                     -------- -------- ---------
  Total income taxes (benefit)...................... $424,399 $ 81,449 $(74,896)
                                                     ======== ======== =========

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1995 and 1994 were as follows:

                                                              DECEMBER 31,
                                                          --------------------
                                                            1995       1994
                                                          ---------  ---------
                                                            (IN THOUSANDS)
Deferred tax assets:
  Provision for losses on loans and REO.................. $ 209,044  $ 294,770
  Basis differences on REI and partnerships..............    65,856    123,313
  Delinquent accrued interest............................     5,716      6,158
  State and local taxes..................................    15,525      9,771
  Purchase accounting differences........................    24,327     17,753
  Compensation differences...............................     9,500     12,949
  Net operating losses...................................    18,813      8,860
  Investment in subsidiary...............................    72,386     72,386
  Other..................................................       898     (5,188)
                                                          ---------  ---------
    Total deferred tax assets............................   422,065    540,772
  Valuation allowance....................................   (72,386)   (72,386)
                                                          ---------  ---------
    Total deferred tax assets, net of valuation
     allowance...........................................   349,679    468,386
                                                          ---------  ---------
Deferred tax liabilities:
  Loan fee income........................................  (205,915)  (193,779)
  FHLB stock dividends...................................  (120,220)  (114,724)
  Gains on loan sales....................................   (15,477)   (36,999)
  Accrued interest on tax settlements....................   (17,817)   (22,204)
  Basis difference on premises and equipment.............   (14,613)    (9,538)
  Recurring liabilities..................................   (20,219)   (22,126)
  Unrealized gains on securities.........................    (4,871)   (10,917)
                                                          ---------  ---------
    Total deferred tax liabilities.......................  (399,132)  (410,287)
                                                          ---------  ---------
    Net deferred tax asset (liability)................... $ (49,453) $  58,099
                                                          =========  =========

  The Company establishes a valuation allowance if it does not determine that a deferred tax asset is more likely than not to be realized. The valuation allowance relates to the realizability of tax basis differences on subsidiaries.

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

  Income taxes (benefit) in the accompanying Consolidated Financial Statements have been provided at effective tax (benefit) rates of 45.3% (1995), 42.2%
(1994) and (37.3)% (1993). These rates differ from statutory Federal income tax rates. The differences were as follows:

                                         YEARS ENDED DECEMBER 31,
                                ----------------------------------------------
                                    1995           1994             1993
                                -------------  --------------  ---------------
                                          (DOLLARS IN THOUSANDS)
 Taxes (benefit) at statutory
 rate.........................  $288,626 35.0% $143,736  35.0% $(77,023) (35.0)%
 Increases (reductions) in
  taxes resulting from:
   State income tax (benefit),
      net of Federal income
      tax benefit.............    41,882  5.1    34,690   8.5    (5,829)  (2.7)
   Tax basis adjustments for
      assets and liabilities
      of companies acquired...    38,983  4.7    16,986   4.1     1,753    0.8
   Increase (reduction) of
      liabilities from prior
      periods.................       --   --    (20,000) (4.9)    1,237    0.6
   Tax rate changes...........       --   --     (3,100) (0.8)      --     --
   Other......................     4,209  0.5     1,000   0.3    (2,172)  (1.0)
                                -------- ----  --------  ----  --------  -----
 Provision for income taxes
  (benefit)...................  $373,700 45.3% $173,312  42.2% $(82,034) (37.3)%
                                ======== ====  ========  ====  ========  =====

  The Company had total net operating losses of $53.8 million at December 31, 1995. Included in the total are $42.1 million of acquired net operating losses which expire in 2001 and are subject to limitations under Internal Revenue Code Section 382 which limit the Company's use of the losses to $16.8 million each year. The remaining $11.7 million of net operating losses expire in 2009 and are attributable to a subsidiary that is not included in the federal consolidated income tax return of the Company.

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

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

(13) EARNINGS PER COMMON SHARE AND STOCKHOLDER RIGHTS

  The following is a summary of the calculation of earnings per common share:

                                          YEARS ENDED DECEMBER 31,
                                ----------------------------------------------
                                        1995            1994            1993
                                --------------  --------------  --------------
                                (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
Primary earnings (loss) per
 common share:
 Earnings (loss) before
  extraordinary loss and
  cumulative effect of
  accounting change............ $      450,946  $      237,358  $     (138,032)
  Less accumulated dividends on
   preferred stock.............        (50,430)        (50,430)        (38,131)
                                --------------  --------------  --------------
 Earnings (loss) attributable
  to common shares before
  extraordinary loss and
  cumulative effect of
  accounting change............        400,516         186,928        (176,163)
 Extraordinary loss on early
  extinguishment of debt.......            --              --          (21,607)
 Cumulative effect of change in
  accounting for goodwill......       (234,742)            --              --
                                --------------  --------------  --------------
    Net earnings (loss)
     attributable to common
     shares.................... $      165,774  $      186,928  $     (197,770)
                                ==============  ==============  ==============
 Weighted average number of
  common shares outstanding....    117,336,793     117,014,262     116,786,369
 Dilutive effect of outstanding
  common stock equivalents.....        737,298         355,169             --
                                --------------  --------------  --------------
 Weighted average number of
  common shares as adjusted for
  calculation of primary
  earnings (loss) per share....    118,074,091     117,369,431     116,786,369
                                ==============  ==============  ==============
 Primary earnings (loss) per
  common share before
  extraordinary loss and
  cumulative effect of
  accounting change............ $         3.39  $         1.59  $        (1.51)
 Extraordinary loss on early
  extinguishment of debt.......            --              --            (0.18)
 Cumulative effect of change in
  accounting for goodwill......          (1.99)            --              --
                                --------------  --------------  --------------
    Primary earnings (loss) per
     common share.............. $         1.40            1.59  $        (1.69)
                                ==============  ==============  ==============
Fully diluted earnings (loss)
 per common share:
 Earnings (loss) before
  extraordinary loss and
  cumulative effect of
  accounting change............ $      450,946  $      237,358  $     (138,032)
  Less accumulated dividends on
   preferred stock.............        (33,180)        (33,180)        (38,131)
                                --------------  --------------  --------------
 Earnings (loss) attributable
  to common shares before
  extraordinary loss and
  cumulative effect of
  accounting change............        417,766         204,178        (176,163)
 Extraordinary loss on early
  extinguishment of debt.......            --              --          (21,607)
 Cumulative effect of change in
  accounting for goodwill......       (234,742)            --              --
                                --------------  --------------  --------------
    Net earnings (loss)
     attributable to common
     shares.................... $      183,024  $      204,178  $     (197,770)
                                ==============  ==============  ==============
 Weighted average number of
  common shares outstanding....    117,336,793     117,014,262     116,786,369
 Dilutive effect of outstanding
  common stock equivalents.....     13,041,268      11,931,980             --
                                --------------  --------------  --------------
 Weighted average number of
  common shares as adjusted for
  calculation of fully diluted
  earnings (loss) per share....    130,378,061     128,946,242     116,786,369
                                ==============  ==============  ==============
 Fully diluted earnings (loss)
  per common share before
  extraordinary loss and
  cumulative effect of
  accounting change............ $         3.20  $         1.58  $        (1.51)
 Extraordinary loss on early
  extinguishment of debt.......            --              --            (0.18)
 Cumulative effect of change in
  accounting for goodwill......          (1.80)            --              --
                                --------------  --------------  --------------
    Fully diluted earnings
     (loss) per common share... $         1.40  $         1.58  $        (1.69)
                                ==============  ==============  ==============

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

  Common stock equivalents identified by the Company in determining its primary earnings per common share are stock options and stock appreciation rights. In addition, common stock equivalents used in the determination of fully diluted earnings per common share include the effect of the 6% Cumulative Convertible Preferred Stock, Series D, which is convertible into
11.8 million shares of Common Stock at $24.335 per share of Common Stock.

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

(14) REGULATORY CAPITAL AND DIVIDENDS

  The Office of Thrift Supervision ("OTS") has adopted regulations ("Capital Regulations") that contain a capital standard for savings institutions. Home Savings is in compliance with the Capital Regulations at December 31, 1995.

  The payment of dividends is subject to certain Federal income tax consequences. Specifically, Home Savings is capable of paying dividends to Ahmanson in any year without incurring tax liability only if such dividends do not exceed both the tax basis current year earnings and profits and accumulated tax earnings and profits as of the beginning of the year.

  Thirty days' prior notice to the OTS of the intent to declare dividends is required for the declaration of such dividends by Home Savings. The Capital Regulations generally allow a savings institution which meets its fully phased-in capital requirements to distribute without OTS approval dividends up to 100% of the institution's net income during a calendar year plus the amount that would reduce the institution's "surplus capital ratio" (the excess over its fully phased-in capital requirement) to one-half of its surplus capital ratio at the beginning of the calendar year. Ahmanson and Home Savings have also agreed with federal regulators to limit the payment of dividends by Home Savings. At January 1, 1996 Home Savings could have paid dividends of approximately $168.6 million under the most restrictive of the foregoing limits without OTS approval. However, the OTS has the authority to preclude the declaration of any dividends or adopt more stringent amendments to the Capital Regulations.

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

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

  The following table sets forth the Plan's funded status and liabilities accrued in the Company's Consolidated Statements of Financial Condition at December 31, 1995 and 1994:

                                                              DECEMBER 31,
                                                            ------------------
                                                              1995      1994
                                                            --------  --------
                                                             (IN THOUSANDS)
Actuarial present value of benefit obligations:
  Vested accumulated benefits.............................. $198,570  $166,817
  Nonvested accumulated benefits...........................    5,530     5,230
                                                            --------  --------
    Total accumulated benefits............................. $204,100  $172,047
                                                            ========  ========
  Projected benefit obligation for service rendered to
   date.................................................... $224,888  $189,278
Plan assets at fair value; primarily listed common stocks,
 U.S. government obligations and corporate bonds and
 debentures................................................  253,602   198,075
                                                            --------  --------
Funded status--Plan assets in excess of projected benefit..   28,714     8,797
Items not yet recognized in earnings:
  Unrecognized net loss....................................   13,004    14,690
  Prior service cost not yet recognized in net periodic
   pension cost............................................      517       656
  Unrecognized transition asset being recognized over 8.8
   years...................................................   (1,595)   (2,647)
                                                            --------  --------
    Prepaid pension cost included in "Other liabilities"... $ 40,640  $ 21,496
                                                            ========  ========

  The net pension expense for the Plan was $5.9 million, $6.1 million and $5.8 million for the years 1995, 1994 and 1993, respectively. Net pension expense for 1995, 1994 and 1993 included the following components:

                                                     1995      1994      1993
                                                   --------  --------  --------
                                                         (IN THOUSANDS)
Service cost-benefits earned during the period.... $  9,006  $ 10,004  $  8,281
Interest cost on projected benefit obligations....   16,056    13,741    13,238
Actual return on plan assets......................  (43,221)   (3,874)  (21,972)
Net amortization and deferral.....................   24,015   (13,754)    6,290
                                                   --------  --------  --------
  Net pension expense............................. $  5,856  $  6,117  $  5,837
                                                   ========  ========  ========

  As prescribed by SFAS No. 87, the Company uses the projected unit credit actuarial cost method for financial reporting purposes. The discount rate and weighted average rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligations for the qualified plan were 7.75% and 4.75%, respectively. The expected long-term weighted average rate of return on assets was 9.0%.

  The Company has a Supplemental Executive Retirement Plan ("SERP") and an Outside Director Retirement Plan ("ODRP") which are nonqualified, noncontributory pension plans ("Nonqualified Plans"). The Company's SERP is a defined benefit plan under which the Company pays benefits to certain officers of the Company designated by the Compensation Committee of the Company's Board of Directors in an amount equal to a specified percentage of the participant's highest average annual earnings for three consecutive years during the participant's final 10 years of employment and are based on years of service subject to a maximum of 15 years. Such benefits are reduced to the extent a participant receives benefits from primary Social Security and the Plan. The Company's ODRP is a retirement plan for directors of the Company who are not also officers or employees of the Company. Under the ODRP, a participating director receives annual retirement benefits equal to the director's annual fee during the twelve-month period immediately preceding the director's retirement from

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES the Board. Benefits under the ODRP generally are payable for a period equal to the participant's period of service on the Board plus certain governmental service, with a lifetime benefit payable to participants with 15 or more years of service.

  The following table sets forth the Nonqualified Plans' funded status and liabilities accrued in the Company's Consolidated Statements of Financial Condition at December 31, 1995 and 1994:

                                                              DECEMBER 31,
                                                            ------------------
                                                              1995      1994
                                                            --------  --------
                                                             (IN THOUSANDS)
Actuarial present value of benefit obligations:
  Vested accumulated benefits.............................. $ 23,893  $ 21,227
  Nonvested accumulated benefits...........................      165       164
                                                            --------  --------
    Total accumulated benefits............................. $ 24,058  $ 21,391
                                                            ========  ========
  Projected benefit obligation for service rendered to
   date.................................................... $ 26,176  $ 23,493
Plan assets at fair value..................................      --        --
                                                            --------  --------
Funded status--Projected benefit in excess of plan assets..  (26,176)  (23,493)
Items not yet recognized in earnings:
  Unrecognized net loss....................................    4,085     1,606
  Prior service cost not yet recognized in net periodic
   pension cost............................................    4,298     4,736
  Unrecognized net obligation being recognized over 15
   years...................................................    1,739     2,052
  Adjustment required to reflect minimum liability.........   (7,917)   (6,292)
                                                            --------  --------
    Accrued pension cost included in "Other liabilities"... $(23,971) $(21,391)
                                                            ========  ========

  The net pension expense for the Nonqualified Plans was $3.0 million, $2.9 million and $2.7 million for the years 1995, 1994 and 1993, respectively. Net pension expense for 1995, 1994 and 1993 included the following components:

                                                            1995   1994   1993
                                                           ------ ------ ------
                                                              (IN THOUSANDS)
Service cost-benefits earned during the period............ $  208 $   73 $  307
Interest cost on projected benefit obligations............  2,001  1,825  1,640
Net amortization and deferral.............................    751    959    755
                                                           ------ ------ ------
  Net pension expense..................................... $2,960 $2,857 $2,702
                                                           ====== ====== ======

  The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation for the Nonqualified Plans were 7.75% and 4.75%, respectively as of December 31, 1995.

  The Company has a Savings Plan for employees which allows participants to make contributions by salary deduction equal to 15% or less of their salary pursuant to section 401(k) of the Internal Revenue Code. Employee contributions are matched by the Company at the rate of one dollar per dollar up to 3% of the employee's salary. Employees vest immediately in their own contributions and they vest in the Company's contributions based on years of service. Total Company contributions and administrative expenses of the Savings Plan in 1995 were $7.2 million and in both 1994 and 1993 were $7.1 million.

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

 Other Postretirement Benefit Plans

  The Company provides certain postretirement benefits, including health care, life insurance and dental care, to qualifying retired employees. Current employees will be immediately eligible for such postretirement benefits upon retirement from the Company based on years of service and age at retirement. The level of these postretirement benefits are at the discretion of the Company. The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 8.75% as of December 31, 1995. The Company accounts for other post retirement benefits using SFAS No. 106, "Employers' Accounting for Post Retirement Benefits Other Than Pensions." SFAS No. 106 requires accrual, during the years employees render service to earn the benefits, of the expected cost of providing the benefits to the employees, their beneficiaries and covered dependents.

  The following table sets forth the accumulated postretirement benefits obligation at December 31, 1995 and 1994:

                                                               DECEMBER 31,
                                                             ------------------
                                                               1995      1994
                                                             --------  --------
                                                              (IN THOUSANDS)
Accumulated postretirement benefit obligation:
  Retirees.................................................  $ 13,779  $ 12,547
  Fully eligible active employees..........................     1,101     1,153
  Other active employees...................................     1,465       629
                                                             --------  --------
    Total accumulated postretirement benefit obligation....    16,345    14,329
Plan assets at fair value..................................       --        --
                                                             --------  --------
Funded status--Accumulated benefit obligation in excess of
 plan assets...............................................   (16,345)  (14,329)
Unrecognized transition obligation being recognized over 20
 years.....................................................    13,693    14,499
Unrecognized (gain) loss...................................     1,604      (921)
                                                             --------  --------
    Accrued postretirement benefit cost....................  $ (1,048) $   (751)
                                                             ========  ========

  The total postretirement benefit expense for the Plan was $2.4 million for 1995, 1994 and 1993, which included the following components:

                                                               DECEMBER 31,
                                                           --------------------
                                                            1995   1994   1993
                                                           ------ ------ ------
                                                              (IN THOUSANDS)
Service cost.............................................. $  207 $  348 $  317
Amortization of transition obligation.....................    806    806    806
Interest cost.............................................  1,400  1,205  1,277
                                                           ------ ------ ------
  Total postretirement benefit expense ................... $2,413 $2,359 $2,400
                                                           ====== ====== ======

 Stock Compensation Plans

  As of December 31, 1995 there were 6,043,752 shares of the Company's Common Stock available for awards and grants to officers and key employees of the Company under the 1993 Stock Incentive Plan (the "1993 Plan"). The 1993 Plan, the 1984 Stock Incentive Plan ("the 1984 Plan") and the Long-Term Management Performance Plan (the "1979 Plan") provide for the issuance of Incentive and Nonqualified Stock Options and Restricted Stock Awards. No further awards may be made under the 1984 and 1979 Plans. The 1993 and 1984 Plans also provide for the issuance of Stock Appreciation Rights ("SARs") in tandem with

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

Nonqualified and Incentive Stock Options. Nonqualified and Incentive Stock Options permit participants to purchase shares of the Company's Common Stock at a price per share not less than the fair market value per share on the date of grant. Restricted Stock Awards provide for the issuance of shares of the Company's Common Stock without payment or upon payment by the participants of up to 10% of the fair market value of the shares. SARs provide the recipient with the right to receive payment in cash or shares of the Company's Common Stock equal to the appreciation in value of the optioned shares from the date of grant in lieu of exercising the related stock option. These SARs become exercisable at the same times as the related options. Total compensation expense (credit) related to SARs was $3.8 million, $(1.3) million and $0.6 million for 1995, 1994 and 1993, respectively.

  The following is a summary of Restricted Stock Award transactions in 1995, 1994 and 1993. Final restrictions lapse in the year 2000.

                                                      1995     1994      1993
                                                    --------  -------  --------
Balance beginning of year..........................  172,514  259,702   611,984
  Granted and issued...............................    9,000      --      9,917
                                                    --------  -------  --------
                                                     181,514  259,702   621,901
  Cancelled........................................   (9,911) (11,917)  (34,102)
  Restrictions lapsed.............................. (106,187) (75,271) (328,097)
                                                    --------  -------  --------
Balance end of year................................   65,416  172,514   259,702
                                                    ========  =======  ========

  Total compensation expense related to Restricted Stock Awards was $0.9 million, $1.4 million and $5.6 million for 1995, 1994 and 1993, respectively.

  At December 31, 1995 options to purchase 3,361,164 shares of the Company's Common Stock under the 1984 and 1993 Plans were outstanding as follows:

                            OPTION PRICE (MARKET
                           VALUE AT DATE OF GRANT)
                    -------------------------------------
                          PER                           EXPIRATION        SHARES
       SHARES            SHARE              TOTAL          DATE          WITH SARS
      ---------     ---------------         -----       ----------       ---------
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
        101,331     $  7.74-20.38         $  1,931           1996            53,781
        119,890          16.69               2,001           1997            34,680
        126,765          16.94               2,147           1998            22,500
        163,617       21.56-22.25            3,577           1999            31,032
        136,536       13.13-19.25            1,993           2000            68,877
        160,921       13.94-18.19            2,585           2001               --
        169,503          14.94               2,532           2002               --
        996,752       17.13-20.06           18,355           2003               --
      1,385,849       16.00-25.94           26,552           2005               --
      ---------                           --------                          -------
      3,361,164                           $ 61,673                          210,870
      =========                           ========                          =======

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

  Options expiring through 2002 are all currently exercisable. The options expiring in 2003 are exercisable in annual increments of 33 1/3% commencing in November 1994 except options for 300,000 shares which were 100% exercisable in November 1993, 400,084 shares which were 100% exercisable in May 1994 and 50,000 shares which were 100% exercisable in June 1994. The options expiring in 2005 are exercisable in annual increments of 33 1/3% commencing in February and July 1996, except options for 449,462 shares which are exercisable in 1995, 296,817 shares which are exercisable in 1996, 2,000 shares which are exercisable in 1997 and 31,923 shares which are exercisable in 1998.

  Option transactions under the 1979, 1984 and 1993 Plans during 1995, 1994 and 1993 were as follows:

                                                  1995       1994       1993
                                                ---------  ---------  ---------
Options outstanding beginning of year.......... 3,412,598  3,525,176  3,016,530
 Options granted ($18.06-$25.94 per share)
   Without SARs................................ 1,203,608    254,465  1,222,081
 Options cancelled ($13.05-$22.25 per share)
   With SARs...................................       --        (510)   (16,134)
   Upon exercise of SARs.......................  (310,915)   (27,000)  (290,435)
   Without SARs................................  (106,153)   (77,154)  (149,289)
 Options exercised ($13.13-$22.25 per share)
   Without SARs................................  (765,524)  (262,379)  (200,960)
   With SARs cancelled.........................   (72,450)       --     (56,617)
                                                ---------  ---------  ---------
Options outstanding end of year................ 3,361,164  3,412,598  3,525,176
                                                =========  =========  =========

(16) FINANCIAL HIGHLIGHTS BY PRINCIPAL BUSINESS OPERATIONS

  Financial highlights concerning the Company's principal business operations (industry segments) at or for the years ended December 31, 1995, 1994 and 1993 are as follows:

                                            1995         1994         1993
                                         -----------  -----------  -----------
                                                   (IN THOUSANDS)
Revenues:
 Savings and lending.................... $ 4,307,271  $ 3,257,689  $ 3,178,115
 Mortgage banking.......................      85,419       88,873      127,509
 REI....................................       2,101        1,997        2,672
 Corporate and other....................       2,709        7,172       12,954
                                         -----------  -----------  -----------
    Consolidated revenues............... $ 4,397,500  $ 3,355,731  $ 3,321,250
                                         ===========  ===========  ===========
Operating income (loss) before taxes
 (benefit) extraordinary loss and
 cumulative effect of accounting change:
 Savings and lending.................... $   933,734  $   527,753  $    40,698
 Mortgage banking.......................      18,299       42,747       38,544
 REI....................................     (81,844)    (127,068)    (259,943)
 Corporate and other....................     (45,543)     (32,762)     (39,365)
                                         -----------  -----------  -----------
    Consolidated operating income (loss)
     before income taxes (benefit),
     extraordinary loss and cumulative
     effect of accounting change........ $   824,646  $   410,670  $  (220,066)
                                         ===========  ===========  ===========
Assets:
 Savings and lending.................... $48,997,401  $53,360,067  $49,965,028
 Mortgage banking.......................   1,201,055      222,705      617,111
 REI....................................     262,410      439,767      511,129
 Corporate and other....................      68,720     (295,746)    (222,023)
                                         -----------  -----------  -----------
    Consolidated assets................. $50,529,586  $53,726,793  $50,871,245
                                         ===========  ===========  ===========

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

(17) PARENT COMPANY FINANCIAL INFORMATION

  (See other Notes to Consolidated Financial Statements.)

                                                              DECEMBER 31,
                                                          ---------------------
                                                             1995       1994
                                                          ---------- ----------
                                                             (IN THOUSANDS)
CONDENSED STATEMENTS OF FINANCIAL CONDITION
Assets:
 Cash and amounts due from banks......................... $      345 $      567
 Securities purchased under agreements to resell.........     12,000        --
 Short-term investments due from Home Savings............    296,009    242,959
 Other short-term investments............................      8,554        485
                                                          ---------- ----------
    Total cash and cash equivalents......................    316,908    244,011
 Other investment securities held to maturity............        --      12,189
 Accounts and notes receivable from subsidiaries.........    249,560     14,498
 Refundable income taxes.................................        --      13,488
 Investment in Home Savings..............................  3,147,445  3,163,659
 Investment in other subsidiaries........................     99,991     67,557
 Other assets............................................    101,931    126,318
                                                          ---------- ----------
                                                          $3,915,835 $3,641,720
                                                          ========== ==========
Liabilities and Stockholders' Equity:
 Notes payable........................................... $  804,688 $  646,241
 Accrued expenses and other liabilities..................     37,403     30,878
 Income taxes............................................     16,822        --
                                                          ---------- ----------
    Total liabilities....................................    858,913    677,119
 Stockholders' equity....................................  3,056,922  2,964,601
                                                          ---------- ----------
                                                          $3,915,835 $3,641,720
                                                          ========== ==========

                                                  YEARS ENDED DECEMBER 31,
                                                ------------------------------
                                                  1995       1994      1993
                                                ---------  --------  ---------
                                                       (IN THOUSANDS)
CONDENSED STATEMENTS OF OPERATIONS
Income:
  Cash dividends from Home Savings............. $ 410,000  $160,000  $ 145,000
  Cash dividends from other subsidiaries.......    32,000    89,950      8,000
  Interest.....................................    30,549    11,626      8,675
  Other income.................................       774       694        630
                                                ---------  --------  ---------
                                                  473,323   262,270    162,305
                                                ---------  --------  ---------
Expenses:
  Interest.....................................    64,123    50,210     45,759
  General and administrative expenses..........    27,197    10,647     22,635
  Income tax benefit...........................   (30,439)  (31,939)   (24,409)
                                                ---------  --------  ---------
                                                   60,881    28,918     43,985
                                                ---------  --------  ---------
Earnings before equity in undistributed net
 earnings (loss) of subsidiaries...............   412,442   233,352    118,320
Equity in undistributed net earnings (loss) of
subsidiaries...................................  (196,238)    4,006   (277,959)
                                                ---------  --------  ---------
Net earnings (loss)............................ $ 216,204  $237,358  $(159,639)
                                                =========  ========  =========

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

                                                 YEARS ENDED DECEMBER 31,
                                               -------------------------------
                                                 1995       1994       1993
                                               ---------  ---------  ---------
                                                      (IN THOUSANDS)
CONDENSED STATEMENTS OF CASH FLOWS
Cash flows from operating activities:
  Net earnings (loss)......................... $ 216,204  $ 237,358  $(159,639)
  Adjustments to reconcile net earnings (loss)
   to net cash provided by operating
   activities:
    Equity in undistributed net earnings
     (loss) of subsidiaries...................   196,238     (4,006)   277,959
    Other, net................................    39,888      5,130    (52,034)
                                               ---------  ---------  ---------
      Net cash provided by operating
       activities.............................   452,330    238,482     66,286
                                               ---------  ---------  ---------
Cash flows from investing activities:
  Purchase of interest in partnership from
   Home Savings...............................       --         --     (50,000)
  Purchase of real estate subsidiaries........   (29,144)       --         --
  Capital contributions to Home Savings.......   (54,700)  (140,000)  (329,857)
  Capital contributions to subsidiaries.......   (16,878)       --         --
  Net increase in notes receivable from
   subsidiaries...............................  (229,790)   (13,700)       --
  Purchase of other investment securities.....   (25,788)   (25,000)       --
  Proceeds from sale of other investment
   securities.................................    25,981        --         --
  Maturities of other investment securities...    12,189     12,811        --
  Other, net..................................   (19,281)    (3,119)    (1,087)
                                               ---------  ---------  ---------
      Net cash used in investing activities...  (337,411)  (169,008)  (380,944)
                                               ---------  ---------  ---------
Cash flows from financing activities:
  Net proceeds from issuances of Preferred
   Stock......................................       --         --     469,135
  Dividends on Common Stock ($0.88 per share).  (103,163)  (102,948)  (102,804)
  Dividends on Preferred Stock................   (50,430)   (50,430)   (35,329)
  Common stock purchased for Treasury.........   (62,595)       --         --
  Net proceeds from issuance of Subordinated
   Debt.......................................       --     123,668        --
  Net proceeds from issuance of Medium Term
   Notes......................................   159,052        --         --
  Proceeds from issuance of notes payable to
   subsidiaries...............................       --       6,745     20,000
  Other, net..................................    15,114      5,296      4,887
                                               ---------  ---------  ---------
      Net cash provided by (used in) financing
       activities.............................   (42,022)   (17,669)   355,889
                                               ---------  ---------  ---------
Net increase in cash and cash equivalents.....    72,897     51,805     41,231
Cash and cash equivalents at beginning of
year..........................................   244,011    192,206    150,975
                                               ---------  ---------  ---------
Cash and cash equivalents at end of year...... $ 316,908  $ 244,011  $ 192,206
                                               =========  =========  =========

  In 1995 Ahmanson purchased the stock of two real estate subsidiaries of Home Savings, with over $75 million of REI assets, for $29.1 million.