Form 10-Q
period 1996-03-31
AHMANSON H F & CO /DE/
filed 1996-05-14
CIK 771667

                                  FORM 10-Q


                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.   20549

        (X)       QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               for the quarterly period ended March 31, 1996

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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1996: $.01 par value - 112,512,418 shares.

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

H. F. AHMANSON & COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited) (in thousands)



Assets                                                        March 31, 1996       December 31, 1995
- ------                                                        --------------       -----------------
Cash and amounts due from banks                                $   683,480           $   752,878
Securities purchased under agreements to resell                    278,000               381,000
Other short-term investments                                        14,364                13,278
                                                               -----------           -----------
     Total cash and cash equivalents                               975,844             1,147,156
Other investment securities held to
  maturity [market value
  $2,436 (March 31, 1996) and
  $2,484 (December 31, 1995)]                                        2,445                 2,448
Other investment securities available for
  sale [amortized cost
  $9,250 (March 31, 1996) and
  $9,327 (December 31, 1995)]                                        9,809                 9,908
Investment in stock of Federal Home
  Loan Bank (FHLB), at cost                                        402,427               485,938
Mortgage-backed securities (MBS)
  held to maturity [market value
  $5,783,951 (March 31, 1996) and
  $5,965,045 (December 31, 1995)]                                5,649,418             5,825,276
MBS available for sale [amortized cost
  $10,472,415 (March 31, 1996) and
  $10,293,537 (December 31, 1995)]                              10,410,053            10,326,866
Loans receivable less allowance for losses of
  $385,367 (March 31, 1996) and
  $380,886 (December 31, 1995)                                  30,211,898            30,273,514
Loans held for sale [amortized cost
  $264,534 (March 31, 1996) and market value
  $992,550 (December 31, 1995)]                                    259,241               981,865
Accrued interest receivable                                        223,968               228,111
Real estate held for development and
  investment (REI) less allowance for losses of
  $286,327 (March 31, 1996)and
  $283,748 (December 31, 1995)                                     230,445               234,855
Real estate owned held for sale (REO)
  less allowance for losses of
  $37,137 (March 31, 1996) and
  $38,080 (December 31, 1995)                                      225,870               225,566
Premises and equipment                                             413,487               410,947
Goodwill and other intangible assets                               143,981               147,974
Other assets                                                       623,100               229,162
                                                               -----------           -----------
                                                               $49,781,986           $50,529,586
                                                               ===========           ===========

Liabilities and Stockholders' Equity
- ------------------------------------

Deposits                                                       $33,947,928           $34,244,481
Short-term borrowings under agreements
  to repurchase securities sold                                  1,998,431             3,519,311
Other short-term borrowings                                         50,000                  -
FHLB and other borrowings                                        9,553,436             8,717,117
Other liabilities                                                1,170,026               873,313
Income taxes                                                       109,463               118,442
                                                               -----------           -----------
  Total liabilities                                             46,829,284            47,472,664
Stockholders' equity                                             2,952,702             3,056,922
                                                               -----------           -----------
                                                               $49,781,986           $50,529,586
                                                               ===========           ===========

H. F. AHMANSON & COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(dollars in thousands except per share data)


                                                                         For the Three
                                                                     Months Ended March 31,
                                                                   -------------------------
                                                                       1996          1995
                                                                   -----------   -----------
Interest income:
  Interest on loans                                                $   574,855   $   630,791
  Interest on MBS                                                      308,354       220,087
  Interest and dividends on investments                                 11,661        43,105
                                                                   -----------   -----------
      Total interest income                                            894,870       893,983
                                                                   -----------   -----------

Interest expense:
  Deposits                                                             387,173       439,458
  Short-term borrowings                                                 40,230        49,518
  FHLB and other borrowings                                            150,485       109,763
                                                                   -----------   -----------
      Total interest expense                                           577,888       598,739
                                                                   -----------   -----------
      Net interest income                                              316,982       295,244
Provision for loan losses                                               45,942        26,544
                                                                   -----------   -----------
      Net interest income after provision for loan losses              271,040       268,700
                                                                   -----------   -----------
Other income:
  Gain on sales of MBS                                                    -              603
  Gain on sales of loans                                                15,028           231
  Loan servicing income                                                 15,145        12,966
  Other fee income                                                      26,819        23,972
  Gain on sales of investment securities                                  -               10
  Other operating income                                                 3,538        (1,800)
                                                                   -----------   -----------
                                                                        60,530        35,982
                                                                   -----------   -----------
Other expenses:
  General and administrative expenses (G&A)                            193,048       182,752
  Operations of REI                                                      6,743         1,087
  Operations of REO                                                     25,689        21,053
  Amortization of goodwill and other intangible assets                   3,994         6,911
                                                                   -----------   -----------
                                                                       229,474       211,803
                                                                   -----------   -----------

Earnings before provision for income taxes and cumulative
  effect of accounting change                                          102,096        92,879
Provision for income taxes                                              37,341        40,029
                                                                   -----------   -----------
Earnings before cumulative effect of accounting change                  64,755        52,850
Cumulative effect of change in accounting for goodwill                    -         (234,742)
                                                                   -----------   -----------
Net earnings (loss)                                                $    64,755   $  (181,892)
                                                                   ===========   ===========

Earnings (loss) per common share - primary and fully diluted:
  Earnings before cumulative effect of accounting change           $      0.45   $      0.34
  Cumulative effect of change in accounting for goodwill                   -           (2.00)
                                                                   -----------   -----------
  Net earnings (loss)                                              $      0.45   $     (1.66)
                                                                   ===========   ===========
Common shares outstanding, weighted average:
   Primary                                                         114,781,516   117,143,614
   Fully diluted                                                   126,651,898   117,143,614

Return on average assets                                                  0.51%        (1.33)%
Return on average equity                                                  8.60%       (25.84)%
Return on average tangible equity*                                        9.60%         9.26 %
Ratio of G&A expenses to average assets                                   1.53%         1.34 %



*Net earnings excluding amortization of goodwill and other intangible assets, and cumulative effect of change in accounting for goodwill, as a percentage of average equity excluding goodwill and other intangible assets.

H. F. AHMANSON & COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)


                                                                                      For The Three
                                                                                  Months Ended March 31,
                                                                                 ------------------------
                                                                                     1996         1995
                                                                                 -----------  -----------
Cash flows from operating activities:
 Net earnings (loss)                                                             $    64,755  $  (181,892)
 Adjustments to reconcile net earnings (loss) to net cash
  provided by (used in) operating activities:
   Provision for losses on loans and real estate                                      59,422       36,157
   Cumulative effect of change in accounting for goodwill                               -         234,742
   Decrease in accrued interest receivable                                             4,143       52,859
   Proceeds from sales of loans held for sale                                        956,134       43,449
   Loans originated for sale                                                        (631,777)     (53,511)
   Increase (decrease) in other liabilities                                           21,009     (112,527)
   Other, net                                                                        (58,238)     (30,888)
                                                                                 -----------  -----------
    Net cash provided by (used in) operating activities                              415,448      (11,611)
                                                                                 -----------  -----------

Cash flows from investing activities:
 Proceeds from sales of MBS available for sale                                          -         139,007
 Principal payments on loans                                                         466,255      392,733
 Principal payments on MBS                                                           372,830      242,153
 Loans originated for investment (net of refinances)                                (537,211)  (1,559,702)
 Loans purchased                                                                        (705)     (36,907)
 Net redemption (purchase) of FHLB stock                                              89,386      (22,209)
 Proceeds from sales of REO                                                           95,700       74,546
 Other, net                                                                          (25,732)      11,511
                                                                                 -----------  -----------
    Net cash provided by (used in) investing activities                              460,523     (758,868)
                                                                                 -----------  -----------
Cash flows from financing activities:
 Net increase (decrease) in deposits                                                (296,553)     977,539
 Net deposits purchased                                                                 -          37,150
 Net decrease in borrowings maturing in 90 days or less                           (1,015,880)    (521,668)
 Proceeds from other borrowings                                                    1,638,723        7,404
 Repayment of other borrowings                                                    (1,258,394)    (283,982)
 Common stock purchased for treasury                                                 (77,517)        -
 Dividends to stockholders                                                           (37,662)     (38,368)
                                                                                 -----------  -----------
    Net cash provided by (used in) financing activities                           (1,047,283)     178,075
                                                                                 -----------  -----------
Net decrease in cash and cash equivalents                                           (171,312)    (592,404)

Cash and cash equivalents at beginning of period                                   1,147,156    2,046,620
                                                                                 -----------  -----------
Cash and cash equivalents at end of period                                       $   975,844  $ 1,454,216
                                                                                 ===========  ===========


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                            BASIS OF PRESENTATION

     The preceding Condensed Consolidated Financial Statements present financial data of H. F. Ahmanson & Company and subsidiaries. As used herein "Ahmanson" means H. F. Ahmanson & Company, a Delaware corporation, and the "Company" means Ahmanson and its subsidiaries. The Company is one of the largest residential real estate-oriented financial services companies in the United States, and is engaged in the consumer banking business and related financial service activities. Home Savings of America, FSB ("Home Savings"), a wholly-owned subsidiary of Ahmanson, is currently the largest savings institution in the United States. Certain amounts in prior periods' financial statements have been reclassified to conform to the current presentation.


                                   OVERVIEW

     The Company reported earnings for the first quarter of 1996 of $64.8 million, or $0.45 per fully diluted common share, compared to $60.7 million, or $0.40 per fully diluted common share, earned in the fourth quarter of 1995. In the first quarter of 1995, the Company recorded a net loss of $181.9 million, or $1.66 per fully diluted common share, which included a $234.7 million charge relating to a change in accounting for goodwill. Excluding this charge and the related amortization, results for the first quarter of 1995 were earnings of $52.9 million, or $0.34 per fully diluted common share.

RESULTS OF OPERATIONS

     Net interest income totaled $317.0 million for the first quarter of 1996, compared to $295.2 million in the first quarter of 1995, and $306.9 million in the fourth quarter of 1995. In the first quarter of 1996, the average net interest margin was 2.64%, compared to 2.27% in the first quarter of 1995, and 2.54% in the fourth quarter of 1995. At March 31, 1996, the net interest margin was 2.74%. The increase in the net interest margin during the first quarter of 1996 was due to a decline in wholesale funding costs, coupled with a decline in the cost of deposits.

     For the first quarter of 1996, other income was $60.5 million, an increase of $24.5 million from the amount reported in the year ago quarter, and an increase of $12.3 million from the fourth quarter of 1995. During the first quarter of 1996, the Company sold $586.0 million of fixed rate loans and $353.4 million of Adjustable Rate Mortgages ("ARMs") from its held-for-sale portfolio for a gain of $15.0 million. Fee income from Griffin Financial Services, the Company's investment and insurance services subsidiary, also increased from the fourth quarter of 1995.

     General and administrative expenses ("G&A") were $193.0 million in the first quarter of 1996, compared to $182.8 million in the first quarter of 1995 and $199.2 million in the fourth quarter of 1995. In the first quarter of 1996, the Company recorded approximately $5 million of severance expense. Recent major initiatives such as consumer lending, Project HOME Run (the reengineering of the real estate loan origination process) and electronic banking accounted for approximately $6 million of the increase from the first quarter of 1995. G&A for the first quarter of 1995 included a $5.7 million refund of Federal Deposit Insurance Corporation premiums.

     The operating efficiency ratio, which measures G&A expenses as a percent of net interest income and loan servicing and other fee income, was 53.8% in the first quarter of 1996, compared to 55.0% in the first quarter of 1995 and 57.0% in the fourth quarter of 1995.

     During the first quarter of 1996, the Company provided $45.9 million for loan losses, compared to $26.5 million in the first quarter of 1995 and $37.9 million in the fourth quarter of 1995. Expenses for the operations of foreclosed real estate amounted to $25.7 million in the first quarter of 1996, compared to $21.1 million in the first quarter of 1995 and $25.1 million in the fourth quarter of 1995. Increases in the provision for loan losses and the operations of foreclosed real estate during the first quarter of 1996 were due to continued weakness in the Southern California real estate market.

Approximately 25% of total interest-costing liabilities at March 31, 1996 consisted of wholesale liabilities, compared to 25% and 18% at December 31, 1995 and March 31, 1995, respectively.

     At March 31, 1996, nonperforming assets ("NPAs") totaled $977.4 million, or 1.96% of total assets, compared to $878.6 million, or 1.64%, at March 31, 1995, and $949.4 million, or 1.88%, at December 31, 1995. NPAs increased $44.7 million in January 1996 and $31.1 million in February, then decreased by $47.8 million in March. Troubled debt restructurings ("TDRs") totaled $168.4 million at March 31, 1996.

     Net loan charge-offs for the first quarter of 1996 totaled $41.5 million, compared to $35.7 million in the first quarter of 1995, and $42.3 million in the fourth quarter of 1995.

     At March 31, 1996, the allowances for loan losses and foreclosed real estate were $385.4 million and $37.1 million, respectively. The ratio of allowances for losses to NPAs equaled 41.7% at March 31, 1996, compared to 46.8% at March 31, 1995, and 42.4% at December 31, 1995.

LOAN ORIGINATIONS

     The Company originated $1.3 billion of loans in the first quarter of 1996, compared to $1.7 billion in the year-ago quarter. In the first quarter of 1996, 83% of originated loans were single family mortgages and 43% were ARMs. Loans to refinance real estate holdings accounted for 44% of the Company's first quarter 1996 originations, compared to 27% of the Company's first quarter 1995 originations. Single family originations in California accounted for 61% of the Company's single family loan production during the first quarter of 1996. The Company funded $16.6 million in consumer loans during the quarter and had additional unfunded commitments of $10.0 million at March 31, 1996. The Company had $66.7 million in applications in the consumer loan pipeline at March 31, 1996, an increase of $50.8 million from December 31, 1995.

DEPOSITS

     At March 31, 1996, deposits totaled $33.9 billion compared to $41.7 billion at March 31, 1995 and $34.2 billion at December 31, 1995. The $7.8 billion, or 19%, decrease from a year ago principally reflects the purchase of $1.2 billion in deposits from Household Bank in June 1995, followed by the September 1995 sale of the New York retail deposit branch system (the "New York sale") with deposits totaling $8.1 billion.

CAPITAL

     At March 31, 1996, Home Savings of America's capital ratios exceeded all regulatory requirements for well-capitalized institutions, the highest regulatory standard. On March 31, 1996, fully phased-in core capital exceeded the well-capitalized standard by $546 million.

     On March 12, 1996, Home Savings redeemed at par $250 million of 10.5% subordinated debentures. The redemption affected risk-based capital ratios, but neither tangible nor core capital ratios were affected. Home Savings was $606 million above the well-capitalized risk-based capital standard at March 31, 1996.

STOCK REPURCHASE PROGRAM

     On May 14, 1996, the Company announced that it had completed its initial $250 million stock repurchase program and that the Board of Directors had authorized a new stock repurchase program of $150 million. During the initial program, which was announced on October 3, 1995, the Company purchased 10.4 million shares, or 9% of the outstanding common shares, at an average price of $23.98 per share.

     In addition to its new program to repurchase common stock, the Company announced that on September 3, 1996, it will redeem at par its 9.60% Preferred Stock Series B, at $25.00 per Depositary Share, plus accrued and unpaid dividends to the redemption date. Although the Company does not plan to replace the preferred issue at this time, the Company may decide to add to its outstanding preferred stock in the future.


     Upon completion of the initial repurchase program, the Company had 107.8 million common shares outstanding.


HOME SAVINGS TO PURCHASE 61 FIRST INTERSTATE BRANCHES

     On March 28, 1996, Home Savings announced it had signed a definitive agreement to purchase 61 branches of First Interstate Bancorp from Wells Fargo & Company. As of December 31, 1995, these branches had approximately $2.5 billion in deposits and approximately $1.3 billion in mortgage, consumer and business loans. The purchase price represents a premium of 8.11% on the deposits. The transaction is subject to regulatory approval and is not expected to close until the third quarter of 1996.

                             RESULTS OF OPERATIONS

NET INTEREST INCOME

     Net interest income was $317.0 million in the first quarter of 1996, an increase of $21.7 million or 7%, compared to $295.2 million in the same period of 1995. The increase reflects the continued improvement in the net interest margin which began during the first quarter of 1995.

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

                                                      Three Months Ended March 31,
                                    -----------------------------------------------------------------
                                                  1996                             1995
                                    -------------------------------  --------------------------------
                                      Average               Average   Average                Average
                                      Balance    Interest    Rate     Balance      Interest    Rate
                                    ----------- ----------- -------  -----------  ---------- --------
                                                         (dollars in thousands)
Interest-earning assets:
  Loans                             $30,968,363    $574,855  7.43%   $36,199,664    $630,791   6.97%
  MBS                                16,254,076     308,354  7.59     13,066,555     220,087   6.74
                                    -----------    --------          -----------    --------
     Total loans and MBS             47,222,439     883,209  7.48     49,266,219     850,878   6.91
  Investment securities                 799,981      11,661  5.83      2,832,541      43,105   6.09
                                    -----------    --------          -----------    --------
  Interest-earning assets            48,022,420     894,870  7.45     52,098,760     893,983   6.86
                                                   --------                         --------
Other assets                          2,387,751                        2,621,378
                                    -----------                      -----------
            Total assets            $50,410,171                      $54,720,138
                                    ===========                      ===========
Interest-costing liabilities:
  Deposits                          $33,924,439     387,173  4.57    $41,341,968     439,458   4.25
                                    -----------    --------          -----------    --------
  Borrowings:
     Short-term                       2,671,773      40,230  6.02      3,157,391      49,518   6.27
     FHLB and other                   9,476,696     150,485  6.35      6,553,498     109,763   6.70
                                    -----------    --------          -----------    --------
     Total borrowings                12,148,469     190,715  6.28      9,710,889     159,281   6.56
                                    -----------    --------          -----------    --------
  Interest-costing liabilities       46,072,908     577,888  5.02     51,052,857     598,739   4.69
                                                   --------                         --------
Other liabilities                     1,326,253                          852,158
Stockholders' equity                  3,011,010                        2,815,123
                                    -----------                      -----------
            Total liabilities and
              stockholders' equity  $50,410,171                      $54,720,138
                                    ===========                      ===========
Excess interest-earning assets/
  Interest rate spread              $ 1,949,512              2.43    $ 1,045,903               2.17
                                    ===========                      ===========
Net interest income/
  Net interest margin                              $316,982  2.64                   $295,244   2.27
                                                   ========                         ========


     The following table presents the changes for the first quarter of 1996 from the first quarter of 1995 of the Company's interest income and expense attributable to various categories of its assets and liabilities as allocated to changes in average balances and changes in average rates. Because of numerous and simultaneous changes in both balances and rates from period to period, it is not practical to allocate precisely the effects thereof. For purposes of this table, the change due to volume is initially calculated as the current period change in average balance multiplied by the average rate during the preceding year's period and the change due to rate is calculated as the current period change in average rate multiplied by the average balance during the preceding year's period. Any change that remains unallocated after such calculations is allocated proportionately to changes in volume and changes in rates.

                                        Three Months Ended March 31,
                                              1996 Versus 1995
                                      -------------------------------
                                        Increase/(Decrease) Due to
                                      -------------------------------
                                       Volume       Rate       Total
                                     ---------    --------   --------
                                               (in thousands)
Interest income on:
  Loans                              $(102,955)    $47,019   $(55,936)
  MBS                                   58,187      30,080     88,267
  Investments                          (29,678)     (1,766)   (31,444)
                                     ---------     -------   --------
    Total interest income              (74,446)     75,333        887
                                     ---------     -------   --------
Interest expense on:
  Deposits                             (90,094)     37,809    (52,285)
  Short-term borrowings                 (7,376)     (1,912)    (9,288)
  FHLB and other borrowings             46,123      (5,401)    40,722
                                     ---------     -------   --------
    Total interest expense             (51,347)     30,496    (20,851)
                                     ---------     -------   --------
          Net interest income        $ (23,099)    $44,837   $ 21,738
                                     =========     =======   ========

     Net interest income increased $21.7 million, or 7%, in the first quarter of 1996 as compared to the first quarter of 1995 due to an increase of 37 basis points in the net interest margin to 2.64% for the first quarter of 1996 from 2.27% for the first quarter of 1995, partially offset by a decrease of $4.1 billion in average interest-earning assets. The decrease in average interest-earning assets was principally due to the New York sale in the third quarter of 1995. As part of the funding of the New York sale, the Company sold $2.8 billion of MBS and retained the servicing on these MBS.

     Included in net interest income were provisions for losses of delinquent interest related to nonaccrual loans of $15.9 million and $13.1 million in the first quarter of 1996 and 1995, respectively, which had the effect of reducing the net interest margin by 13 basis points and 10 basis points in the respective periods.

     The changes for the first quarter of 1996 in the Company's net interest margin and net interest income reflect the lag between changes in the monthly weighted average cost of funds for Federal Home Loan Bank ("FHLB") Eleventh District savings institutions as computed by the FHLB of San Francisco ("COFI"), to which a majority of the Company's interest-earning assets are indexed, and changes in the repricing of the Company's interest-costing liabilities. The Company believes that its net interest income is somewhat insulated from interest rate fluctuations within a fairly wide range primarily due to the adjustable rate nature of its loan and MBS portfolio.

     As market interest rates declined beginning in early 1995, the Company's borrowings were managed to take advantage of the decline in market interest rates while the lag in COFI and the repricing of the Company's ARM portfolio contributed to an expansion in the net interest margin. The Company's net interest margin began to improve during the first quarter of 1995 and increased through the first quarter of 1996 due to a significant decline in market interest rates during this period. The net interest margin was 2.74% at March 31, 1996, an increase of 38 basis points from 2.36% at March 31, 1995. The expansion in the net interest margin continued in the first quarter of 1996 as the Company's wholesale funding and deposit costs declined from the fourth quarter of 1995 mainly as a result of lower interest rates and partial reduction of higher costing wholesale liabilities used to fund the New York sale in September 1995. Approximately 25% of total interest-costing liabilities at March 31, 1996 consisted of wholesale liabilities, compared to 25% and 18% at December 31, 1995 and March 31, 1995, respectively.
Increases in market interest rates beginning in March 1996, combined with COFI-based asset yields which lag average changes in funding costs, are expected to put some pressure on the Company's net interest income and the net interest margin during the second quarter of 1996.

     Substantially all ARMs originated since 1981 have maximum interest rates. In the event of sustained significant increases in rates, such maximum interest rates could contribute to a decrease in the net interest margin. For information regarding the Company's strategies related to COFI and limiting its interest rate risk, see "Financial Condition--Asset/Liability Management."

PROVISION FOR LOAN LOSSES

     The provision for loan losses was $45.9 million in the first quarter of 1996, an increase of $19.4 million or 73%, from the $26.5 million provision for the first quarter of 1995 and an increase of $8.0 million or 21%, from the $37.9 million provision for the fourth quarter of 1995. The increase in the provision during the first quarter of 1996 was due to continuing weakness in the Southern California real estate market and other factors. For additional information regarding the allowance for loan losses, see "Financial Condition-
- -Asset Quality--Allowance for Loan Losses."

OTHER INCOME

     GAIN (LOSS) ON SALES OF LOANS. During the first quarter of 1996, loans classified as held for sale totaling $939.4 million were sold for a pre-tax gain of $15.0 million compared to loans totaling $43.2 million sold for a pre-tax gain of $0.2 million in the first quarter of 1995. The loans sold in the first quarter of 1996 consisted of $586.0 million in fixed rate loans, $273.6 million in COFI ARMs, and $79.8 million in ARMs tied to U.S. treasury securities ("Treasury ARMs"). The loans sold in the first quarter of 1995 were all fixed rate loans. The sales volume of mortgage loans designated for sale during the comparative periods was influenced by borrower demand for fixed rate loans, most of which the Company designates for sale in the secondary market.

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights, an Amendment to FASB No. 65," effective April 1, 1995. Results from periods prior to April 1995 were not restated. In accordance with SFAS No. 122, the Company capitalizes mortgage servicing rights ("MSR") related to mortgage loans designated for sale. The total cost of the mortgage loans designated for sale is allocated to the MSR and the mortgage loans without the MSR based on their relative fair values. The MSR are amortized over the projected servicing period and are periodically reviewed for impairment based on fair value. The fair value of the MSR, for the purposes of impairment, is measured using a discounted cash flow analysis based on the Company's estimated servicing costs, market prepayment rates and market-adjusted discount rates. Impairment losses are recognized through a valuation allowance. Impairment is measured on a disaggregated basis based on predominant risk characteristics of the underlying mortgage loans. The risk characteristics used by the Company for the purposes of capitalization and impairment evaluation include loan amount, loan type, loan origination date, loan term and collateral type. MSR of $22.3 million were capitalized in the first quarter of 1996, including MSR of $3.9 million on loans held for sale at March 31, 1996, and increased the gain on sale of loans by $12.6 million for the first quarter of 1996.

     LOAN SERVICING INCOME. Loan servicing income was $15.1 million in the first quarter of 1996, an increase of $2.1 million or 16% from $13.0 million in the first quarter of 1995. The increase was primarily due to a $2.1 billion increase in the average portfolio of loans serviced for investors, partially offset by a decrease of two basis points in the servicing fee rate to 0.71% and an addition of $0.6 million to the valuation allowance on MSR. There were no other changes in the valuation allowance during the first quarter of 1996. At March 31, 1996 and 1995, the portfolio of loans serviced for investors was $13.6 billion and $11.1 billion, respectively.

     OTHER FEE INCOME. Other fee income was $26.8 million in the first quarter of 1996, an increase of $2.8 million or 12% from $24.0 million for the first quarter of 1995. The increase was primarily due to an increase of $2.2 million in commissions on the sales of investment and insurance services and products.

     OTHER OPERATING INCOME. Other operating income was $3.5 million in the first quarter of 1996, an increase of $5.3 million from a net loss of $1.8 million for the first quarter of 1995. The increase was primarily due to non-recurring refunds totaling $2.3 million recorded in the first quarter of 1996 and the loss on sale of the remaining Ohio branch amounting to $1.6 million in the first quarter of 1995.

OTHER EXPENSES

     G&A EXPENSES. G&A expenses were $193.0 million in the first quarter of 1996, an increase of $10.2 million or 6% from $182.8 million in the first quarter of 1995. The increase was primarily due to approximately $6 million of costs associated with major initiatives such as consumer lending, streamlining the mortgage origination process, investing in a more proactive sales capability and culture and developing an electronic banking program. In addition, in the first quarter of 1996 the Company recorded estimated severance costs of $5 million. In addition, $5.7 million of FDIC premium refunds were recorded in the first quarter of 1995. The ratio of G&A expenses to average assets increased to 1.53% in the first quarter of 1996 compared to 1.34% in the first quarter of 1995, reflecting an 8% decrease in average assets and the 6% increase in G&A expenses.

     OPERATIONS OF REI. Losses from operations of REI were $6.7 million in the first quarter of 1996, an increase of $5.6 million from losses of $1.1 million in the first quarter of 1995. The increase was primarily due to a $3.0 million general valuation allowance in the first quarter of 1996 and to a net loss of $1.8 million on sales of REI in the first quarter of 1996 compared to gains of $0.5 million on such sales in the first quarter of 1995. The general valuation allowance was established in the first quarter of 1996 based on management's assessment of the probability of further reductions in carrying value.

     The Company intends to continue its withdrawal from real estate development activities. Although the Company does not intend to acquire new properties, it intends to develop, hold and/or sell its current properties depending on economic conditions. The Company has certain properties with long-term holding and development periods. Plans are underway for the sale of several properties in 1996. No new projects have been initiated since 1990.

     The Company may establish general valuation allowances based on management's assessment of the risk of further reductions in carrying values. The Company's basis for such estimates include project business plans monitored and approved by management, market studies and other information. Although management believes the carrying values of the REI and the related allowance for losses are fairly stated, declines in the carrying values and additions to the allowance for losses could result from continued weakness in the specific project markets, changes in economic conditions and revisions to project business plans, which may reflect decisions by the Company to accelerate the disposition of the properties.

     OPERATIONS OF REO. Losses from operations of REO were $25.7 million in the first quarter of 1996, an increase of $4.6 million or 22% from losses of $21.1 million for the first quarter of 1995. The increase was primarily due to increases of $2.6 million in net operating expenses and $1.2 million in net losses on sales of REO properties. For additional information regarding REO, see "Financial Condition--Asset Quality--NPAs and Potential Problem Loans."

     AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE. The Company adopted SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," effective January 1, 1995 for goodwill related to acquisitions prior to September 30, 1982. As a result, the Company wrote off goodwill totaling $234.7 million as a cumulative effect of the accounting change. Goodwill resulting from the acquisition of banking or thrift institutions initiated after September 30, 1982, is being amortized in accordance with SFAS No. 72 over a period no longer than the estimated remaining life of the acquired long-term interest-earning assets.

     Amortization of goodwill and other intangible assets was $4.0 million for the first quarter of 1996, a decrease of $2.9 million or 42% from $6.9 million for the first quarter of 1995, reflecting the reduction in the goodwill balance resulting from the New York sale.

     PROVISION FOR INCOME TAXES. The changes in the provision for income taxes primarily reflect the changes in pre-tax earnings between the comparable periods and the nondeductible amortization of goodwill in the first quarter of 1995. The effective tax rates for the first quarter of 1996 and 1995 were 36.6% and 43.1%, respectively, reflecting management's estimate of the Company's full year tax provision.

                             FINANCIAL CONDITION

     The Company's consolidated assets were $49.8 billion at March 31, 1996, a decrease of $747.6 million or 1% from $50.5 billion at December 31, 1995. The decrease primarily reflects sales of loans during the first quarter of 1996. The loan and MBS portfolio decreased $876.9 million or 2% to $46.5 billion during the first quarter of 1996 primarily due to these loan sales.

     The Company's primary asset generation business continues to be the origination of loans on residential real estate properties. The Company originated $1.3 billion in loans during the first quarter of 1996 compared to $1.7 billion during the first quarter of 1995. Loans on single family homes (one-to-four units) accounted for 83% of the total loan origination volume in the first quarter of 1996, and 43% of total originations were ARMs. In the first quarter of 1996, 17% of the Company's ARM originations were Treasury ARMs and the balance were COFI ARMs.

     In the first quarter of 1996, approximately 67% of loan originations were on properties located in California. At March 31, 1996, approximately 97% of the loan and MBS portfolio was secured by residential properties, including 77% secured by single family properties.

     The following table summarizes the Company's gross mortgage portfolio by state and property type at March 31, 1996:

                     Single Family          Multi-Family           Commercial and
                      Properties             Properties         Industrial Properties           Total
                ---------------------  ---------------------   ----------------------  ----------------------
                   Gross                  Gross                   Gross                   Gross
                  Mortgage    % of       Mortgage    % of        Mortgage     % of       Mortgage     % of
State            Portfolio  Portfolio   Portfolio  Portfolio    Portfolio   Portfolio   Portfolio   Portfolio
- -----           ----------- ---------  ----------- ---------   ------------ ---------  ----------   ---------
                                                    (dollars in thousands)
California      $25,686,308   71.38%   $8,647,050    92.78%    $1,146,420     75.01%   $35,479,778    75.75%
Florida           2,509,248    6.97        31,668     0.34          3,596      0.24      2,544,512     5.43
New York          1,899,952    5.28       256,780     2.76        188,438     12.33      2,345,170     5.01
Illinois          1,789,005    4.97        96,323     1.03         11,955      0.78      1,897,283     4.05
Texas             1,091,959    3.03        75,384     0.81         28,963      1.89      1,196,306     2.56
Other             3,011,324    8.37       212,584     2.28        149,069      9.75      3,372,977     7.20
                -----------            ----------              ----------              -----------   ------
                $35,987,796   76.84    $9,319,789    19.90     $1,528,441      3.26    $46,836,026   100.00%
                ===========            ==========              ==========              ===========   ======

     The loan and MBS portfolio includes approximately $6.8 billion in mortgage loans that were originated with loan to value ("LTV") ratios exceeding 80%, or 15% of the portfolio at March 31, 1996. Approximately 10% of loans originated during the first quarter of 1996 had LTV ratios in excess of 80%, all of which were loans on single family properties, including 3% with LTV ratios in excess of 90%. The Company takes the additional risk of originating mortgage loans with LTV ratios in excess of 80% into consideration in its loan underwriting and pricing policies.

     The Company also funded $16.6 million in consumer loans during the first quarter of 1996. At March 31, 1996, the Company's loan portfolio included $41.3 million in consumer loans.

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

     In order to manage the interest rate risk inherent in its portfolios of interest-earning assets and interest-costing liabilities, the Company has historically emphasized the origination of ARMs for retention in the loan and MBS portfolio with the majority of originated ARMs indexed to COFI. At March 31, 1996, 96.4% of the Company's $46.5 billion loan and MBS portfolio consisted of ARMs indexed primarily to COFI, compared to 96.8% of the $47.4 billion loan and MBS portfolio at December 31, 1995. The average factor above COFI on the Company's COFI ARM portfolio was 249 basis points at March 31, 1996, up two basis points from 247 basis points at December 31, 1995.

     During late 1994 the Company began offering ARMs which provide for interest rates that adjust based upon changes in the yields of U.S. Treasury securities. The Company originated $99.8 million of these Treasury ARMs during the first quarter of 1996. At March 31, 1996 there was $493.2 million of Treasury ARMs in the Company's loan portfolio.

     Although residential lending is and will continue to be the Company's primary business, the Company is repositioning itself to become more of a consumer bank by offering a range of loan products, such as home equity lines, which carry interest rates higher than the Company's traditional mortgage loans.

     The Company intends to originate and sell fixed rate mortgages and lower margin ARMs to the secondary market while retaining only the more profitable ARMs in its portfolio. As a result, the Company's portfolio size may be reduced through opportunistic loan sales from its held for sale portfolio and through loan payoffs. During the first quarter of 1996, the Company sold a total of $939.4 million in loans from its held for sale portfolio, including $586.0 million in fixed rate loans and $353.4 million of COFI ARMs.

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

     The following table presents the components of the Company's interest rate sensitive asset and liability portfolios by repricing periods (contractual maturity as adjusted for frequency of repricing) as of March 31, 1996:

                                                                       Repricing Periods
                                                  Percent -------------------------------------------------------------------
                                                    of        Within
                                        Balance    Total    6 Months   Months 7-12    1-5 Years    5-10 Years   Years Over 10
                                      ----------- ------- -----------  -----------   -----------   ----------   -------------
                                                                                (dollars in thousands)
Interest-earning assets:
Investment securities                 $   707,045    1%   $   704,606   $      -     $     2,439   $    -       $     -
Impact of hedging (LIBOR-indexed
  amortizing swaps)                          -       -        (93,463)         -          93,463        -             -
                                      -----------  ---    -----------   ----------   -----------   ----------   -----------
    Total investment securities           707,045    1        611,143          -          95,902        -             -
                                      -----------  ---    -----------   ----------   -----------   ----------   -----------

Loans and MBS
  MBS
    ARMs                               15,685,164   33     15,685,164          -            -           -             -
    Other                                 374,307    1           -             -           3,604         159       370,544
  Loans
    ARMs                               29,185,670   62     25,553,665     1,286,048    1,905,111      56,568       384,278
    Other                               1,285,469    3        235,362         3,240         -           -        1,046,867
  Impact of hedging (interest
    rate swaps)                              -       -        668,260      (370,460)    (297,800)       -             -
                                      -----------  ---    -----------   -----------  -----------   ---------    ----------
    Total loans and MBS                46,530,610   99     42,142,451       918,828    1,610,915      56,727     1,801,689
                                      -----------  ---    -----------   -----------  -----------   ---------    ----------
        Total interest-earning assets $47,237,655  100%   $42,753,594   $   918,828  $ 1,706,817   $  56,727    $1,801,689
                                      ===========  ===    ===========   ===========  ===========   =========    ==========
Interest-costing liabilities:
Deposits
  Transaction accounts                $ 9,981,101   22%   $ 9,981,101   $      -     $      -      $    -       $     -
  Term accounts                        23,966,827   53     13,785,698     7,401,144    2,768,101      11,794            90
                                      -----------  ---    -----------   -----------  -----------   ---------    ----------
    Total deposits                     33,947,928   75     23,766,799     7,401,144    2,768,101      11,794            90
                                      -----------  ---    -----------   -----------  -----------   ---------    ----------
Borrowings
  Short-term                            2,048,431    4      2,048,431          -            -           -             -
  FHLB and other                        9,553,436   21      3,459,926     2,140,320    3,539,154     397,454        16,582
                                      -----------  ---    -----------   -----------  -----------   ---------    ----------
    Total borrowings                   11,601,867   25      5,508,357     2,140,320    3,539,154     397,454        16,582
                                      -----------  ---    -----------   -----------  -----------   ---------    ----------
        Total interest-costing
          liabilities                 $45,549,795  100%   $29,275,156   $ 9,541,464  $ 6,307,255   $ 409,248    $   16,672
                                      ===========  ===    ===========   ===========  ===========   =========    ==========
Hedge-adjusted interest-earning
  assets more/(less) than
  interest-costing liabilities        $ 1,687,860         $13,478,438   $(8,622,636) $(4,600,438)  $(352,521)   $1,785,017
                                      ===========         ===========   ===========  ===========   =========    ==========

Cumulative interest sensitivity gap                       $13,478,438   $ 4,855,802  $   255,364   $ (97,157)   $1,687,860
                                                          ===========   ===========  ===========   =========    ==========
Percentage of hedge-adjusted
  interest-earning assets to
  interest-costing liabilities             103.71%
Percentage of cumulative interest
  sensitivity gap to total assets            3.39%


     The following table presents the interest rates, spread and margin at the end of the periods indicated:

                                       March 31,      December 31,
                                         1996            1995
                                       ---------      ------------
Average yield on:
  Loans                                  7.49%            7.52%
  MBS                                    7.51             7.59

  Total loans and MBS                    7.50             7.54

  Investment securities                  5.30             5.56

    Interest-earning assets              7.47             7.50

Average rate on:

  Deposits                               4.52             4.65

  Borrowings:
    Short-term                           5.83             5.97
    FHLB and other                       6.10             6.38

  Total borrowings                       6.05             6.26

    Interest-costing liabilities         4.91             5.07

Interest rate spread                     2.56             2.43

Net interest margin                      2.74             2.62

ASSET QUALITY

     NPAS AND POTENTIAL PROBLEM LOANS. A loan is generally placed on nonaccrual status when the Company becomes aware that the borrower has entered bankruptcy proceedings and the loan is delinquent, or when the loan is past due 90 days as to either principal or interest. The Company considers a loan to be impaired when, based upon current information and events, it believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.

     Loans are reviewed for impairment either on an individual loan-by-loan basis or collectively on an aggregate basis with similar loans depending upon the characteristics of the loans. For the Company, loans collectively reviewed for impairment include all single family loans and performing multi-family and commercial and industrial real estate loans ("major loans") under $2 million, excluding loans which are individually reviewed based on specific criteria, such as delinquency, debt coverage, LTV ratio and condition of collateral property. The Company's impaired loans within the scope of such individual review include nonaccrual major loans (excluding those collectively reviewed for impairment), TDRs, and performing major loans and major loans less than 90 days delinquent ("other impaired major loans") which the Company believes will be collected in full, but which the Company believes it is probable will not be collected in accordance with the contractual terms of the loans.

     The following table presents NPAs (nonaccrual loans and REO), TDRs and other impaired major loans, net of related specific loss allowances, by type as of the dates indicated:

                                          March 31,   December 31,    Increase
                                            1996          1995       (Decrease)
                                         -----------  ------------   -----------
                                                 (dollars in thousands)
Nonaccrual loans:
   Single family                            $666,479      $630,395     $ 36,084
   Multi-family                               72,001        81,366       (9,365)
   Commercial and industrial
      real estate                             13,009        12,030          979
                                            --------      --------     --------
                                             751,489       723,791       27,698
                                            --------      --------     --------

REO:
   Single family                             196,853       193,729        3,124
   Multi-family                               16,189        14,139        2,050
   Commercial and industrial
      real estate                             12,828        17,698       (4,870)
                                            --------      --------     --------
                                             225,870       225,566          304
                                            --------      --------     --------
Total NPAs:
   Single family                             863,332       824,124       39,208
   Multi-family                               88,190        95,505       (7,315)
   Commercial and industrial
      real estate                             25,837        29,728       (3,891)
                                            --------      --------     --------
         Total                              $977,359      $949,357     $ 28,002
                                            ========      ========     ========

TDRs:
   Singlefamily                             $ 51,881      $ 45,592     $  6,289
   Multi-family                               63,023        75,482      (12,459)
   Commercial and industrial
      real estate                             53,469        42,770       10,699
                                            --------      --------     --------
         Total                              $168,373      $163,844     $  4,529
                                            ========      ========     ========

Other impaired major loans:
   Multi-family                             $ 67,633      $ 32,273     $ 35,360
   Commercial and industrial
      real estate                             13,363        18,745       (5,382)
                                            --------      --------     --------
                                            $ 80,996      $ 51,018     $ 29,978
                                            ========      ========     ========

Ratio of NPAs to total assets                   1.96%         1.88%
                                            ========      ========

Ratio of NPAs and TDRs to total assets          2.30%         2.20%
                                            ========      ========

Ratio of allowances for losses
   on loans and REO to NPAs                    41.65%        42.43%
                                            ========      ========

     The amount of the net recorded investment in impaired loans for which there is a related specific allowance for losses was $214.4 million, net of an allowance of $62.9 million, at March 31, 1996 and $129.2 million, net of an allowance of $44.6 million, at December 31, 1995. The Company's total net recorded investment in impaired loans (excluding those loans collectively reviewed for impairment) was $292.3 million and $272.5 million at March 31, 1996 and December 31, 1995, respectively.

     The following table presents NPAs, TDRs and other impaired major loans by state at March 31, 1996:

                                     NPAs
             ---------------------------------------------------
                                           Commercial                                   Other
                                              and                                     Impaired
             Single Family   Multi-Family  Industrial                                   Major
              Residential    Residential   Real Estate    Total          TDRs           Loans
             -------------   ------------  -----------  --------    -----------      -----------
                                  (in thousands)
California     $700,660         $77,769      $20,685    $799,114       $ 97,759         $72,535
New York         53,102           5,508        2,072      60,682         52,631           1,498
Florida          37,761            -             188      37,949            453            -
Illinois         19,880            -           1,474      21,354            585           2,047
Texas            10,291             557           56      10,904          6,147           2,419
Other            41,638           4,356        1,362      47,356         10,798           2,497
               --------         -------      -------    --------       --------         -------
               $863,332         $88,190      $25,837    $977,359       $168,373         $80,996
               ========         =======      =======    ========       ========         =======

     Total NPAs were $977.4 million at March 31, 1996, or a ratio of NPAs to total assets of 1.96%, an increase of $28.0 million or 3% during the first quarter of 1996 from $949.4 million, or 1.88% of total assets at December 31, 1995. NPAs increased $44.7 million in January 1996 and $31.1 million in February, then decreased by $47.8 million in March. Single family NPAs were $863.3 million at March 31, 1996, an increase of $39.2 million or 5% during the first quarter of 1996 primarily due to increases in nonaccrual loans secured by properties in the states of California ($21.9 million), Illinois ($3.1 million), Florida ($2.6 million) and New York ($2.5 million). The increase in single family NPAs during the first quarter of 1996 reflected the continuing weakness in the California real estate market, particularly in Southern California. The increase also reflected the residual effects of the conversion to a new loan servicing system in September 1995, which caused a temporary disruption in the collection process.

     Multi-family NPAs totaled $88.2 million at March 31, 1996, a decrease of $7.3 million or 8% during the first quarter of 1996 primarily due to a decrease in California of $6.5 million. Commercial and industrial real estate NPAs totaled $25.8 million at March 31, 1996, a decrease of $3.9 million or 13% during the first quarter of 1996 primarily due to a decrease in Illinois of $1.6 million.

     TDRs were $168.4 million at March 31, 1996, an increase of $4.6 million or 3% during the first quarter of 1996 from $163.8 million at December 31, 1995 primarily due to an increase in TDRs secured by properties in New York of $12.2 million, partially offset by a decrease in California of $3.4 million. Other impaired major loans totaled $81.0 million at March 31, 1996, an increase of $30.0 million or 59% from $51.0 million at December 31, 1995 primarily due to a $36.8 million increase in such loans secured by properties in California.

     The Company is continuing its efforts to reduce the amount of its NPAs by aggressively pursuing loan delinquencies through the collection, workout and foreclosure processes and, if foreclosed, disposing rapidly of the REO. The Company sold $95.6 million of single family REO and $25.4 million of multi-family and commercial and industrial REO in the first quarter of 1996. In addition, the Company may, from time to time, offer packages of NPAs for competitive bids.

     ALLOWANCE FOR LOAN LOSSES. Management believes the Company's allowance for loan losses was adequate at March 31, 1996. The Company's process for evaluating the adequacy of the allowance for loan losses has three basic elements: first, the identification of impaired loans; second, the establishment of appropriate loan loss allowances once individual specific impaired loans are identified; and third, a methodology for estimating loan losses based on the inherent risk in the remainder of the loan portfolio. Based upon this process, consideration of the current economic environment and other factors, management determines what it considers to be an appropriate allowance for loan losses.

	The changes in and a summary by type of the allowance for loan losses are as follows:

                                                Three Months Ended March 31,
                                                ----------------------------
                                                  1996                1995
                                                --------            --------
                                                   (dollars in thousands)
Beginning balance                               $380,886            $400,232
Provision for loan losses                         45,942              26,544
                                                --------            --------
                                                 426,828             426,776
                                                --------            --------
Charge-offs:
  Single family                                  (29,576)            (24,722)
  Multi-family                                   (17,971)            (10,129)
  Commercial and industrial real estate             (576)             (7,259)
  Consumer                                           (14)               -
                                                --------            --------
                                                 (48,137)            (42,110)
                                                --------            --------
Recoveries:
  Single family                                    4,576               4,085
  Multi-family                                     1,483               1,786
  Commercial and industrial real estate              617                 568
                                                --------            --------
                                                   6,676               6,439
                                                --------            --------
    Net charge-offs                              (41,461)            (35,671)
                                                --------            --------
Ending balance                                  $385,367            $391,105
                                                ========            ========
Ratio of net charge-offs to average
  loans and MBS outstanding during
  the periods (annualized)                          0.35%               0.29%
                                                    ====                ====

     The following table sets forth the allocation of the Company's allowance for loan losses by the percent of loans and MBS in each category at the dates indicated:

                                           March 31, 1996        December 31, 1995
                                        --------------------   ---------------------
                                                   % of Loan               % of Loan
                                                    and MBS                 and MBS
                                        Allowance  Portfolio   Allowance   Portfolio
                                        ---------  ---------   ---------   ---------
                                                   (dollars in thousands)
Single family                            $174,242     0.48%    $174,242       0.47%
Multi-family                              149,871     1.61      147,708       1.59
Commercial and industrial real estate      60,886     4.00       58,936       3.78
Consumer                                      368     0.88         -           -
                                         --------              --------
                                         $385,367     0.82     $380,886       0.80
                                         ========              ========

     Although the Company believes it has a sound basis for its estimate of the appropriate allowance for loan losses, actual charge-offs and the level of NPAs incurred in the future are highly dependent upon future events, including the economies of the areas in which the Company lends. Management believes that the principal risk factor which could potentially require an increase in the allowance for loan losses is the potential further deterioration in the residential purchase market in California, particularly in Southern California.

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity as defined by the Office of Thrift Supervision ("OTS") consists of cash, cash equivalents and certain marketable securities which are not committed, pledged or required to liquidate specific liabilities. Sources of liquidity consist primarily of positive cash flows generated from operations, the collection of principal payments and prepayments on loans and MBS and increases in deposits. Positive cash flows are also generated through the sale of MBS, loans and other assets for cash. Sources of liquidity may also include borrowings from the FHLB, commercial paper and public debt issuances, borrowings under reverse repurchase agreements, commercial bank lines of credit and, under certain conditions, direct borrowings from the Federal Reserve System. The principal sources of cash inflows during the first quarter of 1996 were FHLB and other borrowings, principal payments and prepayments on loans and MBS and proceeds from sales of loans. The liquidity portfolio, totaling approximately $2.2 billion at March 31, 1996, decreased $202.9 million or 8% from December 31, 1995. The decrease is primarily due to the use of funds to reduce borrowings and deposits, which had net declines of
$634.6 million and $296.6 million, respectively, from December 31, 1995.   In
addition, the Company repurchased its own common stock totaling $77.5 million. These fund outflows were partially offset by a net decrease in the loan and MBS portfolio of $876.9 million due to sales and payments during the first quarter of 1996.

     Regulations of the OTS require each savings institution to maintain, for each calendar month, an average daily balance of liquid assets equal to at least 5% of the average daily balance of its net withdrawable accounts plus short-term borrowings during the preceding calendar month. OTS regulations also require each savings institution to maintain, for each calendar month, an average daily balance of short-term liquid assets (generally those having maturities of 12 months or less) equal to at least 1% of the average daily balance of its net withdrawable accounts plus short-term borrowings during the preceding calendar month. For March 1996 the average liquidity and average short-term liquidity ratios of Home Savings were 5.23% and 1.59%, respectively.

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

     LOANS RECEIVABLE. During the first quarter of 1996 cash of $1.2 billion was used to originate loans. Gross loan originations in the first quarter of 1996 of $1.3 billion included $460.2 million of COFI ARMs with an average factor of 264 basis points above COFI, $99.8 million of Treasury ARMs, $744.3 million of fixed rate loans and $16.6 million of consumer loans. Fixed rate loans originated and designated for sale represented approximately 52% of single family loan originations in the first quarter of 1996. Principal payments on loans were $466.3 million in the first quarter of 1996, an increase of $73.6 million or 19% from $392.7 million in the first quarter of 1995.

     During the first quarter of 1996 the Company sold loans totaling $939.4 million. The Company designates certain loans as held for sale, including most of its fixed rate originations. At March 31, 1996, the Company had $259.2 million of loans held for sale. The loans designated for sale included $249.1 million of fixed rate loans, $7.6 million of Treasury ARMs and $2.5 million in COFI ARMs.

     At March 31, 1996 the Company was committed to fund mortgage loans totaling $686.4 million, of which $383.6 million or 56% were COFI ARMs, $47.8 million or 7% were Treasury ARMs and $255.0 million or 37% were fixed rate loans. The Company expects to fund such loans from its liquidity sources.

     MBS. The Company designates certain MBS as available for sale. At March 31, 1996 the Company had $10.4 billion of MBS available for sale.

     At March 31, 1996, the Company had $347.4 million of COFI ARMs and $79.7 million of Treasury ARMs securitized as Federal National Mortgage Association mortgage pass-through securities. The Company classified these MBS as available for sale.

     DEPOSITS. Savings deposits were $33.9 billion at March 31, 1996, a decrease of $296.6 million or less than 1% during the first quarter of 1996, reflecting a minor net deposit outflow.

    The purchase of deposits from Wells Fargo & Company will significantly advance the Company's presence in the California market. At March 31, 1996, 78% of the Company's deposits were in California, compared to 77% at December 31, 1995.The Company intends to continue consideration of branch purchases and sales as opportunities to consolidate the Company's presence in its key strategic markets.

     BORROWINGS. Borrowings totaled $11.6 billion at March 31, 1996, a decrease of $634.6 million or 5% during the first quarter of 1996 reflecting a net reduction in short-term borrowings of $1.5 billion, partially offset by an increase in FHLB and other borrowings of $836.3 million.

     In the first quarter of 1996, the Company issued term notes totaling $1.6 billion to various brokerage firms. The notes will mature in one to two years and have a weighted average interest rate of 4.85%. Such borrowings will be used for general corporate purposes.

     In February 1996, $200 million of the Company's medium term notes with a coupon interest rate of 5.98% matured .

     In March 1996, the Company paid maturing term notes, which totaled $300 million at an effective interest rate of 4.46%, and redeemed at par its 10.5% subordinated notes totaling $250 million.

     CAPITAL. Stockholders' equity was $3.0 billion at March 31, 1996, a decrease of $104.2 million or 3% from December 31, 1995. The decrease is primarily due to payments of $77.5 million to purchase 3.2 million shares of the Company's common stock, a net change of $55.5 million to a net unrealized loss on securities available for sale, and dividends paid to common and preferred stockholders of $37.7 million, partially offset by net earnings of $64.8 million. The net unrealized loss on securities available for sale at March 31, 1996 was $35.4 million.

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

     Under OTS regulations which implement the "prompt corrective action" system mandated by the Federal Deposit Insurance Corporation Improvement Act, an institution is well capitalized if its ratio of total capital to risk-weighted assets is 10% or more, its ratio of core capital to risk-weighted assets is 6% or more, its ratio of core capital to total assets is 5% or more and it is not subject to any written agreement, order or directive to meet a specified capital level. At March 31, 1996 Home Savings met these standards.

     Home Savings is in compliance with the OTS capital regulations. The following table shows the capital amounts and ratios of Home Savings at March 31, 1996:

                                                        Balance      Ratio
                                                       ----------   -------
                                                      (dollars in thousands)
Tangible capital (to adjusted total assets)            $3,022,360     6.12%
Core capital (to adjusted total assets)                 3,027,356     6.13
Core capital (to risk-weighted assets)                  3,027,356     9.87
Total risk-based capital                                3,683,140    12.01

     The regulatory capital requirements applicable to Home Savings will become more stringent as the amount of Home Savings' investment in real estate development subsidiaries includable in capital is phased out on July 1, 1996. Home Savings currently meets the requirements of the OTS regulations assuming the present application of the full phase-out provisions. At March 31, 1996 the capital ratios computed on this more stringent, "fully phased-in" basis were 6.10% for tangible capital, 6.11% for core capital, and 11.98% for risk-based capital.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 121

     The Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" as of January 1, 1996. The Company's long-lived assets affected by the adoption of SFAS No. 121 include premises and equipment and REI. In accordance with SFAS No. 121, the Company reviews a long-lived asset for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset may not be recoverable. Impairment exists for a long-lived asset when the estimated undiscounted cash flows from the property are less than its carrying value. An impairment loss, if any, is recognized as the amount by which the carrying value of a long-lived asset exceeds its fair value. The Company carries a long-lived asset held for sale at the lower of the carrying value or fair value less costs to sell. An impairment loss, if any, is recognized as the amount by which the carrying value of the long-lived asset held for sale exceeds its fair value less costs to sell. The adoption of SFAS No. 121 did not have a material effect on the Company's financial condition or results of operations.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123

     The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation" as of January 1, 1996. SFAS No. 123 permits a choice of accounting methods and requires additional disclosures for stock-based employee compensation plans. SFAS No. 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument. However, it also allows the continued use of the intrinsic value based method of accounting as prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." Regardless of the method used to account for stock-based compensation, SFAS No. 123 requires that the fair value of such compensation and certain other disclosures be included in the Company's annual report. The Company plans to continue accounting for stock-based employee compensation plans in accordance with APB No. 25 and will disclose certain fair value information as prescribed by SFAS No. 123 in its 1996 annual report.

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

	The difference between BIF and SAIF assessment rates provides institutions whose deposits are exclusively or primarily BIF-insured, such as most commercial banks, a competitive advantage over institutions whose deposits are primarily SAIF-insured, such as Home Savings. In order to eliminate the difference between BIF and SAIF assessment rates, Congress adopted a proposal in late 1995 to recapitalize SAIF to its DRR by means of a special one-time assessment on SAIF-insured deposits. The proposal was included as part of the Congressional balanced budget program which was then vetoed by President Clinton and therefore has not been implemented. The budget for fiscal 1996 which was ultimately adopted by Congress and signed by President Clinton in early 1996 omitted the proposal. Congress continues to consider the recapitalization of SAIF although the Company cannot predict whether or when a recapitalization will be effected. If a recapitalization of SAIF had been effected in 1995 as proposed by means of a special assessment equal to 0.80% of SAIF deposits as of March 31, 1995, Home Savings would have paid a special assessment of approximately $184 million, net of taxes. An assessment of this amount would have had a material effect on the Company's net earnings, but would not have had a material effect on the Company's total assets or liquidity. Such an assessment would also not have materially affected Home Savings' capital ratios and Home Savings would still have been considered well-capitalized.

                     PART II.   OTHER INFORMATION



Item 6.    Exhibits and Reports on Form 8-K.
           ---------------------------------

      (a)  Exhibits.

           11  Statement of Computation of Earnings per Share.

           27  Financial Data Schedule. *

      (b)  Reports on Form 8-K.

           The Registrant filed with the Commission a Current Report on Form 8-K on March 28, 1996 with respect to the Registrant's agreement to acquire 61 First Interstate
           Bancorp branches from Wells Fargo & Company.

           The Registrant filed with the Commission a Current Report on Form 8-K on April 16, 1996 with the respect to its first quarter earnings.































*  Filed electronically with the Securities and Exchange Commission.

                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:	 May 14, 1996                   H. F. Ahmanson & Company



                                         /s/  Kevin M. Twomey
                                     -------------------------------
                                     Kevin M. Twomey
                                     Senior Executive Vice President
                                     and Chief Financial Officer
                                     (Authorized Signer)



                                         /s/  George Miranda
                                     -------------------------------
                                     George Miranda
                                     First Vice President and
                                     Principal Accounting Officer

                           EXHIBIT INDEX


     Exhibit                                            Sequentially
     Number                 Description                 Numbered Page
     -------                -----------                 -------------
       11        Statement of Computation of Earnings
                  per Share.                                 29

       27        Financial Data Schedule.                     *









































*  Filed electronically with the Securities and Exchange Commission.