Form 10-Q/A
period 1996-03-31
AHMANSON H F & CO /DE/
filed 1996-05-15
CIK 771667

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, DC 20549


                                FORM 10-Q/A

                              AMENDMENT NO. 1

     (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     for the quarterly period ended March 31, 1996

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     for the transition period from            to
                                    ----------    ----------

                     Commission file number    1-8930
                                             ----------

                           H. F. Ahmanson & Company
                         ----------------------------
            (Exact name of registrant as specified in charter)

                   Delaware                             95-0479700
                 ------------                         --------------
      (State or other jurisdiction of                (IRS Employer
      incorporation or organization)              Identification No.)

    4900 Rivergrade Road, Irwindale, California             91706
  -----------------------------------------------         ---------
    (Address of principal executive offices)             (Zip code)

   Registrant's telephone number, including area code    (818) 960-6311
                                                       ------------------

                                Not applicable
                              ------------------
       (Former name or former address, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  x   No
                                                               ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of March 31, 1996, common stock, $.01 par value, outstanding, 112,512,418 shares.

                             EXPLANATORY NOTE

     This amendment to Form 10-Q on Form 10-Q/A has been prepared to include certain exhibits which were previously omitted. No part of the Form 10-Q as previously filed, other than Part II, Other Information, Item 6(a), Exhibits, is affected by this amendment.

                        PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

(a)  Exhibits.

     10.1 Form of Employment Agreement between H. F. Ahmanson & Company and certain officers.

     10.2 Executive officers with whom H. F. Ahmanson & Company has entered into an employment agreement.

     11 Statement of Computation of Earnings per share (previously filed as Exhibit 11 to Form 10-Q for quarter ended March 31,
            1996).

     27 Financial Data Schedule (Previously filed with the SEC by EDGAR as Exhibit 27 to Form 10-Q for quarter ended March 31,
            1996).

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:  May 15, 1996

                                       H. F. AHMANSON & COMPANY


                                         /s/ Tim S. Glassett
                                       ------------------------------
                                       By:  Tim S. Glassett
                                            First Vice President and
                                              Assistant General Counsel


                                         /s/ George Miranda
                                       ------------------------------
                                       By:  George Miranda
                                            First Vice President and
                                              Principal Accounting Officer

                               EXHIBIT INDEX

EXHIBIT                                                       SEQUENTIALLY
  NO.                        DESCRIPTION                     NUMBERED PAGE
- -------                      -----------                     -------------

  10.1    Form of Employment Agreement between H. F.
            Ahmanson & Company and certain officers.

  10.2    Executive officers with whom H. F. Ahmanson &
            Company has entered into an employment
            agreement.

   11     Statement of Computation of Earnings per share
            (previously filed as Exhibit 11 to Form 10-Q for quarter ended March 31, 1996).

   27     Financial Data Schedule (Previously filed with the
            SEC by EDGAR as Exhibit 27 to Form 10-Q for quarter ended March 31, 1996).