Form 10-Q
period 1996-06-30
AHMANSON H F & CO /DE/
filed 1996-08-14
CIK 771667

                                  FORM 10-Q


                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.   20549

        (X)       QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               for the quarterly period ended June 30, 1996

                                     OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         for the transition period from              to
                                         ------------    ------------
         Commission File Number                        1-8930
                                                   ------------------

                         H. F. AHMANSON & COMPANY
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)

                 Delaware                                95-0479700
       ------------------------------                 ---------------
      (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                 Identification No.)

      4900 Rivergrade Road, Irwindale, California              91706
      -------------------------------------------            ---------
      (Address of principal executive offices)               (Zip Code)

      Registrant's telephone number, including area code. (818) 960-6311
                                                           -------------
                      Exhibit Index appears on page:  33

               Total number of sequentially numbered pages:  34

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No    .
    ----    ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1996: $.01 par value - 107,188,014 shares.

               PART I.     CONSOLIDATED FINANCIAL INFORMATION



Item 1.  Consolidated Financial Statements.
         ---------------------------------

     The condensed consolidated financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Registrant, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods covered have been made. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading.
     It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Registrant's latest annual report on Form 10-K. The results for the periods covered hereby are not necessarily indicative of the operating results for a full year.

H. F. AHMANSON & COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited) (in thousands)


Assets                                                        June 30, 1996        December 31, 1995
- ------                                                        --------------       -----------------
Cash and amounts due from banks                                $   722,581           $   752,878
Securities purchased under agreements to resell                    690,200               381,000
Other short-term investments                                        13,797                13,278
                                                               -----------           -----------
     Total cash and cash equivalents                             1,426,578             1,147,156
Other investment securities held to
  maturity [market value
  $2,402 (June 30, 1996) and
  $2,484 (December 31, 1995)]                                        2,443                 2,448
Other investment securities available for
  sale [amortized cost
  $9,288 (June 30, 1996) and
  $9,327 (December 31, 1995)]                                        9,912                 9,908
Investment in stock of Federal Home
  Loan Bank (FHLB), at cost                                        407,770               485,938
Mortgage-backed securities (MBS)
  held to maturity [market value
  $5,416,910 (June 30, 1996) and
  $5,965,045 (December 31, 1995)]                                5,436,023             5,825,276
MBS available for sale [amortized cost
  $10,126,810 (June 30, 1996) and
  $10,293,537 (December 31, 1995)]                               9,923,982            10,326,866
Loans receivable less allowance for losses of
  $382,485 (June 30, 1996) and
  $380,886 (December 31, 1995)                                  30,375,794            30,273,514
Loans held for sale [market value
  $120,745 (June 30, 1996) and
  $992,550 (December 31, 1995)]                                    119,464               981,865
Accrued interest receivable                                        218,529               228,111
Real estate held for development and
  investment (REI) less allowance for losses of
  $144,441 (June 30, 1996)and
  $283,748 (December 31, 1995)                                     212,561               234,855
Real estate owned held for sale (REO)
  less allowance for losses of
  $37,493 (June 30, 1996) and
  $38,080 (December 31, 1995)                                      260,735               225,566
Premises and equipment                                             412,602               410,947
Goodwill and other intangible assets                               140,022               147,974
Other assets                                                       560,215               229,162
                                                               -----------           -----------
                                                               $49,506,630           $50,529,586
                                                               ===========           ===========

Liabilities and Stockholders' Equity
- ------------------------------------

Deposits                                                       $33,281,931           $34,244,481
Securities sold under agreements to repurchase                   2,689,000             3,519,311
Other short-term borrowings                                        200,000                  -
FHLB and other borrowings                                        9,462,740             8,717,117
Other liabilities                                                1,035,557               873,313
Income taxes                                                        60,046               118,442
                                                               -----------           -----------
  Total liabilities                                             46,729,274            47,472,664
Stockholders' equity                                             2,777,356             3,056,922
                                                               -----------           -----------
                                                               $49,506,630           $50,529,586
                                                               ===========           ===========

H. F. AHMANSON & COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(dollars in thousands except per share data)

                                                            For the Three Months Ended       For the Six Months Ended
                                                                    June 30,                         June 30,
                                                           ---------------------------      ---------------------------
                                                              1996            1995             1996            1995
                                                           -----------     -----------      -----------     -----------
Interest income:
  Interest on loans                                        $   559,078     $   615,281      $ 1,133,933     $ 1,246,072
  Interest on MBS                                              296,927         294,383          605,281         514,470
  Interest and dividends on investments                         11,231          39,901           22,892          83,006
                                                           -----------     -----------      -----------     -----------
      Total interest income                                    867,236         949,565        1,762,106       1,843,548
                                                           -----------     -----------      -----------     -----------

Interest expense:
  Deposits                                                     372,997         484,778          760,170         924,236
  Short-term borrowings                                         36,334          45,143           76,564          94,661
  FHLB and other borrowings                                    146,331         109,469          296,816         219,232
                                                           -----------     -----------      -----------     -----------
      Total interest expense                                   555,662         639,390        1,133,550       1,238,129
                                                           -----------     -----------      -----------     -----------
      Net interest income                                      311,574         310,175          628,556         605,419
Provision for loan losses                                       33,901          25,465           79,843          52,009
                                                           -----------     -----------      -----------     -----------
      Net interest income after provision
        for loan losses                                        277,673         284,710          548,713         553,410
                                                           -----------     -----------      -----------     -----------
Other income:
  Gain (loss) on sales of MBS                                      (29)          8,677              (29)          9,280
  Gain on sales of loans                                         6,166           1,779           21,194           2,010
  Servicing income                                              16,657          14,896           31,802          27,862
  Other fee income                                              31,291          26,382           58,110          50,354
  Gain on sales of investment securities                          -                102             -                112
  Other operating income                                         1,915           1,584            5,453            (216)
                                                           -----------     -----------      -----------     -----------
                                                                56,000          53,420          116,530          89,402
                                                           -----------     -----------      -----------     -----------
Other expenses:
  General and administrative expenses (G&A)                    189,652         201,305          382,700         384,057
  Operations of REI                                              7,535           2,621           14,278           3,708
  Operations of REO                                             27,302          19,605           52,991          40,658
  Amortization of goodwill and other
    intangible assets                                            3,958           6,934            7,952          13,845
                                                           -----------     -----------      -----------     -----------
                                                               228,447         230,465          457,921         442,268
                                                           -----------     -----------      -----------     -----------
Income before provision for income taxes and
  cumulative effect of accounting change                       105,226         107,665          207,322         200,544
Provision for income taxes                                      36,492          43,276           73,833          83,305
                                                           -----------     -----------      -----------     -----------
Income before cumulative effect of accounting change            68,734          64,389          133,489         117,239
Cumulative effect of change in accounting for goodwill            -               -                -           (234,742)
                                                           -----------     -----------      -----------     -----------
Net income (loss)                                          $    68,734     $    64,389      $   133,489     $  (117,503)
                                                           ===========     ===========      ===========     ===========

Income (loss) per common share - primary:
  Income before cumulative effect of accounting
    change                                                 $      0.51     $      0.44      $      0.96     $      0.78
  Cumulative effect of change in accounting for
    goodwill                                                       -               -                -             (2.00)
                                                           -----------     -----------      -----------     -----------
    Net income (loss)                                      $      0.51     $      0.44      $      0.96     $     (1.22)
                                                           ===========     ===========      ===========     ===========

Income (loss) per common share - fully diluted:
  Income before cumulative effect of accounting
    change                                                 $      0.50     $      0.43      $      0.94     $      0.78
  Cumulative effect of change in accounting for
    goodwill                                                       -               -                -             (2.00)
                                                           -----------     -----------      -----------     -----------
    Net income (loss)                                      $      0.50     $      0.43      $      0.94     $     (1.22)
                                                           ===========     ===========      ===========     ===========

Common shares outstanding, weighted average:
  Primary                                                  110,016,213     118,054,317      112,432,758     117,329,168
  Fully diluted                                            122,098,197     129,932,055      124,585,694     117,329,168

Return on average assets                                          0.56%           0.47%            0.54%          (0.43)%
Return on average equity                                          9.73%           9.17%            9.16%          (8.35)%
Return on average tangible equity*                               10.84%          11.05%           10.22%          10.14%
Efficiency ratio                                                 52.75%          57.28%           53.27%          56.18%

* Net income excluding amortization of goodwill and other intangible assets, and cumulative effect of change in accounting for goodwill, as a percentage of average equity excluding goodwill and other intangible assets.

H. F. AHMANSON & COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

                                                                                       For The Six
                                                                                  Months Ended June 30,
                                                                                 ------------------------
                                                                                     1996         1995
                                                                                 -----------  -----------
Cash flows from operating activities:
 Net income (loss)                                                               $   133,489  $  (117,503)
 Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
   Provision for losses on loans and real estate                                     105,731       71,533
   Depreciation and amortization                                                      41,211       48,340
   Cumulative effect of change in accounting for goodwill                               -         234,742
   Decrease in accrued interest receivable                                             9,582       59,248
   Proceeds from sales of loans originated for sale                                1,657,817      239,438
   Loans originated for sale                                                      (1,045,037)    (312,334)
   Loans repurchased from investors                                                  (57,689)     (31,937)
   Decrease in other liabilities                                                    (103,137)    (224,482)
   Other, net                                                                        (30,153)     (58,662)
                                                                                 -----------  -----------
    Net cash provided by (used in) operating activities                              711,814      (91,617)
                                                                                 -----------  -----------

Cash flows from investing activities:
 Proceeds from sales of MBS available for sale                                        10,219    1,575,783
 Principal payments on loans                                                       1,112,743      766,986
 Principal payments on MBS                                                           848,878      487,583
 Loans originated for investment (net of refinances)                              (1,449,525)  (2,812,001)
 Loans purchased                                                                        (705)     (40,376)
 MBS purchased                                                                       (10,173)        (458)
 Net redemption (purchase) of FHLB stock                                              89,386      (22,209)
 Proceeds from sales of REO                                                          190,601      155,041
 Additions to premises and equipment                                                 (30,838)     (54,528)
 Other, net                                                                          (63,835)      20,982
                                                                                 -----------  -----------
    Net cash provided by investing activities                                        696,751       76,803
                                                                                 -----------  -----------
Cash flows from financing activities:
 Net increase (decrease) in deposits                                                (962,550)   1,044,545
 Net deposits purchased                                                                 -       1,289,104
 Increase (decrease) in borrowings maturing in 90 days or less                       324,689   (1,823,964)
 Proceeds from other borrowings                                                    1,968,674      122,176
 Repayment of other borrowings                                                    (2,179,391)    (776,514)
 Common stock purchased for treasury                                                (206,578)        -
 Dividends to stockholders                                                           (73,987)     (76,788)
                                                                                 -----------  -----------
    Net cash used in financing activities                                         (1,129,143)    (221,441)
                                                                                 -----------  -----------
Net increase (decrease) in cash and cash equivalents                                 279,422     (236,255)

Cash and cash equivalents at beginning of period                                   1,147,156    2,046,620
                                                                                 -----------  -----------
Cash and cash equivalents at end of period                                       $ 1,426,578  $ 1,810,365
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


                                 OVERVIEW

     The Company reported net income for the second quarter of 1996 of $68.7 million, or $0.50 per fully diluted common share, compared with $64.4 million, or $0.43 per fully diluted common share, earned in the second quarter of 1995, and $64.8 million, or $0.45 per fully diluted common share, earned in the first quarter of 1996. The 16% increase in income per share from the second quarter of 1995 is the result of a 7% increase in net income plus the effects of the Company's previously announced stock repurchase program.

     For the first six months of the year, the Company had net income of $133.5 million, or $0.94 per fully diluted common share, compared to a net loss of $117.5 million, or $1.22 per fully diluted common share, in the first six months of 1995. The 1995 loss was due to a charge relating to a change in accounting for goodwill.

RESULTS OF OPERATIONS

     Net interest income totaled $311.6 million in the second quarter of 1996, compared to $310.2 million in the second quarter of 1995 and $317.0 million for the first quarter of 1996. The decrease in net interest income from the first quarter of 1996 is due to the decline in interest-earning assets and the decline in the 11th District Cost of Funds Index ("COFI") to which the yield on a majority of the Company's mortgage assets are tied. As part of the Company's efforts to diversify its loan portfolio, the Company added two new adjustable rate loans to its list of loan products during the second quarter of 1996: one loan, 12-MAT, is tied to the 12-Month Average Treasury Index and the other, LAMA, is tied to the LIBOR Annual Monthly Average. The Company has been offering adjustable rate mortgages ("ARMs") tied to Treasury Bill indices since January 1, 1995. In addition, the Company funded $51.7 million in fixed rate consumer loans in the second quarter of 1996, compared to $0.5 million in the second quarter of 1995, and $16.6 million in the first quarter of 1996.

     For the second quarter of 1996, the average net interest margin was 2.66% compared to 2.38% in the second quarter of 1995 and 2.64% in the first quarter of 1996. At June 30, 1996, the net interest margin was 2.61%. The average net interest margin for the periods and the net interest margin at June 30, 1996 reflect a change in the Company's method for calculating these amounts, based upon a recommendation from the Securities and Exchange Commission ("SEC") staff to registrants regarding the different methods for addressing the changes in reported balances of mortgage-backed securities ("MBS") resulting from Statement of Financial Accounting Standards ("SFAS") No. 115. For additional information regarding net interest margin, see "Results of Operations - Net Interest Income."

     In the second quarter of 1996, other income was $56.0 million, compared to $53.4 million in the second quarter of 1995 and $60.5 million in the first quarter of 1996. Included in the respective periods were gains on sales of loans and MBS of $6.1 million, $10.5 million and $15.0 million. Other fee income was $31.3 million in the second quarter of 1996, compared to $26.4 million in the second quarter of 1995 and $26.8 million in the first quarter of 1996. The increase in other fee income reflects increased sales through the Company's Personal Financial Service Centers and through Griffin Financial Services, which offers discount stock and bond brokerage, proprietary and third party mutual funds, annuities, asset management, and property liability and life/health insurance.

     During the second quarter of 1996, the Company provided $33.9 million for loan losses, compared to $25.5 million in the second quarter of 1995 and $45.9 million in the first quarter of 1996. The provision for the second quarter of 1996 reflects the recovery of $4.3 million related to loans purchased in bulk in 1993. During the first six months of 1996, the Company provided $79.8 million for loan losses compared to $52.0 million in the first six months of 1995.

     General and administrative ("G&A") expenses totaled $189.7 million in the second quarter of 1996, compared to $201.3 million in the second quarter of 1995 and $193.0 million in the first quarter of 1996. Included in the first quarter of 1996 were $5.0 million in severance expenses. In the second quarter of 1996, the Company incurred $9.8 million in expenses for its major business initiatives: Project HOME Run (the reengineering of the real estate loan origination process), consumer lending and electronic banking. In addition, in preparation for the previously announced acquisition of 61 California branches of First Interstate Bank, which is expected to close in the third quarter, the Company incurred approximately $2.0 million in expenses
in the second quarter of 1996.   The Company anticipates preconversion
expenses of approximately $0.06 to $0.09 per share in the third quarter of 1996.

     The operating efficiency ratio, which measures G&A expenses as a percentage of net interest income plus loan servicing and other fee income, improved to 52.8% in the second quarter of 1996, compared to 57.3% in the second quarter of 1995 and 53.8% in the first quarter of 1996.

     Expenses for the operations of foreclosed real estate ("REO") amounted to $27.3 million in the second quarter of 1996, compared to $19.6 million in the second quarter of 1995 and $25.7 million in the first quarter of 1996. During the first six months of 1996, expenses for the operations of REO amounted to $53.0 million compared to $40.7 million in the first six months of 1995.

ASSET QUALITY

     At June 30, 1996, nonperforming assets ("NPAs") totaled $953.7 million or 1.93% of total assets, compared to $898.4 million or 1.69% of total assets at June 30, 1995, and $977.4 million or 1.96% of total assets, at March 31, 1996. Nonaccrual loans declined by $58.5 million from the first quarter of 1996, and REO increased by $34.8 million in the same period. Troubled debt restructurings ("TDRs") totaled $178.0 million at June 30, 1996.

     The Company's ratio of allowances for losses to NPAs was 42.4% at June 30, 1996, compared to 45.6% at June 30, 1995 and 41.7% at March 31, 1996.

     Net loan charge-offs for the second quarter of 1996 totaled $36.8 million, compared to $26.6 million in the second quarter of 1995 and $41.5 million in the first quarter of 1996. For the first six months of 1996, net charge-offs totaled $78.2 million compared to $62.3 million in the first six months of 1995.

     Real estate development assets ("REI"), net of allowances, totaled $212.6 million at June 30, 1996, compared to $313.9 million at June 30, 1995 and $230.4 million at March 31, 1996. The allowance for REI totaled $144.4 million, or 40.5% of gross real estate assets at June 30, 1996. During the second quarter of 1996, the Company sold approximately $20 million in REI.

LOAN ORIGINATIONS

     The Company funded $1.4 billion of residential mortgages in the second quarter of 1996. Production was $1.6 billion in the second quarter of 1995, and $1.3 billion in the first quarter of 1996. Of the second quarter 1996 production, 64% were ARMs, compared to 82% in the second quarter of 1995 and 43% in the first quarter of 1996.

     Purchase loans represented 71% of the total second quarter 1996 originations, compared to 74% in the second quarter of 1995 and 56% in the first quarter of 1996.

     The Company funded $51.7 million in consumer loans during the second quarter of 1996 compared to $16.6 million in the first quarter of 1996. The monthly fundings in the consumer loan portfolio have increased each month since the program began in May 1995.

CAPITAL

     At June 30, 1996, Home Savings' capital ratios exceeded all regulatory requirements for well-capitalized institutions, the highest regulatory standard. On June 30, 1996, core capital exceeded the well-capitalized standard by $499 million.

STOCK REPURCHASE PROGRAM

     In the second quarter of 1996, the Company completed its initial stock repurchase program. During that program, the Company purchased 10.4 million shares or 9% of the outstanding common shares. In addition, on May 14, 1996, the Company announced a new program to purchase an additional $150 million of its common stock. Through June 30, 1996, under the new program, the Company had purchased 717,000 shares of its common stock at an average price of $26.32 per share.

     During the quarter, the Company announced that on September 3, 1996, it will redeem its 9.60% Preferred Stock, Series B, at $25.00 per Depositary Share, plus accrued and unpaid dividends to the redemption date. The redemption of the Preferred Stock is expected to contribute approximately $0.09 to annualized income per share. Although the Company does not plan to replace the preferred issue at this time, the Company may decide to add to its outstanding preferred stock in the future.

                             RESULTS OF OPERATIONS

NET INTEREST INCOME

     Net interest income was $311.6 million in the second quarter of 1996, an increase of $1.4 million or less than 1%, compared to the second quarter of 1995, and was $628.6 million in the first six months of 1996, an increase of $23.1 million or 4%, compared to the first six months of 1995. The increases reflect the continuous quarter-to-quarter increase in the net interest margin which began during the first quarter of 1995. However, margin compression began to occur during the second quarter of 1996 as increases in market interest rates, combined with the lag in corresponding changes in the Company's COFI-indexed asset yields, put pressure on net interest income and the net interest margin.

     In prior reports, the Company gave effect to SFAS No. 115 adjustments in computing the yield on MBS, and therefore net interest margin, so that the reported yield and margin would be consistent with the reported principal balance. The SEC staff have indicated their preference for excluding SFAS No. 115 adjustments and using amortized cost for purposes of computing yields and margins. Accordingly, the Company has elected to report net interest margin for the periods ending June 30, 1996 and at June 30, 1996, without giving effect to SFAS No. 115 adjustments.

     For purposes of comparability, set forth below is the net interest margin data which the Company would have reported had it been using this method of calculation previously.

                                               Under previous           Under new method
                                            method of calculation        of calculation
                                            ---------------------       ----------------
At:
   June 30, 1995                                    2.45%                    2.48%
   September 30, 1995                               2.60                     2.63
   December 31, 1995                                2.62                     2.66
   March 31, 1996                                   2.74                     2.77
   June 30, 1996                                     N/A                     2.61

For:
   Three months ended June 30, 1995                 2.38                     2.38
   Six months ended June 30, 1995                   2.32                     2.32
   Three months ended September 30, 1995            2.47                     2.47
   Nine months ended September 30, 1995             2.37                     2.37
   Year ended December 31, 1995                     2.41                     2.41
   Three months ended March 31, 1996                2.64                     2.64
   Three months ended June 30, 1996                  N/A                     2.66
   Six months ended June 30, 1996                    N/A                     2.65

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

                                                         Three Months Ended June 30,
                                       -----------------------------------------------------------------
                                                     1996                             1995
                                       -------------------------------  --------------------------------
                                         Average               Average   Average                Average
                                         Balance    Interest    Rate     Balance      Interest    Rate
                                       ----------- ----------- -------  -----------  ---------- --------
                                                            (dollars in thousands)
Interest-earning assets:
  Loans                                $30,373,531    $559,078  7.36%   $33,185,030    $615,281   7.42%
  MBS                                   15,645,708     296,927  7.51*    16,377,757     294,383   7.19*
                                       -----------    --------          -----------    --------
     Total loans and MBS                46,019,239     856,005  7.41*    49,562,787     909,664   7.34*
  Investment securities                    741,627      11,231  6.06      2,617,970      39,901   6.10
                                       -----------    --------          -----------    --------
  Interest-earning assets               46,760,866     867,236  7.39*    52,180,757     949,565   7.28*
                                                      --------                         --------
Other assets                             2,428,374                        2,457,687
                                       -----------                      -----------
            Total assets               $49,189,240                      $54,638,444
                                       ===========                      ===========
Interest-costing liabilities:
  Deposits                             $33,515,453     372,997  4.45    $41,829,971     484,778   4.64
                                       -----------    --------          -----------    --------
  Borrowings:
     Short-term                          2,452,114      36,334  5.93      2,801,128      45,143   6.45
     FHLB and other                      9,330,568     146,331  6.27      6,331,260     109,469   6.92
                                       -----------    --------          -----------    --------
     Total borrowings                   11,782,682     182,665  6.20      9,132,388     154,612   6.77
                                       -----------    --------          -----------    --------
  Interest-costing liabilities          45,298,135     555,662  4.91     50,962,359     639,390   5.02
                                                      --------                         --------
Other liabilities                        1,066,079                          867,278
Stockholders' equity                     2,825,026                        2,808,807
                                       -----------                      -----------
            Total liabilities and
              stockholders' equity     $49,189,240                      $54,638,444
                                       ===========                      ===========
Excess interest-earning assets/
  Interest rate spread                 $ 1,462,731              2.48*   $ 1,218,398               2.26*
                                       ===========                      ===========
Net interest income/
  Net interest margin                                 $311,574  2.66*                  $310,175   2.38*
                                                      ========                         ========

* Excludes the effect of the unrealized gain or loss on MBS available for sale.

                                             Six Months Ended June 30,
                                    -----------------------------------------------------------------
                                                  1996                             1995
                                    -------------------------------  --------------------------------
                                      Average               Average   Average                Average
                                      Balance    Interest    Rate     Balance      Interest    Rate
                                    ----------- ----------- -------  -----------  ---------- --------
                                                         (dollars in thousands)
Interest-earning assets:
  Loans                             $30,633,573  $1,133,933  7.40%   $34,684,019  $1,246,072   7.19%
  MBS                                15,949,892     605,281  7.55*    14,731,303     514,470   6.97*
                                    -----------  ----------          -----------  ----------
     Total loans and MBS             46,583,465   1,739,214  7.45*    49,415,322   1,760,542   7.12*
  Investment securities                 770,804      22,892  5.94      2,724,663      83,006   6.09
                                    -----------  ----------          -----------  ----------
  Interest-earning assets            47,354,269   1,762,106  7.43*    52,139,985   1,843,548   7.07*
                                                  ---------                       ----------
Other assets                          2,408,093                        2,539,080
                                    -----------                      -----------
            Total assets            $49,762,362                      $54,679,065
                                    ===========                      ===========
Interest-costing liabilities:
  Deposits                          $33,719,946     760,170  4.51    $41,587,318     924,236   4.44
                                    -----------   ---------          -----------  ----------
  Borrowings:
     Short-term                       2,561,944      76,564  5.98      2,978,276      94,661   6.36
     FHLB and other                   9,403,631     296,816  6.31      6,441,765     219,232   6.81
                                    -----------   ---------          -----------  ----------
     Total borrowings                11,965,575     373,380  6.24      9,420,041     313,893   6.66
                                    -----------   ---------          -----------  ----------
  Interest-costing liabilities       45,685,521   1,133,550  4.96     51,007,359   1,238,129   4.85
                                                  ---------                       ----------
Other liabilities                     1,163,778                          855,725
Stockholders' equity                  2,913,063                        2,815,981
                                    -----------                      -----------
            Total liabilities and
              stockholders' equity  $49,762,362                      $54,679,065
                                    ===========                      ===========
Excess interest-earning assets/
  Interest rate spread              $ 1,668,748              2.47*   $ 1,132,626               2.22*
                                    ===========                      ===========
Net interest income/
  Net interest margin                            $  628,556  2.65*                $  605,419   2.32*
                                                 ==========                       ==========

* Excludes the effect of the unrealized gain or loss on MBS available for sale.

     The following table presents the changes for the second quarter and first six months of 1996 from the respective periods of 1995 in the Company's interest income and expense attributable to various categories of its assets and liabilities as allocated to changes in average balances and changes in average rates. Because of numerous and simultaneous changes in both balances and rates from period to period, it is not practical to allocate precisely the effects thereof. For purposes of this table, the change due to volume is initially calculated as the current period change in average balance multiplied by the average rate during the preceding year's period and the change due to rate is calculated as the current period change in average rate multiplied by the average balance during the preceding year's period. Any change that remains unallocated after such calculations is allocated proportionately to changes in volume and changes in rates.

                                Three Months Ended June 30,            Six Months Ended June 30,
                              --------------------------------    ----------------------------------
                                     1996 Versus 1995                     1996 Versus 1995
                                 Increase/(Decrease) Due to           Increase/(Decrease) Due to
                              ---------------------------------   ----------------------------------
                               Volume       Rate        Total       Volume        Rate      Total
                              ---------   ---------   ---------   ----------    --------  ----------
                                                         (in thousands)
Interest income on:
  Loans                        $(51,306)   $ (4,897)  $ (56,203)  $(149,539)    $37,400   $(112,139)
  MBS                   (a)      (8,455)     10,999       2,544      46,045      44,766      90,811
  Investment securities         (28,410)       (260)    (28,670)    (58,118)     (1,996)    (60,114)
                               --------    --------   ---------   ---------     -------   ---------
    Total interest income       (88,171)      5,842     (82,329)   (161,612)     80,170     (81,442)
                               --------    --------   ---------   ---------     -------   ---------
Interest expense on:
  Deposits                      (92,687)    (19,094)   (111,781)   (178,983)     14,917    (164,066)
  Short-term borrowings          (5,349)     (3,460)     (8,809)    (12,678)     (5,419)    (18,097)
  FHLB and other borrowings      45,978      (9,116)     36,862      92,327     (14,743)     77,584
                               --------    --------   ---------   ---------     -------   ---------
    Total interest expense      (52,058)    (31,670)    (83,728)    (99,334)     (5,245)   (104,579)
                               --------    --------   ---------   ---------     -------   ---------
          Net interest income  $(36,113)   $ 37,512   $   1,399   $ (62,278)    $85,415   $  23,137
                               ========    ========   =========   =========     =======   =========

(a) Excludes the effect of the unrealized gain or loss on MBS available for sale.

     Net interest income increased $1.4 million, or less than 1%, in the second quarter of 1996 as compared to the second quarter of 1995 due to an increase of 28 basis points in the net interest margin to 2.66% for the second quarter of 1996 from 2.38% for the second quarter of 1995, substantially offset by a decrease of $5.4 billion in average interest-earning assets. The increase of $23.1 million, or 4%, in net interest income for the first six months of 1996 as compared to the same period of 1995 reflects an increase of 33 basis points in the net interest margin to 2.65% for the 1996 period from 2.32% for the 1995 period, partially offset by a decrease of $4.8 billion in average interest-earning assets. The declines in average interest-earning assets for the 1996 periods compared to the 1995 periods were principally due to the September 1995 sale of the New York retail deposit branch system (the "New York sale"). As part of the funding of the New York sale, the Company sold $2.8 billion of MBS and retained the servicing on these MBS.

     Included in net interest income were provisions for losses of delinquent interest related to nonaccrual loans of $12.1 million and $12.9 million in the second quarter of 1996 and 1995, respectively, which had the effect of reducing the net interest margin by 10 basis points in both periods. Such provisions came to $27.9 million in the first six months of 1996 and $26.0 million the first six months of 1995, reducing the net interest margin by 12 basis points and 10 basis points, respectively.

     The increases for the second quarter and first six months of 1996 compared to the respective periods of 1995 in the Company's net interest margin and net interest income include the effect of the lag between changes in the monthly weighted average cost of funds for Federal Home Loan Bank ("FHLB") Eleventh District savings institutions as computed by the FHLB of San Francisco ("COFI"), to which the yield on a majority of the Company's interest-earning assets are indexed, and changes in the repricing of the Company's interest-costing liabilities. The Company believes that its net interest income is somewhat insulated from interest rate fluctuations within a fairly wide range primarily due to the adjustable rate nature of its loan and MBS portfolio. During the second quarter of 1996, the Company began offering loan products, such as the 12-MAT and LAMA loans, tied to indices other than COFI. These new loan products are expected to reduce the effect of the COFI lag on the net interest margin.

     The Company's net interest margin began to improve during the first quarter of 1995 due to the effect of the COFI lag in a declining interest rate environment. The net interest margin was 2.61% at June 30, 1996, an increase of 13 basis points from 2.48% at June 30, 1995. The net interest margin began to decline during the second quarter of 1996. Increases in market interest rates beginning in March 1996, combined with COFI-based asset yields which lag changes in funding costs, have begun to put pressure on the Company's net interest income and the net interest margin. For information regarding the Company's strategies related to COFI and limiting its interest rate risk, see "Financial Condition--Asset/Liability Management."


PROVISION FOR LOAN LOSSES

     The provision for loan losses was $33.9 million in the second quarter of 1996, an increase of $8.4 million or 33%, from the $25.5 million provision for the second quarter of 1995. The provision for losses was $79.8 million in the first six months of 1996, an increase of $27.8 million or 53% from the $52.0 million provision for the first six months of 1995. The increase in the provision during the second quarter and the first six months of 1996 was due to weakness in the Southern California real estate market and other factors. For additional information regarding the allowance for loan losses, see "Financial Condition--Asset Quality--Allowance for Loan Losses."


OTHER INCOME

     GAIN ON SALES OF MBS. During the second quarter and first six months of 1996, MBS totaling $10.2 million were sold for a slight pre-tax loss compared to a pre-tax gain of $8.7 million on sales of MBS totaling $1.4 billion in the second quarter of 1995 and a pre-tax gain of $9.3 million on sales of MBS totaling $1.6 billion in the first six months of 1995.

     GAIN ON SALES OF LOANS. During the second quarter of 1996, loans classified as held for sale totaling $694.2 million were sold for a pre-tax gain of $6.2 million compared to loans totaling $193.5 million sold for a pre-tax gain of $1.8 million in the second quarter of 1995. The loans sold in the second quarter of 1996 consisted of $607.8 million in fixed rate loans, $4.3 million in COFI ARMs, and $82.1 million in ARMs tied to U.S. Treasury securities ("Treasury ARMs"). In the first six months of 1996, loans originated for sale totaling $1.6 billion were sold for a pre-tax gain of $21.2 million compared to such loans totaling $236.8 million sold for a pre-tax gain of $2.0 million in the first six months of 1995. The loans sold for the first six months of 1996 consisted of $1.2 billion in fixed rate loans, $260.5 million in COFI ARMs, and $179.4 million in Treasury ARMs. The sales volume of mortgage loans designated for sale during the comparative periods was influenced by borrower demand for fixed rate loans, most of which the Company designates for sale in the secondary market.

     The Company adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights, an Amendment to FASB No. 65," effective April 1, 1995. Results from periods prior to April 1995 were not restated. The Company capitalizes mortgage servicing rights ("MSR") related to mortgage loans designated for sale. The total cost of the mortgage loans designated for sale is allocated to the MSR and the mortgage loans without the MSR based on their relative fair values. The MSR are amortized over the projected servicing period and are periodically reviewed for impairment based on fair value. The fair value of the MSR, for the purposes of impairment, is measured using a discounted cash flow analysis based on the Company's estimated servicing costs, market prepayment rates and market-adjusted discount rates. Impairment losses are recognized through a valuation allowance. Impairment is measured on a disaggregated basis based on predominant risk characteristics of the underlying mortgage loans. The risk characteristics used by the Company for the purposes of capitalization and impairment evaluation include loan amount, loan type, loan origination date, loan term and collateral type. MSR totaling $26.6 million were capitalized in the first six months of 1996, including MSR of $1.3 million on loans held for sale at June 30, 1996, and increased the gain on sale of loans by $19.5 million for the first six months period of 1996. During the first six months of 1995, MSR of $3.2 million were capitalized which increased the gain on sale of loans by $2.0 million for the six months period in 1995. The valuation allowance for MSR impairment was $1.1 million as of June 30, 1996.

     SERVICING INCOME. Servicing income was $16.7 million in the second quarter of 1996, an increase of $1.8 million or 12% from $14.9 million for the second quarter of 1995 and was $31.8 million in the first six months of 1996, an increase of $3.9 million or 14% from $27.9 million in the first six months of 1995. The increase for the first six months was primarily due to a $2.1 billion increase in the average portfolio of loans serviced for investors, partially offset by a decrease of 3 basis points in the average servicing fee rate to 0.71% and an addition of $0.6 million to the valuation allowance on MSR. There were no other changes in the valuation allowance during the first six months of 1996. At June 30, 1996 and 1995, the portfolio of loans serviced for investors was $13.6 billion and $12.1 billion, respectively.

     OTHER FEE INCOME. Other fee income was $31.3 million in the second quarter of 1996, an increase of $4.9 million or 19% from $26.4 million for the second quarter of 1995. The increase was primarily due to increases of $2.3 million in fees generated by personal financial services and $1.5 million in commissions on the sales of investment and insurance services and products. Other fee income was $58.1 million for the first six months of 1996, an increase of $7.7 million or 15% from $50.4 million for the same period of 1995. The increase was primarily due to increases of $2.9 million in commissions on the sales of investment and insurance services and products and $2.4 million in fees generated by personal financial services.

     OTHER OPERATING INCOME. Other operating income was $5.5 million for the first six months of 1996, an increase of $5.7 million from a loss of $0.2 million for the same period of 1995. The increase was primarily due to non-recurring refunds totaling $2.3 million recorded in the first quarter of 1996 and the loss on sale of the remaining Ohio branch amounting to $1.6 million in the first quarter of 1995.

OTHER EXPENSES

     G&A EXPENSES. G&A expenses were $189.7 million in the second quarter of 1996, a decrease of $11.6 million or 6% from $201.3 million in the second quarter of 1995 and were $382.7 million for the first six months of 1996, a decrease of $1.4 million or less than 1% from $384.1 million for the same period of 1995. In the second quarter of 1996, the Company incurred approximately $9.8 million of costs associated with major business initiatives such as Project HOME Run, consumer lending, and electronic banking. In addition, the Company incurred approximately $2.0 million in expenses in the second quarter of 1996 in preparation for the acquisition of 61 California branches of First Interstate Bank, which is expected to close in the third quarter. The efficiency ratio, defined as G&A expenses as a percentage of net interest income plus loan servicing and other fee income, was 52.8% for the second quarter of 1996 compared to 57.3% in the second quarter of 1995. The decrease reflects a 6% decrease in G&A expenses and a 2% increase in operating income. The efficiency ratios for the first six months of 1996 and 1995 were 53.3% and 56.2%, respectively, which reflects a 5% increase in operating income.

     OPERATIONS OF REI. Losses from operations of REI were $7.5 million in the second quarter of 1996, an increase of $4.9 million from losses of $2.6 million in the second quarter of 1995. The increase primarily reflects a net loss on sales of $1.9 million in the second quarter of 1996 compared to gains of $0.7 million on such sales in the second quarter of 1995, and an increase of $1.8 million in operating expenses. Losses from operations of REI were $14.3 million for the first six months of 1996, an increase of $10.6 million from $3.7 million compared to the same period of 1995 primarily due to increases in the general valuation allowance of $3.6 million and the net loss on sales of $4.9 million. Additions to the general valuation allowance were recorded in the first six months of 1996 based on management's assessment of the probability of further reductions in carrying value.

     The Company intends to continue its withdrawal from real estate development activities. Although the Company does not intend to acquire new properties, it intends to develop, hold and/or sell its current properties depending on economic conditions. The Company has certain properties with long-term holding and development periods. Plans are underway for the sale of certain properties in the next twelve months. No new projects have been initiated since 1990.

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

     OPERATIONS OF REO. Losses from operations of REO were $27.3 million in the second quarter of 1996, an increase of $7.7 million or 39% from losses of $19.6 million for the second quarter of 1995. The increase was primarily due to increases of $4.5 million in provision for losses and $2.7 million in net losses on sales of REO properties. For the first six months of 1996, losses from operations of REO were $53.0 million, an increase of $12.3 million or 30% from $40.7 million for the same period of 1995, reflecting increases of $5.7 million in net operating expenses, $3.8 million in losses on sales of REO and $2.8 million in the provision for losses. For additional information regarding REO, see "Financial Condition--Asset Quality--NPAs and Potential Problem Loans."

     AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE. The Company adopted SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," effective January 1, 1995 for goodwill related to acquisitions prior to September 30, 1982. As a result, the Company wrote off goodwill totaling $234.7 million as a cumulative effect of the accounting change. Goodwill resulting from acquisitions of banking or thrift institutions initiated after September 30, 1982, is being amortized in accordance with SFAS No. 72 over a period no longer than the estimated remaining life of the acquired long-term interest-earning assets.

    Amortization of goodwill and other intangible assets was $4.0 million for the second quarter of 1996, a decrease of $2.9 million or 42% from $6.9 million for the second quarter of 1995. For the first six months of 1996 amortization of goodwill and other intangible assets was $8.0 million, a decrease of $5.8 million or 42% from $13.8 million for the same period of 1995. The declines in amortization reflect the reduction in the goodwill balance resulting from the New York sale.

     PROVISION FOR INCOME TAXES. The changes in the provision for income taxes primarily reflect the changes in pre-tax income between the comparable periods and the nondeductible amortization of goodwill in the first six months of 1995. The effective tax rates for the second quarter of 1996 and 1995 were 34.7% and 40.2%, respectively. For the comparable six month periods, the effective tax rates were 35.6% in 1996 and 41.5% in 1995, reflecting management's estimate of the Company's full year tax provision.


                             FINANCIAL CONDITION

     The Company's consolidated assets were $49.5 billion at June 30, 1996, a decrease of $1.0 billion or 2% from $50.5 billion at December 31, 1995. The decrease primarily reflects sales of and payments on loans and MBS, partially offset by loan originations during the first six months of 1996. The loan and MBS portfolio decreased $1.6 billion or 3% to $45.9 billion during the first six months of 1996 primarily due to these loan sales and repayments.

     The Company's primary business continues to be the origination of loans on residential real estate properties. The Company originated $2.8 billion in loans during the first six months of 1996 compared to $3.3 billion during the first six months of 1995. Loans on single family homes (one-to-four units) accounted for 79% of the total loan origination volume in the first six months of 1996, and 54% of total originations were ARMs. In the first six months of 1996, 15% of the Company's ARM originations were Treasury ARMs and the balance were COFI ARMs.

     In the first six months of 1996, approximately 68% of loan originations were on properties located in California. At June 30, 1996, approximately 97% of the loan and MBS portfolio was secured by residential properties, including 76% secured by single family properties.

     The following table summarizes the Company's gross mortgage portfolio by state and property type at June 30, 1996:

                     Single Family          Multi-Family           Commercial and
                      Properties             Properties         Industrial Properties           Total
                ---------------------  ---------------------   ----------------------  ----------------------
                   Gross                  Gross                   Gross                   Gross
                  Mortgage    % of       Mortgage    % of        Mortgage     % of       Mortgage     % of
State            Portfolio  Portfolio   Portfolio  Portfolio    Portfolio   Portfolio   Portfolio   Portfolio
- -----           ----------- ---------  ----------- ---------   ------------ ---------  ----------   ---------
                                                    (dollars in thousands)
California      $24,659,307   70.03%   $8,774,679    93.20%    $1,127,344     75.80%   $34,561,330    74.95%
Florida           2,566,094    7.29        31,473     0.33          3,570      0.24      2,601,137     5.64
New York          2,001,602    5.68       235,974     2.51        177,250     11.92      2,414,826     5.24
Illinois          1,804,983    5.13        90,178     0.96          9,709      0.65      1,904,870     4.13
Texas             1,142,114    3.24        74,260     0.79         26,436      1.78      1,242,810     2.70
Other             3,036,863    8.63       208,519     2.21        142,897      9.61      3,388,279     7.34
                -----------            ----------              ----------              -----------   ------
                $35,210,963   76.36    $9,415,083    20.42     $1,487,206      3.22    $46,113,252   100.00%
                ===========            ==========              ==========              ===========   ======


     The loan and MBS portfolio includes approximately $6.8 billion in mortgage loans that were originated with loan to value ("LTV") ratios exceeding 80%, or 15% of the portfolio at June 30, 1996. Approximately 14% of loans originated during the first six months of 1996 had LTV ratios in excess of 80%, all of which were loans on single family properties, including 5% with LTV ratios in excess of 90%. The Company takes the additional risk of originating mortgage loans with LTV ratios in excess of 80% into consideration in its loan underwriting and pricing policies.

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

     In order to manage the interest rate risk inherent in its portfolios of interest-earning assets and interest-costing liabilities, the Company has historically emphasized the origination of ARMs for retention in the loan and MBS portfolio, with the majority of originated ARMs indexed to COFI. At June 30, 1996, 96.8% of the Company's $45.9 billion loan and MBS portfolio consisted of ARMs indexed primarily to COFI, compared to 96.8% of the $47.4 billion loan and MBS portfolio at December 31, 1995. The average factor above COFI on the Company's COFI ARM portfolio was 250 basis points at June 30, 1996, up three basis points from 247 basis points at December 31, 1995.

     During late 1994 the Company began offering ARMs which provide for interest rates that adjust based upon changes in the yields of U.S. Treasury securities. The Company originated $227.5 million of these Treasury ARMs during the first six months of 1996. At June 30, 1996 there were $603.4 million of Treasury ARMs in the Company's loan portfolio.

     The Company has begun offering a broader range of loan products, such as home equity lines, which carry higher interest rates than the Company's traditional mortgage loans. The Company funded $68.3 million in consumer loans during the first six months of 1996. At June 30, 1996, the Company's loan portfolio included $85.3 million in consumer loans.

     The Company intends to originate and sell fixed rate mortgages and lower margin ARMs to the secondary market while retaining only the higher margin ARMs in its portfolio. As a result, the Company's portfolio size may be reduced through asset sales from its held for sale portfolio as opportunities arise and through loan payoffs. During the first six months of 1996, the Company sold a total of $1.6 billion in loans from its held for sale portfolio, including $1.2 billion in fixed rate loans, $260.5 million of COFI ARMs and $179.4 million of Treasury ARMs.

     COFI ARMs do not immediately reflect current market rate movements (referred to as the "COFI lag"). The COFI lag arises because (1) COFI is determined based on the cost of all FHLB Eleventh District savings institutions' interest-costing liabilities, some of which do not reprice immediately and (2) the Company's COFI ARMs reprice monthly based on changes in the cost of such liabilities approximately two months earlier. COFI is subject to influences which may not generally affect market interest rates, such as changes in the roster of FHLB Eleventh District savings institutions, the aggregate liabilities and the mix of liabilities at such institutions, and legislative and regulatory developments which affect the business of such institutions. Due to the unique characteristics of COFI, the secondary market for COFI loans and MBS is not as consistently liquid as it is for various other loans and MBS.

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

     The following table presents the components of the Company's interest rate sensitive asset and liability portfolios by repricing periods (contractual maturity as adjusted for frequency of repricing) as of June 30, 1996:

                                                                       Repricing Periods
                                                  Percent -------------------------------------------------------------------
                                                    of        Within
                                        Balance    Total    6 Months   Months 7-12    1-5 Years    5-10 Years   Years Over 10
                                      ----------- ------- -----------  -----------   -----------   ----------   -------------
                                                                                (dollars in thousands)
Interest-earning assets:
Investment securities                 $ 1,124,122    2%   $ 1,121,685   $      -     $     2,437   $    -       $     -
Impact of hedging (LIBOR-indexed
  amortizing swaps)                          -       -        (85,616)         -          85,616        -             -
                                      -----------  ---    -----------   ----------   -----------   ----------   -----------
    Total investment securities         1,124,122    2      1,036,069          -          88,053        -             -
                                      -----------  ---    -----------   ----------   -----------   ----------   -----------

Loans and MBS
  MBS
    ARMs                               14,998,264   32     14,998,264          -            -           -             -
    Other                                 361,741    1           -             -           3,331          86       358,324
  Loans
    ARMs                               29,367,256   63     26,033,471     1,527,795    1,513,839      42,166       249,985
    Other                               1,128,002    2        193,812          -          15,013        -          919,177
  Impact of hedging (interest
    rate swaps)                              -       -        516,000      (323,600)    (192,400)       -             -
                                      -----------  ---    -----------   -----------  -----------   ---------    ----------
    Total loans and MBS                45,855,263   98     41,741,547     1,204,195    1,339,783      42,252     1,527,486
                                      -----------  ---    -----------   -----------  -----------   ---------    ----------
        Total interest-earning assets $46,979,385  100%   $42,777,616   $ 1,204,195  $ 1,427,836   $  42,252    $1,527,486
                                      ===========  ===    ===========   ===========  ===========   =========    ==========
Interest-costing liabilities:
Deposits
  Transaction accounts                $10,093,937   22%   $10,093,937   $      -     $      -      $    -       $     -
  Term accounts                        23,187,994   51     13,260,106     6,938,434    2,978,775      10,607            72
                                      -----------  ---    -----------   -----------  -----------   ---------    ----------
    Total deposits                     33,281,931   73     23,354,043     6,938,434    2,978,775      10,607            72
                                      -----------  ---    -----------   -----------  -----------   ---------    ----------
Borrowings
  Short-term                            2,889,000    6      2,889,000          -            -           -             -
  FHLB and other                        9,462,740   21      4,065,629     2,296,514    2,682,246     389,681        28,670
                                      -----------  ---    -----------   -----------  -----------   ---------    ----------
    Total borrowings                   12,351,740   27      6,954,629     2,296,514    2,682,246     389,681        28,670
                                      -----------  ---    -----------   -----------  -----------   ---------    ----------
        Total interest-costing
          liabilities                 $45,633,671  100%   $30,308,672   $ 9,234,948  $ 5,661,021   $ 400,288    $   28,742
                                      ===========  ===    ===========   ===========  ===========   =========    ==========
Hedge-adjusted interest-earning
  assets more/(less) than
  interest-costing liabilities        $ 1,345,714         $12,468,944   $(8,030,753) $(4,233,185)  $(358,036)   $1,498,744
                                      ===========         ===========   ===========  ===========   =========    ==========

Cumulative interest sensitivity gap                       $12,468,944   $ 4,438,191  $   205,006   $(153,030)   $1,345,714
                                                          ===========   ===========  ===========   =========    ==========
Percentage of hedge-adjusted
  interest-earning assets to
  interest-costing liabilities             102.95%
Percentage of cumulative interest
  sensitivity gap to total assets            2.72%


     The following table presents the interest rates, spread and margin at the end of the periods indicated:

                                        June 30,      December 31,
                                          1996            1995
                                       ---------      ------------
Average yield on:
  Loans                                  7.35%            7.52%
  MBS                                    7.44             7.69

  Total loans and MBS                    7.38             7.58

  Investment securities                  5.45             5.56

    Interest-earning assets              7.33             7.54

Average rate on:

  Deposits                               4.45             4.65

  Borrowings:
    Short-term                           5.73             5.97
    FHLB and other                       6.13             6.38

  Total borrowings                       6.04             6.26

    Interest-costing liabilities         4.88             5.07

Interest rate spread                     2.45             2.47

Net interest margin                      2.61             2.66

   These rates exclude the effect of the unrealized gain or loss on MBS available for sale.

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

     The following table presents NPAs (nonaccrual loans and REO), TDRs and other impaired major loans, net of related specific loss allowances, by type as of the dates indicated:

                                           June 30,   December 31,    Increase
                                            1996          1995       (Decrease)
                                         -----------  ------------   -----------
                                                 (dollars in thousands)
Nonaccrual loans:
   Single family                            $610,403      $630,395     $(19,992)
   Multi-family                               76,849        81,366       (4,517)
   Commercial and industrial
      real estate                              5,717        12,030       (6,313)
                                            --------      --------     --------
                                             692,969       723,791      (30,822)
                                            --------      --------     --------

REO:
   Single family                             221,575       193,729       27,846
   Multi-family                               21,881        14,139        7,742
   Commercial and industrial
      real estate                             17,279        17,698         (419)
                                            --------      --------     --------
                                             260,735       225,566       35,169
                                            --------      --------     --------
Total NPAs:
   Single family                             831,978       824,124        7,854
   Multi-family                               98,730        95,505        3,225
   Commercial and industrial
      real estate                             22,996        29,728       (6,732)
                                            --------      --------     --------
         Total                              $953,704      $949,357     $  4,347
                                            ========      ========     ========

TDRs:
   Single family                            $ 60,573      $ 45,592     $ 14,981
   Multi-family                               61,559        75,482      (13,923)
   Commercial and industrial
      real estate                             55,845        42,770       13,075
                                            --------      --------     --------
         Total                              $177,977      $163,844     $ 14,133
                                            ========      ========     ========

Other impaired major loans:
   Multi-family                             $102,436      $ 32,273     $ 70,163
   Commercial and industrial
      real estate                             17,686        18,745       (1,059)
                                            --------      --------     --------
                                            $120,122      $ 51,018     $ 69,104
                                            ========      ========     ========

Ratio of NPAs to total assets                   1.93%         1.88%
                                            ========      ========

Ratio of NPAs and TDRs to total assets          2.29%         2.20%
                                            ========      ========

Ratio of allowances for losses
   on loans and REO to NPAs                    42.37%        42.43%
                                            ========      ========


     The amount of the net recorded investment in impaired loans for which there is a related specific allowance for losses was $225.1 million, net of an allowance of $59.1 million, at June 30, 1996 and $129.2 million, net of an allowance of $44.6 million, at December 31, 1995. The Company's total net recorded investment in impaired loans (excluding those loans collectively reviewed for impairment) was $340.5 million and $272.5 million at June 30, 1996 and December 31, 1995, respectively.

     The following table presents NPAs, TDRs and other impaired major loans by state at June 30, 1996:

                                     NPAs
             ---------------------------------------------------
                                           Commercial                                   Other
                                              and                                     Impaired
             Single Family   Multi-Family  Industrial                                   Major
              Residential    Residential   Real Estate    Total          TDRs           Loans
             -------------   ------------  -----------  --------       --------      -----------
                                  (in thousands)
California     $664,777         $86,392      $18,413    $769,582       $104,601         $106,553
New York         51,491           5,807        1,838      59,136         49,942            5,906
Florida          38,466            -             190      38,656            742             -
Illinois         21,054            -           1,128      22,182            544            2,030
Texas            12,497           1,447           26      13,970          6,159            1,217
Other            43,693           5,084        1,401      50,178         15,989            4,416
               --------         -------      -------    --------       --------         --------
               $831,978         $98,730      $22,996    $953,704       $177,977         $120,122
               ========         =======      =======    ========       ========         ========

     Total NPAs were $953.7 million at June 30, 1996, or a ratio of NPAs to total assets of 1.93%, an increase of $4.3 million or less than 1% during the first six months of 1996 from $949.4 million, or 1.88% of total assets at December 31, 1995. Single family NPAs were $832.0 million at June 30, 1996, an increase of $7.9 million or 1% during the first six months of 1996 primarily due to increases in NPAs secured by properties in the states of Texas ($4.4 million), Florida ($4.1 million), Illinois ($4.0 million) and New York ($2.7 million), partially offset by a decrease in California ($13.2 million).

     Multi-family NPAs totaled $98.7 million at June 30, 1996, an increase of $3.2 million or 3% during the first six months of 1996 primarily due to an increase in California of $2.2 million and Ohio of $1.3 million. Commercial and industrial real estate NPAs totaled $23.0 million at June 30, 1996, a decrease of $6.7 million or 22% during the first six months of 1996 primarily due to declines in California of $3.0 million and Illinois of $2.0 million.

     TDRs were $178.0 million at June 30, 1996, an increase of $14.2 million or 9% during the first six months of 1996 from $163.8 million at December 31, 1995 primarily due to an increase in TDRs secured by properties in New York of $9.6 million and in California of $3.4 million. Other impaired major loans totaled $120.1 million at June 30, 1996, an increase of $69.1 million from $51.0 million at December 31, 1995 primarily due to a $70.8 million increase in such loans secured by properties in California.

     The Company is continuing its efforts to reduce the amount of its NPAs by aggressively pursuing loan delinquencies through the collection, workout and foreclosure processes and, if foreclosed, disposing rapidly of the REO. The Company sold $198.3 million of single family REO and $47.2 million of multi-family and commercial and industrial REO in the first six months of 1996. In addition, the Company may, from time to time, offer packages of NPAs for competitive bids.

     ALLOWANCE FOR LOAN LOSSES. Management believes the Company's allowance for loan losses was adequate at June 30, 1996. The Company's process for evaluating the adequacy of the allowance for loan losses has three basic elements: first, the identification of impaired loans; second, the establishment of appropriate loan loss allowances once individual specific impaired loans are identified; and third, a methodology for estimating loan losses based on the inherent risk in the remainder of the loan portfolio. Based upon this process, consideration of the current economic environment and other factors, management determines what it considers to be an appropriate allowance for loan losses.

     The changes in and a summary by type of the allowance for loan losses are as follows:

                                      Three Months Ended June 30,     Six Months Ended June 30,
                                      ---------------------------     -------------------------
                                        1996            1995            1996            1995
                                      ---------       ---------       ---------       ---------
                                                       (dollars in thousands)
Beginning balance                     $385,367        $391,105        $380,886        $400,232
Provision for loan losses               33,901          25,465          79,843          52,009
                                      --------        --------        --------        --------
                                       419,268         416,570         460,729         452,241
                                      --------        --------        --------        --------
Charge-offs:
  Single family                        (28,936)        (19,441)        (58,512)        (44,163)
  Multi-family                         (15,458)        (13,211)        (33,429)        (23,340)
  Commercial and industrial
    real estate                         (4,707)         (1,090)         (5,283)         (8,349)
  Consumer                                  (6)           -                (20)           -
                                      --------        --------        --------        --------
                                       (49,107)        (33,742)        (97,244)        (75,852)
                                      --------        --------        --------        --------
Recoveries:
  Single family                         10,278           4,095          14,854           8,180
  Multi family                           2,019           2,073           3,502           3,859
  Commercial and industrial
    real estate                             27             931             644           1,499
                                      --------        --------        --------        --------
                                        12,324           7,099          19,000          13,538
                                      --------        --------        --------        --------
    Net charge-offs                    (36,783)        (26,643)        (78,244)        (62,314)
                                      --------        --------        --------        --------
Ending balance                        $382,485        $389,927        $382,485        $389,927
                                      ========        ========        ========        ========
Ratio of net charge-offs to average
  loans and MBS outstanding during
  the periods (annualized)                0.32%           0.22%           0.34%           0.25%
                                          ====            ====            ====            ====


     The increases in the provision for loan losses and gross charge-offs for the second quarter and first six months of 1996 compared to the respective periods in 1995 is due mainly to the weakness in the Southern California real estate market.

     The following table sets forth the allocation of the Company's allowance for loan losses by the percent of loans and MBS in each category at the dates indicated:

                                                          June 30, 1996                           December 31, 1995
                                                -----------------------------------     -----------------------------------
                                                            % of Loan                               % of Loan
                                                             and MBS      % of Loan                  and MBS      % of Loan
                                                           Portfolio in    and MBS                 Portfolio in    and MBS
                                                Allowance  Each Category  Portfolio     Allowance  Each Category  Portfolio
                                                ---------  -------------  ----------    ---------  -------------  ---------
                                                                            (dollars in thousands)
        Single family                            $174,242      76.3         0.49%        $174,242      77.2%        0.47%
        Multi-family                              151,328      20.3         1.61          147,708      19.4         1.59
        Commercial and industrial real estate      56,237       3.2         3.80           58,936       3.3         3.78
        Consumer                                      678       0.2         0.79             -          0.1          -
                                                 --------     ------                     --------     ------
                                                 $382,485     100.0%        0.83         $380,886     100.0%        0.80
                                                 ========     ======                     ========     ======

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

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity as defined by the Office of Thrift Supervision ("OTS") consists of cash, cash equivalents and certain marketable securities which are not committed, pledged or required to liquidate specific liabilities. Sources of liquidity consist primarily of positive cash flows generated from operations, the collection of principal payments and prepayments on loans and MBS and increases in deposits. Positive cash flows are also generated through the sale of MBS, loans and other assets for cash. Sources of liquidity may also include borrowings from the FHLB, commercial paper and public debt issuances, borrowings under reverse repurchase agreements, commercial bank lines of credit and, under certain conditions, direct borrowings from the Federal Reserve System. The principal sources of cash inflows during the first six months of 1996 were principal payments and prepayments on loans and MBS and proceeds from sales of loans. The liquidity portfolio, totaling approximately $2.6 billion at June 30, 1996, increased $223.8 million or 9% from December 31, 1995. The increase is primarily due to a net decrease in the loan and MBS portfolio of $1.6 billion mainly due to sales and payments during the first six months of 1996. These fund sources were partially offset by the net
change in deposits, which declined $962.6 million from December 31, 1995.   In
addition, the Company repurchased a total of $206.6 million of its own common stock.

     Regulations of the OTS require each savings institution to maintain, for each calendar month, an average daily balance of liquid assets equal to at least 5% of the average daily balance of its net withdrawable accounts plus short-term borrowings during the preceding calendar month. OTS regulations also require each savings institution to maintain, for each calendar month, an average daily balance of short-term liquid assets (generally those having maturities of 12 months or less) equal to at least 1% of the average daily balance of its net withdrawable accounts plus short-term borrowings during the preceding calendar month. For June 1996 the average liquidity and average short-term liquidity ratios of Home Savings were 5.10% and 1.64%, respectively.

     Each of the Company's sources of liquidity is influenced by various uncertainties beyond the control of the Company. Scheduled loan payments are a relatively stable source of funds, while loan prepayments and deposit flows vary widely in reaction to market conditions, primarily market interest rates. Asset sales are influenced by general market interest rates and other market conditions beyond the control of the Company. The Company's ability to borrow at attractive rates is affected by its size, credit rating, the availability of acceptable collateral and other market-driven conditions.

     The Company continually evaluates alternate sources of funds and maintains and develops diversity and flexibility in the number and character of such sources. The effect of a decline in any one source of funds generally can be offset by use of an alternate source, although potentially at a different cost to the Company.

     LOANS RECEIVABLE. During the first six months of 1996 cash of $2.5 billion was used to originate loans. Gross loan originations, which include refinanced loans, in the first six months of 1996 of $2.8 billion included $1.3 billion of COFI ARMs with an average factor of 268 basis points above COFI, $1.2 billion of fixed rate loans, $227.5 million of Treasury ARMs and $68.3 million of consumer loans. Fixed rate loans originated and designated for sale represented approximately 43% of single family loan originations in the first six months of 1996. Principal payments on loans were $1.1 billion in the first six months of 1996, an increase of $345.0 million or 45% from $767.0 million in the first six months of 1995.

     During the first six months of 1996 the Company sold loans totaling $1.6 billion. The Company designates certain loans as held for sale, including most of its fixed rate originations. At June 30, 1996, the Company had $119.5 million of loans held for sale. The loans designated for sale included $101.6 million of fixed rate loans, $10.3 million of Treasury ARMs and $7.6 million in COFI ARMs.

     At June 30, 1996 the Company was committed to fund mortgage loans totaling $501.0 million, of which $326.0 million or 65% were COFI ARMs, $92.5 million or 19% were fixed rate loans and $82.5 million or 16% were Treasury ARMs. The Company expects to fund such loans from its liquidity sources.

     MBS. During the first six months of 1996, the Company sold $10.2 million of fixed rate MBS available for sale for a slight loss. The Company designates certain MBS as available for sale. At June 30, 1996 the Company had $9.9 billion of MBS available for sale, comprised of $9.6 billion of ARM MBS and $312.1 million of fixed rate MBS. These MBS have an unrealized loss of $202.8 million. The unrealized loss is due mainly to temporary market-related conditions and the Company expects no significant effect on its future interest income.

     DEPOSITS. Savings deposits were $33.3 billion at June 30, 1996, a decrease of $962.6 million or 3% during the first six months of 1996, reflecting a net deposit outflow. The net deposit outflow was primarily due to reductions in term accounts, which have more sensitivity to market interest rates. The Company manages its borrowings to balance changes in deposits.

     At June 30, 1996, 78% of the Company's deposits were in California, compared to 77% at December 31, 1995. The Company intends to continue consideration of branch purchases and sales as opportunities to consolidate the Company's presence in its key strategic markets.

     BORROWINGS. Borrowings totaled $12.4 billion at June 30, 1996, an increase of $115.3 million or less than 1% during the second quarter of 1996 reflecting an increase in FHLB and other borrowings of $745.6 million, partially offset by a net reduction in short-term borrowings of $630.3 million.

     In the first six months of 1996, the Company issued term notes totaling $1.7 billion to various brokerage firms. The notes will mature in one to two years and have a weighted average interest rate of 4.86%. Such borrowings are being used for general corporate purposes.

     In February 1996, $200 million of the Company's medium term notes with a coupon interest rate of 5.98% matured. In March 1996, the Company paid $300 million of maturing term notes, at an effective interest rate of 4.46%, and redeemed at par its 10.5% subordinated notes totaling $250 million.

     CAPITAL. Stockholders' equity was $2.8 billion at June 30, 1996, a decrease of $279.6 million or 9% from December 31, 1995. The decrease is primarily due to payments of $206.6 million to purchase 8.7 million shares of the Company's common stock, a net change of $136.6 million to a net unrealized loss on securities available for sale, and dividends paid to common and preferred stockholders of $74.0 million, partially offset by net income of $133.5 million. The net unrealized loss on securities available for sale at June 30, 1996 was $116.5 million.

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

     Under OTS regulations which implement the "prompt corrective action" system mandated by the Federal Deposit Insurance Corporation Improvement Act, an institution is well capitalized if its ratio of total capital to risk-weighted assets is 10% or more, its ratio of core capital to risk-weighted assets is 6% or more, its ratio of core capital to total assets is 5% or more and it is not subject to any written agreement, order or directive to meet a specified capital level. At June 30, 1996 Home Savings met these standards.

     Home Savings is in compliance with the OTS capital regulations. The following table shows the capital amounts and ratios (fully phased-in) of Home Savings at June 30, 1996:

                                                        Balance      Ratio
                                                       ----------   -------
                                                      (dollars in thousands)
Tangible capital (to adjusted total assets)            $2,967,527     6.03%
Core capital (to adjusted total assets)                 2,976,216     6.04
Core capital (to risk-weighted assets)                  2,976,216     9.69
Total risk-based capital                                3,636,402    11.85

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

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 125

     In June 1996 the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on control. Under this approach, after a transfer of financial assets, the Company will recognize the financial and servicing assets it controls and the liabilities incurred, and derecognize financial assets when control has been surrendered and liabilities when extinguished. SFAS No. 125 provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. It also requires that cash flows received in excess of contractually specified servicing fees be classified as an interest-only receivable. SFAS No. 125 must be adopted for financial statements for fiscal years beginning after December 31, 1996. The impact on the Company of adopting SFAS No. 125 is not expected to be material as the Company's existing procedures are generally in compliance with the provisions of SFAS No. 125.

RECAPITALIZATION OF THE SAVINGS ASSOCIATION INSURANCE FUND

     Home Savings' deposits are insured in part by the Savings Association Insurance Fund (the "SAIF") and in part by the Bank Insurance Fund (the "BIF"). The BIF and the SAIF are both administered by the FDIC. During 1995, Home Savings paid deposit insurance premiums to the SAIF on its SAIF deposits and to the BIF on its BIF deposits.

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

	The difference between BIF and SAIF assessment rates provides institutions whose deposits are exclusively or primarily BIF-insured, such as most commercial banks, a competitive advantage over institutions whose deposits are primarily SAIF-insured, such as Home Savings. In order to eliminate the difference between BIF and SAIF assessment rates, Congress adopted a proposal in late 1995 to recapitalize SAIF to its DRR by means of a special one-time assessment on SAIF-insured deposits. The proposal was included as part of the Congressional balanced budget program which was then vetoed by President Clinton and therefore has not been implemented. The budget for fiscal 1996 which was ultimately adopted by Congress and signed by President Clinton in early 1996 omitted the proposal. Congress continues to consider the recapitalization of SAIF although the Company cannot predict whether or when a recapitalization will be effected. If a recapitalization of SAIF had been effected in 1995 as proposed by means of a special assessment equal to 0.80% of SAIF deposits as of March 31, 1995, the Company would have paid a special assessment of approximately $184 million, net of taxes. An assessment of this amount would have had a material effect on the Company's net income, but would not have had a material effect on the Company's total assets or liquidity. Such an assessment would also not have materially affected Home Savings' capital ratios and Home Savings would still have been considered well-capitalized.

     In order to remain competitive in the market place by addressing the significant disparity in assessment rates, the Company has filed applications to organize a state-chartered savings bank as a wholly-owned subsidiary of Home Savings, the deposits of which would be BIF-insured. The Company cannot predict whether the anticipated gains from such increased competitiveness in the market place will offset any additional expenses of operating multiple institutions.

                     PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

         The Annual Meeting of Stockholders of Registrant was held on May 13, 1996.

         Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, there was no solicitation in opposition to management's nominees as listed in the proxy statement and all of such nominees were elected, except for one nominee who, in conjunction with the termination of his employment with the Registrant, withdrew his name from consideration. There were no directors, other than those elected at the meeting, whose term of office continued after the meeting. The votes cast for and withheld with respect to each nominee were as follows:

             Nominee                     For             Withheld
        --------------------          ----------        ----------
        Byron Allumbaugh              96,364,374        2,200,045
        Harold A. Black               96,313,318        2,339,101
        Richard M. Bressler           96,352,638        2,299,781
        David R. Carpenter            96,346,424        2,305,995
        Phillip D. Matthews           96,368,224        2,284,195
        Richard L. Nolan              96,309,517        2,342,902
        Delia M. Reyes                96,313,894        2,338,525
        Charles R. Rinehart           96,315,725        2,336,694
        Frank M. Sanchez              96,315,875        2,336,544
        Elizabeth A. Sanders          96,363,362        2,289,057
        Arthur W. Schmutz             96,209,804        2,442,615
        William D. Schulte            95,538,589        3,113,830

         The votes cast for and against approval of the Registrant's 1996 Nonemployee Directors' Stock Incentive Plan, and the number of abstentions, were as follows:

             For               Against              Abstentions
          ----------         ----------             -----------
          73,479,059         24,455,730               717,630

                     PART II.   OTHER INFORMATION



Item 6.    Exhibits and Reports on Form 8-K.
           ---------------------------------


      (a)  Exhibits.

           11  Statement of Computation of Income per Share.

           27  Financial Data Schedule. *

      (b)  Reports on Form 8-K.

           The Registrant filed with the Commission a Current Report on Form 8-K, dated April 16, 1996, with respect to its first quarter earnings.

           The Registrant filed with the Commission a Current Report on Form 8-K, dated May 14, 1996, with respect to the completion of its $250 million stock repurchase program, commencement of an additional $150 million stock repurchase program and redemption of its 9.60% Preferred Stock, Series B.

           The Registrant filed with the Commission a Current Report on Form 8-K, dated June 26, 1996, with respect to the Registrant's issuance of medium term notes.


























*  Filed electronically with the Securities and Exchange Commission.

                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  August 13, 1996                H. F. Ahmanson & Company



                                         /s/  Kevin M. Twomey
                                     -------------------------------
                                     Kevin M. Twomey
                                     Senior Executive Vice President
                                     and Chief Financial Officer
                                     (Authorized Signer)



                                         /s/  George Miranda
                                     -------------------------------
                                     George Miranda
                                     First Vice President and
                                     Principal Accounting Officer

                           EXHIBIT INDEX


     Exhibit                                            Sequentially
     Number                 Description                 Numbered Page
     -------                -----------                 -------------

       11        Statement of Computation of Income          34
                  per Share.

       27        Financial Data Schedule.                     *



































*  Filed electronically with the Securities and Exchange Commission.