Form 10-Q
period 1996-09-30
AHMANSON H F & CO /DE/
filed 1996-11-14
CIK 771667

                                  FORM 10-Q


                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.   20549

        (X)       QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               for the quarterly period ended September 30, 1996

                                     OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         for the transition period from              to
                                         ------------    ------------
         Commission File Number                        1-8930
                                                   ------------------

                         H. F. AHMANSON & COMPANY
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)

                 Delaware                                95-0479700
       ------------------------------                 ---------------
      (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                 Identification No.)

      4900 Rivergrade Road, Irwindale, California              91706
      -------------------------------------------            ---------
      (Address of principal executive offices)               (Zip Code)

      Registrant's telephone number, including area code. (818) 960-6311
                                                           -------------
                      Exhibit Index appears on page:  32

               Total number of sequentially numbered pages:  33

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No    .
    ----    ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1996: $.01 par value - 105,496,154 shares.

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

H. F. AHMANSON & COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited) (in thousands)


Assets                                                   September 30, 1996        December 31, 1995
------                                                   -------------------       -----------------
Cash and amounts due from banks                              $   758,312              $   752,878
Securities purchased under agreements to resell                  623,000                  381,000
Other short-term investments                                      14,517                   13,278
                                                             -----------              -----------
     Total cash and cash equivalents                           1,395,829                1,147,156
Other investment securities held to
  maturity [market value
  $2,417 (September 30, 1996) and
  $2,484 (December 31, 1995)]                                      2,440                    2,448
Other investment securities available for
  sale [amortized cost
  $8,581 (September 30, 1996) and
  $9,327 (December 31, 1995)]                                      9,074                    9,908
Investment in stock of Federal Home
  Loan Bank (FHLB), at cost                                      414,901                  485,938
Mortgage-backed securities (MBS)
  held to maturity [market value
  $5,273,207 (September 30, 1996) and
  $5,965,045 (December 31, 1995)]                              5,253,208                5,825,276
MBS available for sale [amortized cost
  $9,761,091 (September 30, 1996) and
  $10,293,537 (December 31, 1995)]                             9,610,020               10,326,866
Loans receivable less allowance for losses of
  $398,290 (September 30, 1996) and
  $380,886 (December 31, 1995)                                31,728,580               30,273,514
Loans held for sale [market value
  $127,178 (September 30, 1996) and
  $992,550 (December 31, 1995)]                                  125,524                  981,865
Accrued interest receivable                                      215,238                  228,111
Real estate held for development and
  investment (REI) less allowance for losses of
  $164,298 (September 30, 1996)and
  $283,748 (December 31, 1995)                                   192,846                  234,855
Real estate owned held for sale (REO)
  less allowance for losses of
  $36,126 (September 30, 1996) and
  $38,080 (December 31, 1995)                                    277,594                  225,566
Premises and equipment                                           437,886                  410,947
Goodwill and other intangible assets                             321,088                  147,974
Other assets                                                     591,292                  229,162
Income taxes                                                      12,704                     -
                                                             -----------              -----------
                                                             $50,588,224              $50,529,586
                                                             ===========              ===========

Liabilities and Stockholders' Equity
------------------------------------

Deposits                                                     $35,399,443              $34,244,481
Securities sold under agreements to repurchase                 1,705,000                3,519,311
Other short-term borrowings                                       50,000                     -
FHLB and other borrowings                                      9,500,882                8,717,117
Other liabilities                                              1,460,265                  873,313
Income taxes                                                        -                     118,442
                                                             -----------              -----------
  Total liabilities                                           48,115,590               47,472,664
Stockholders' equity                                           2,472,634                3,056,922
                                                             -----------              -----------
                                                             $50,588,224              $50,529,586
                                                             ===========              ===========

H. F. AHMANSON & COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(dollars in thousands except per share data)

                                                             For the Three Months Ended       For the Nine Months Ended
                                                                  September 30,                    September 30,
                                                           ---------------------------      ---------------------------
                                                              1996            1995             1996            1995
                                                           -----------     -----------      -----------     -----------
Interest income:
  Interest on loans                                        $   567,001     $   576,205      $ 1,700,934     $ 1,822,277
  Interest on MBS                                              283,568         333,978          888,849         848,448
  Interest and dividends on investments                         17,406          38,983           40,298         121,989
                                                           -----------     -----------      -----------     -----------
      Total interest income                                    867,975         949,166        2,630,081       2,792,714
                                                           -----------     -----------      -----------     -----------

Interest expense:
  Deposits                                                     377,011         504,241        1,137,181       1,428,477
  Short-term borrowings                                         32,035          37,669          108,599         132,330
  FHLB and other borrowings                                    152,693          92,812          449,509         312,044
                                                           -----------     -----------      -----------     -----------
      Total interest expense                                   561,739         634,722        1,695,289       1,872,851
                                                           -----------     -----------      -----------     -----------
      Net interest income                                      306,236         314,444          934,792         919,863
Provision for loan losses                                       35,783          29,175          115,626          81,184
                                                           -----------     -----------      -----------     -----------
      Net interest income after provision for loan losses      270,453         285,269          819,166         838,679
                                                           -----------     -----------      -----------     -----------
Other income:
  Gain (loss) on sales of MBS                                     -              2,586              (29)         11,866
  Gain (loss) on sales of loans                                  3,307          (1,021)          24,501             989
  Servicing income                                              18,114          16,688           49,916          44,550
  Other fee income                                              34,386          26,542           92,496          76,896
  Gain on sale of New York retail deposit branch system           -            514,671             -            514,671
  Gain on sales of investment securities                           313             142              313             254
  Other operating income                                         1,140           1,179            6,593             963
                                                           -----------     -----------      -----------     -----------
                                                                57,260         560,787          173,790         650,189
                                                           -----------     -----------      -----------     -----------
Other expenses:
  SAIF recapitalization                                        243,862            -             243,862            -
  Other general and administrative expenses                    204,400         235,305          587,100         619,362
                                                           -----------     -----------      -----------     -----------
      General and administrative expenses (G&A)                448,262         235,305          830,962         619,362
  Operations of REI                                             19,295          42,148           33,573          45,856
  Operations of REO                                             25,225          21,007           78,216          61,665
  Amortization of goodwill and other intangible assets           3,955           8,103           11,907          21,948
                                                           -----------     -----------      -----------     -----------
                                                               496,737         306,563          954,658         748,831
                                                           -----------     -----------      -----------     -----------
Income (loss) before provision for income taxes (benefit)
  and cumulative effect of accounting change                  (169,024)        539,493           38,298         740,037
Provision for income taxes (benefit)                           (89,546)        266,495          (15,713)        349,800
                                                           -----------     -----------      -----------     -----------
Income (loss) before cumulative effect of accounting
  change                                                       (79,478)        272,998           54,011         390,237
Cumulative effect of change in accounting for goodwill            -               -                -           (234,742)
                                                           -----------     -----------      -----------     -----------
Net income (loss)                                          $   (79,478)    $   272,998      $    54,011     $   155,495
                                                           ===========     ===========      ===========     ===========

Income (loss) attributable to common shares                $   (90,776)    $   264,703      $    17,497     $   130,610
                                                           ============    ===========      ===========     ===========

Income (loss) per common share - primary:
  Income (loss) before cumulative effect of accounting
    change                                                 $     (0.85)    $      2.20      $      0.16     $      2.99
  Cumulative effect of change in accounting for
    goodwill                                                       -               -                -             (1.99)
                                                           -----------     -----------      -----------     -----------
    Net income (loss)                                      $     (0.85)    $      2.20      $      0.16     $      1.00
                                                           ===========     ===========      ===========     ===========

Income (loss) per common share - fully diluted:
  Income (loss) before cumulative effect of accounting
    change                                                 $     (0.85)    $      2.03      $      0.16     $      2.80
  Cumulative effect of change in accounting for
    goodwill                                                       -               -                -             (1.80)
                                                           -----------     -----------      -----------     -----------
    Net income (loss)                                      $     (0.85)    $      2.03      $      0.16     $      1.00
                                                           ===========     ===========      ===========     ===========

Common shares outstanding, weighted average:
  Primary                                                  106,282,651     118,507,477      110,750,825     118,059,572
  Fully diluted                                            106,282,651     130,541,379      110,750,825     130,427,469

H. F. AHMANSON & COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS, continued (Unaudited) (dollars in thousands except per share data)

                                                            For the Three Months Ended       For the Nine Months Ended
                                                                  September 30,                    September 30,
                                                           ---------------------------      ---------------------------
                                                              1996            1995             1996            1995
                                                           -----------     -----------      -----------     -----------
Return on average assets (1)                                     (0.65)%          2.04%            0.15%           0.38%
Return on average equity (1)                                    (11.77)%         37.72%            2.53%           7.28%
Return on average tangible equity (1),(2)                       (11.79)%         55.59%            2.95%          25.09%
Efficiency ratio (1)                                            124.96%          65.79%           77.14%          59.48%

(1) Excluding the effect of the SAIF recapitalization of $243.9 million and FIB branch acquisition costs of $14.0 million, the returns on average assets, average equity and average tangible equity and the efficiency ratio would have been as follows:

                                                            For the Three Months Ended       For the Nine Months Ended
                                                                September 30, 1996              September 30, 1996
                                                            --------------------------       -------------------------
    Return on average assets                                           0.60%                           0.56%
    Return on average equity                                          10.86%                           9.70%
    Return on average tangible equity (2)                             11.56%                          10.34%
    Efficiency ratio                                                  53.08%                          53.20%

(2) Net income excluding amortization of goodwill and other intangible assets (net of applicable tax), and cumulative effect of change in accounting for goodwill (net of applicable tax), as a percentage of average equity excluding goodwill and other intangible assets (net of applicable tax).  Prior periods have been restated to conform to current presentation.

H. F. AHMANSON & COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

                                                                                       For The Nine
                                                                                Months Ended September 30,
                                                                                --------------------------
                                                                                    1996          1995
                                                                                ------------  ------------
Cash flows from operating activities:
 Net income                                                                      $    54,011  $   155,495
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Gain on sale of New York retail deposit branch system                                -        (514,671)
   Provision for losses on loans and real estate                                     171,483      151,170
   Depreciation and amortization                                                      69,905       69,075
   Cumulative effect of change in accounting for goodwill                               -         234,742
   Decrease in accrued interest receivable                                            12,873       54,808
   Proceeds from sales of loans originated for sale                                2,141,612      742,259
   Loans originated for sale                                                      (1,310,546)    (766,248)
   Loans repurchased from investors                                                 (197,288)     (52,276)
   SAIF recapitalization accrual                                                     243,862         -
   Increase (decrease) in other liabilities                                          (19,095)     209,412
   Other, net                                                                        (90,358)    (123,364)
                                                                                 -----------  -----------
    Net cash provided by operating activities                                      1,076,459      160,402
                                                                                 -----------  -----------

Cash flows from investing activities:
 Proceeds from sales of MBS available for sale                                        10,219    2,432,215
 Proceeds from sales of MBS held to maturity                                            -         491,100
 Principal payments on loans                                                       1,761,015    1,207,344
 Principal payments on MBS                                                         1,225,383      864,523
 Loans originated for investment (net of refinances)                              (2,457,156)  (3,811,345)
 Loans purchased                                                                  (1,142,696)     (43,667)
 MBS purchased                                                                       (10,173)        (535)
 Net redemption (purchase) of FHLB stock                                              89,386      (22,209)
 Other investment securities purchased                                               (13,333)      (6,008)
 Proceeds from sales of other investment securities available for sale                12,731          537
 Proceeds from maturities of other investment securities                               1,348      253,756
 Proceeds from sales of REO                                                          322,820      245,794
 Proceeds from sales of premises and equipment                                         3,023       78,212
 Additions to premises and equipment                                                 (81,350)     (73,512)
 Goodwill from FIB branch acquisition                                               (185,021)        -
 Other, net                                                                            3,744        7,146
                                                                                 -----------  -----------
    Net cash provided by (used in) investing activities                             (460,060)   1,623,351
                                                                                 -----------  -----------
Cash flows from financing activities:
 Net increase (decrease) in deposits                                                (733,887)     786,921
 Deposits purchased                                                                1,888,849    1,299,322
 Proceeds from deposits sold                                                            -      (7,462,847)
 Increase (decrease) in borrowings maturing in 90 days or less                      (959,311)   3,133,877
 Proceeds from other borrowings                                                    3,237,427    1,174,248
 Repayment of other borrowings                                                    (3,260,421)  (1,729,438)
 Common stock purchased for treasury                                                (255,308)        -
 Preferred stock redeemed                                                           (175,000)        -
 Dividends to stockholders                                                          (110,075)    (115,247)
                                                                                 -----------  -----------
    Net cash used in financing activities                                           (367,726)  (2,913,164)
                                                                                 -----------  -----------
Net increase (decrease) in cash and cash equivalents                                 248,673   (1,129,411)

Cash and cash equivalents at beginning of period                                   1,147,156    2,046,620
                                                                                 -----------  -----------
Cash and cash equivalents at end of period                                       $ 1,395,829  $   917,209
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


                                 OVERVIEW

      The Company would have reported net income for the third quarter of 1996 of $73.2 million, or $0.56 per fully diluted common share, excluding after tax charges of $8.3 million, or $0.07 per share, related to the acquisition of 61 former First Interstate Bank branches from Wells Fargo & Company (the "FIB branch acquisition"), and $144.4 million, or $1.34 per share, for the special assessment to recapitalize the Savings Association Insurance Fund ("SAIF"). Including these charges, the Company recorded a net loss of $79.5 million, or $0.85 per share, for the third quarter of 1996.

     For the third quarter of 1995, the Company reported net income of $273.0 million, or $2.03 per fully diluted common share, which included an after tax gain of $252.7 million from the sale of the Company's New York retail deposit branch system (the "New York sale"). Excluding the gain and certain charges, the Company earned $65.6 million, or $0.44 per fully diluted common share, for the third quarter of 1995.

     For the first nine months of 1996, the Company would have reported net income, excluding the third quarter charges, of $206.7 million, or $1.49 per fully diluted common share. Including these charges, net income was $54.0 million, or $0.16 per share. This compares with $155.5 million, or $1.00 per share, for the first nine months of 1995, which included the gain on the New York sale and the adoption of an accounting change that resulted in the write-off of $234.7 million of goodwill related to acquisitions prior to 1982.

FIB BRANCH ACQUISITION

     The acquisition of the 61 former First Interstate branches by Home Savings was completed at the close of business on September 20, 1996. In the transaction, the Company acquired approximately $1.9 billion in deposits and $1.1 billion in loans. The Company recorded approximately $185 million in goodwill related to the acquisition. The Company's results of operations for the third quarter and nine months of 1996 include operating results of the acquired branches only after September 20, 1996.

SAIF RECAPITALIZATION

     On September 30, 1996, President Clinton signed a bill that included a special assessment to recapitalize SAIF. The special assessment will be payable in the fourth quarter of 1996, but has been reflected in the Company's third quarter results. The Company's share will be approximately $243.9 million on a pre-tax basis or $144.4 million after tax. Although savings institutions will still pay more than banks to the Federal Deposit Insurance Corporation (approximately $0.06 per $100 in deposits versus $0.01 to be paid by banks) for the next several years, the recapitalization of SAIF is a step towards allowing the Company to compete on a more equal footing with banks.

RESULTS OF OPERATIONS

     Net interest income totaled $306.2 million for the third quarter of 1996, compared to $314.4 million in the third quarter of 1995 and $311.6 million in the second quarter of 1996. The decrease of $8.2 million in net interest income from the third quarter of 1995 is due mainly to a decrease of $4.3 billion in average interest-earning assets principally as a result of the New York sale. The decrease of $5.4 million, or 2%, in net interest income from the second quarter of 1996 is primarily due to an increase in the Company's cost of funds. For the third quarter of 1996, the net interest margin was 2.61%, compared to 2.47% in the third quarter of 1995 and 2.66% in the second quarter of 1996. At September 30, 1996, the net interest margin was 2.67%.

     Other income totaled $57.3 million for the third quarter of 1996, compared to $46.1 million, excluding the gain from the New York sale, in the third quarter of 1995. The increase was primarily due to improvements in other fee income from personal financial services, commissions on sales of investment and insurance products and services and trustee fees.

     General and administrative ("G&A") expenses totaled $448.3 million in the third quarter of 1996, including $243.9 million for the SAIF special assessment and $14.0 million associated with the FIB branch acquisition. This compares to $235.3 million in the third quarter of 1995, which included certain charges of $36.7 million. Excluding the SAIF recapitalization and these other charges, G&A expenses in the third quarter of 1996 would have been $190.4 million compared to $198.6 million in the third quarter of 1995.

     During the third quarter of 1996, the Company provided $35.8 million for loan losses, compared to $29.2 million in the third quarter of 1995. During the first nine months of 1996, the Company provided $115.6 million for loan losses compared to $81.2 million in the first nine months of 1995. Expenses for the operations of foreclosed real estate ("REO") amounted to $25.2 million in the third quarter of 1996, compared to $21.0 million in the third quarter of 1995. During the first nine months of 1996, these expenses amounted to $78.2 million, compared to $61.7 million in the first nine months of 1995.

     In the third quarter of 1996, the Company added $20.1 million to its allowance for real estate investments ("REI"), $19.0 million of which was principally due to a revision in business plans for the disposition of one commercial project. In the third quarter of 1995, the Company recorded a $40 million provision to the allowance for REI due to a deterioration in the value of a major commercial real estate investment project. REI, net of allowances, totaled $192.8 million at September 30, 1996 compared to $321.5 million at September 30, 1995.

     The Company's operations for the third quarter of 1996 and the nine months ended September 30, 1996 included tax benefits of $19.0 million resulting from a reduction in the Company's valuation allowance for deferred taxes. This reduction is attributable to the Company's development of tax planning strategies that would be implemented, if necessary, to realize the excess tax bases in certain investments.

ASSET QUALITY

     During the third quarter of 1996, nonperforming assets ("NPAs") decreased by $56.1 million. This is the largest quarterly decline in NPAs since the
fourth quarter of 1993.   At September 30, 1996, NPAs reached their lowest
level since August 1995 and totaled $897.6 million, or 1.77% of total assets, compared to $916.5 million, or 1.81% of total assets, at September 30, 1995. Troubled debt restructurings ("TDRs") totaled $187.3 million at September 30, 1996.

     Net loan charge-offs for the third quarter of 1996 totaled $34.7 million, compared to $33.8 million in the third quarter of 1995. For the first nine months of 1996, net charge-offs totaled $112.9 million compared to $96.1 million in the first nine months of 1995.

     The amount of NPAs peaked in February 1996, and since then the Company has experienced a trend of declines in NPAs along with improvements in other indicators of asset quality. Single family recoveries were $7.4 million in the third quarter of 1996, compared with $2.9 million in the third quarter of 1995.

LOAN ORIGINATIONS

     The Company funded $1.3 billion of residential mortgages in the third quarter of 1996, compared to $1.5 billion in the third quarter of 1995. Consumer loan production totaled $71.1 million during the quarter compared to $15.7 million in the third quarter of 1995. During the first nine months of 1996, the Company originated $4.0 billion in residential mortgage loans and $139.3 million in consumer loans.

CAPITAL

     At September 30, 1996, Home Savings' capital ratios exceeded all regulatory requirements for well-capitalized institutions, the highest regulatory standard.

     In the third quarter of 1996, the Company purchased 1.9 million shares of its outstanding common stock at an average price per share of $25.48. Of the $150 million authorized for the Company's second stock purchase program, $82.4 million remains at September 30, 1996. As of September 30, 1996, the Company had purchased 13 million shares since initiating the first stock purchase program in October 1995, or 11% of the then outstanding common shares, at an average price of $24.36.

     In addition, in the third quarter of 1996, the Company redeemed at par its Preferred Stock, Series B, which totaled $175 million. This redemption should contribute approximately $0.09 to annualized income per common share.

TAX CONTINGENCY

     The Company's financial statements do not contain any benefit related to the Company's recent determination that it is entitled to the deduction of the tax bases in certain state branching rights when the Company sells its deposit branch businesses, thereby abandoning such branching rights in those states. The Company's position is that the tax bases result from the tax treatment of property received as assistance from the Federal Savings and Loan Insurance Corporation ("FSLIC") in conjunction with FSLIC-assisted transactions. From 1981 through 1985, the Company acquired thrift institutions in six states through FSLIC-assisted transactions. The Company's position is that assistance received from the FSLIC included out-of-state branching rights valued at approximately $740 million. As of September 30, 1996, the Company had sold its deposit branching businesses and abandoned such branching rights in four of these states, the first of which was Missouri in 1993. The potential tax benefit related to these abandonments as of September 30, 1996 could approach $167 million. The potential deferred tax benefit related to branching rights not abandoned could approach $130 million.

     The Internal Revenue Service ("IRS") is currently examining the Company's 1993 federal income tax return, including the Company's recently proposed adjustment related to the abandonment of its Missouri branching rights. The Company, after consultation with its tax advisors, believes that its position with respect to the tax treatment of these rights is the correct interpretation under the tax and regulatory law. However, the Company also believes that its position has never been directly addressed by any judicial or administrative authority. It is therefore impossible to predict either the IRS response to the Company's position, or if the IRS contests the Company's position, the ultimate outcome of litigation that the Company is prepared to pursue. Because of these uncertainties, the Company cannot presently determine if any of the above described tax benefits will ever be realized and there is no assurance to that effect. Therefore, in accordance with generally accepted accounting principles, the Company does not believe it is appropriate at this time to reflect these tax benefits in its financial statements. This position will be reviewed by the Company from time to time as these uncertainties are resolved.

                             RESULTS OF OPERATIONS

NET INTEREST INCOME

     Net interest income was $306.2 million in the third quarter of 1996, a decrease of $8.2 million, or 3%, compared to the third quarter of 1995, and was $934.8 million in the first nine months of 1996, an increase of $14.9 million, or 2%, compared to the first nine months of 1995. The following tables present the Company's Consolidated Summary of Average Financial Condition and net interest income for the periods indicated. Average balances on interest-earning assets and interest-costing liabilities are computed on a daily basis and other average balances are computed on a monthly basis. Interest income and expense and the related average balances include the effect of discounts or premiums. Nonaccrual loans are included in the average balances, and delinquent interest on such loans has been deducted from interest income.

                                                       Three Months Ended September 30,
                                       -----------------------------------------------------------------
                                                     1996                             1995
                                       -------------------------------  --------------------------------
                                         Average               Average    Average               Average
                                         Balance    Interest    Rate      Balance     Interest    Rate
                                       ----------- ----------- -------  -----------  ---------- --------
                                                            (dollars in thousands)
Interest-earning assets:
  Loans                                $30,679,849    $567,001  7.39%   $30,740,453    $576,205   7.50%
  MBS                                   15,167,847     283,568  7.39*    17,819,246     333,978   7.50*
                                       -----------    --------          -----------    --------
     Total loans and MBS                45,847,696     850,569  7.39*    48,559,699     910,183   7.50*
  Investment securities                    843,973      17,406  8.25      2,463,031      38,983   6.33
                                       -----------    --------          -----------    --------
  Interest-earning assets               46,691,669     867,975  7.41*    51,022,730     949,166   7.44*
                                                      --------                         --------
Other assets                             2,377,437                        2,591,933
                                       -----------                      -----------
            Total assets               $49,069,106                      $53,614,663
                                       ===========                      ===========
Interest-costing liabilities:
  Deposits                             $33,661,816     377,011  4.48    $42,386,182     504,241   4.76
                                       -----------    --------          -----------    --------
  Borrowings:
     Short-term                          2,087,544      32,035  6.14      2,316,567      37,669   6.50
     FHLB and other                      9,470,132     152,693  6.45      5,229,260      92,812   7.10
                                       -----------    --------          -----------    --------
     Total borrowings                   11,557,676     184,728  6.39      7,545,827     130,481   6.92
                                       -----------    --------          -----------    --------
  Interest-costing liabilities          45,219,492     561,739  4.97     49,932,009     634,722   5.08
                                                      --------                         --------
Other liabilities                        1,148,890                          787,361
Stockholders' equity                     2,700,724                        2,895,293
                                       -----------                      -----------
            Total liabilities and
              stockholders' equity     $49,069,106                      $53,614,663
                                       ===========                      ===========
Excess interest-earning assets/
  Interest rate spread                 $ 1,472,177              2.44*   $ 1,090,721               2.36*
                                       ===========                      ===========
Net interest income/
  Net interest margin                                 $306,236  2.61*                  $314,444   2.47*
                                                      ========                         ========

* Excludes the effect of the unrealized gain or loss on MBS available for sale.

                                                     Nine Months Ended September 30,
                                    -----------------------------------------------------------------
                                                  1996                             1995
                                    -------------------------------  --------------------------------
                                      Average               Average    Average               Average
                                      Balance    Interest    Rate      Balance     Interest    Rate
                                    ----------- ----------- -------  -----------  ---------- --------
                                                         (dollars in thousands)
Interest-earning assets:
  Loans                             $30,649,111  $1,700,934  7.40%   $33,355,052  $1,822,277   7.28%
  MBS                                15,687,308     888,849  7.50*    15,771,929     848,448   7.16*
                                    -----------  ----------          -----------  ----------
     Total loans and MBS             46,336,419   2,589,783  7.43*    49,126,981   2,670,725   7.25*
  Investment securities                 795,372      40,298  6.76      2,636,494     121,989   6.17
                                    -----------  ----------          -----------  ----------
  Interest-earning assets            47,131,791   2,630,081  7.42*    51,763,475   2,792,714   7.19*
                                                  ---------                       ----------
Other assets                          2,415,208                        2,556,745
                                    -----------                      -----------
            Total assets            $49,546,999                      $54,320,220
                                    ===========                      ===========
Interest-costing liabilities:
  Deposits                          $33,700,428   1,137,181  4.50    $41,856,532   1,428,477   4.55
                                    -----------   ---------          -----------  ----------
  Borrowings:
     Short-term                       2,402,656     108,599  6.03      2,755,283     132,330   6.40
     FHLB and other                   9,425,960     449,509  6.36      6,033,155     312,044   6.90
                                    -----------   ---------          -----------  ----------
     Total borrowings                11,828,616     558,108  6.29      8,788,438     444,374   6.74
                                    -----------   ---------          -----------  ----------
  Interest-costing liabilities       45,529,044   1,695,289  4.96     50,644,970   1,872,851   4.93
                                                  ---------                       ----------
Other liabilities                     1,176,257                          829,047
Stockholders' equity                  2,841,698                        2,846,203
                                    -----------                      -----------
            Total liabilities and
              stockholders' equity  $49,546,999                      $54,320,220
                                    ===========                      ===========
Excess interest-earning assets/
  Interest rate spread              $ 1,602,747              2.46*   $ 1,118,505               2.26*
                                    ===========                      ===========
Net interest income/
  Net interest margin                            $  934,792  2.64*                $  919,863   2.37*
                                                 ==========                       ==========

* Excludes the effect of the unrealized gain or loss on MBS available for sale.

     Included in net interest income were provisions for losses on delinquent interest of $9.9 million and $9.3 million in the third quarter of 1996 and 1995, respectively, related to nonaccrual loans which had the effect of reducing the net interest margin by eight basis points and seven basis points, respectively. Such provisions came to $37.8 million in the first nine months of 1996 and $35.3 million the first nine months of 1995, reducing the net interest margin by 10 basis points and nine basis points, respectively.

     The following table presents the changes for the third quarter and first nine months of 1996 from the respective periods of 1995 in the Company's interest income and expense attributable to various categories of its assets and liabilities as allocated to changes in average balances and changes in average rates. Because of numerous and simultaneous changes in both balances and rates from period to period, it is not practical to allocate precisely the effects thereof. For purposes of this table, the change due to volume is initially calculated as the current period change in average balance multiplied by the average rate during the preceding year's period and the change due to rate is calculated as the current period change in average rate multiplied by the average balance during the preceding year's period. Any change that remains unallocated after such calculations is allocated proportionately to changes in volume and changes in rates.

                             Three Months Ended September 30,      Nine Months Ended September 30,
                             --------------------------------    ----------------------------------
                                    1996 Versus 1995                     1996 Versus 1995
                                Increase/(Decrease) Due to           Increase/(Decrease) Due to
                             ---------------------------------   ----------------------------------
                              Volume       Rate        Total       Volume        Rate      Total
                             ---------   ---------   ---------   ----------   ---------  ----------
                                                        (in thousands)
Interest income on:
  Loans                       $ (1,090)   $ (8,114)  $  (9,204)  $(152,286)   $ 30,943   $(121,343)
  MBS                   (a)    (45,574)     (4,836)    (50,410)        468      39,933      40,401
  Investment securities        (40,064)     18,487     (21,577)    (94,651)     12,960     (81,691)
                              --------    --------   ---------   ---------    --------   ---------
    Total interest income      (86,728)      5,537     (81,191)   (246,469)     83,836    (162,633)
                              --------    --------   ---------   ---------    --------   ---------
Interest expense on:
  Deposits                     (98,951)    (28,279)   (127,230)   (275,746)    (15,550)   (291,296)
  Short-term borrowings         (3,611)     (2,023)     (5,634)    (16,347)     (7,384)    (23,731)
  FHLB and other borrowings     67,501      (7,620)     59,881     159,688     (22,223)    137,465
                              --------    --------   ---------   ---------    --------   ---------
    Total interest expense     (35,061)    (37,922)    (72,983)   (132,405)    (45,157)   (177,562)
                              --------    --------   ---------   ---------    --------   ---------
          Net interest income $(51,667)   $ 43,459   $  (8,208)  $(114,064)   $128,993   $  14,929
                              ========    ========   =========   =========    ========   =========

(a) Excludes the effect of the unrealized gain or loss on MBS available for sale.

     The preceding three tables identify the components of the changes in net interest income between the third quarters and nine month periods of 1996 and 1995. Net interest income decreased $8.2 million, or 3%, in the third quarter of 1996 as compared to the third quarter of 1995. Net interest income increased $14.9 million, or 2%, for the first nine months of 1996 as compared to the same period of 1995. The decrease in net interest income between third quarter periods resulted primarily from the decrease in the average balance of interest-earning assets.

     The yield on a majority of the Company's interest-earning assets is tied to the monthly weighted average cost of funds for FHLB Eleventh District member savings institutions as computed by the FHLB of San Francisco ("COFI"). The FHLB of San Francisco currently reports COFI at the end of the month following the month to which it relates. The Company's COFI ARMs generally commence accruing interest based on the most recently reported COFI during the month after it is reported. As a result, changes in the Company's COFI ARMs generally reflect changes in the cost of funds of FHLB Eleventh District member savings institutions two to three months earlier. During the first nine months of 1996, this lag delayed the effect on the Company's net interest income of a decline in COFI and yields on COFI-indexed assets were higher than during the first nine months of 1995. The increase in the yield on these COFI-indexed assets was more than enough to offset the decline in the average balance of total interest-earning assets and the increase in the Company's cost of funds supporting those assets. In addition, excess interest-earning assets increased by $351.8 million in the first nine months of 1996 compared to the same period of 1995. The declines in average interest-earning assets for the 1996 periods compared to the 1995 periods were principally due to the New York sale.

     The Company believes that its net interest income is somewhat insulated from interest rate fluctuations within a fairly wide range primarily due to the adjustable rate nature of its loan and MBS portfolio. In June 1996, the Company introduced two new loan products tied to indices other than COFI, the 12-MAT loan, which is tied to the 12-Month Average Treasury Index, and LAMA loan, which is tied to the LIBOR Annual Monthly Average. The addition of these new loan products is intended to diversify the interest profile of the Company's earning assets.

     Net interest income decreased to $306.2 million for the third quarter of 1996, compared with $311.6 million in the second quarter of 1996. The decrease in net interest income from the second quarter of 1996 is due to a narrowing of the net interest margin due principally to an increase in the Company's cost of funds. For the third quarter of 1996, the net interest margin was 2.61% compared to 2.66% for the second quarter of 1996. At September 30, 1996, the net interest margin was 2.67% compared to 2.61% at June 30, 1996. The higher margin at September 30, 1996 includes the effect of the higher yielding loans and lower costing deposits obtained in the FIB branch acquisition. Because those assets and deposits were owned by the Company for only the last ten days of the third quarter, they had a minimal effect on the margin for the quarter. For information regarding the Company's strategies related to COFI and limiting its interest rate risk, see "Financial Condition--Asset/Liability Management."

PROVISION FOR LOAN LOSSES

     The provision for loan losses was $35.8 million in the third quarter of 1996, an increase of $6.6 million, or 23%, from the $29.2 million provision for the third quarter of 1995. The provision for losses was $115.6 million in the first nine months of 1996, an increase of $34.4 million, or 42%, from the $81.2 million provision for the first nine months of 1995. The increases in the provision during the third quarter and the first nine months of 1996 were due to weakness in the Southern California real estate market and other factors. The allowance for loan losses included $14.7 million relating to loans from the FIB branch acquisition. For additional information regarding the allowance for loan losses, see "Financial Condition--Asset Quality-- Allowance for Loan Losses."

OTHER INCOME

     GAIN (LOSS) ON SALES OF MBS. There were no sales of MBS in the third quarter of 1996 compared to sales of MBS totaling $641.9 million for a pre-tax gain of $2.6 million in the third quarter of 1995. In the first nine months of 1996, MBS totaling $10.2 million were sold for a slight pre-tax loss compared to a pre-tax gain of $11.9 million on sales of MBS totaling $2.2 billion in the first nine months of 1995.

     During the third quarter of 1995, MBS totaling $715.7 million were sold to partially fund the New York sale, resulting in a pre-tax loss of $14.0 million which was included in the gain on the New York sale as a related expense. Included in these sales were MBS originally designated as held to maturity of $503.3 million, which were sold at a pre-tax loss of $12.2 million.

     GAIN (LOSS) ON SALES OF LOANS. During the third quarter of 1996, loans classified as held for sale totaling $477.5 million were sold for a pre-tax gain of $3.3 million compared to loans totaling $508.6 million sold for a pre-tax loss of $1.0 million in the third quarter of 1995. The loans sold in the third quarter of 1996 consisted of $278.9 million in fixed rate loans, $158.6 million in COFI ARMs and $40.1 million in ARMs tied to U.S. Treasury securities ("Treasury ARMs"). In the first nine months of 1996, loans originated for sale totaling $2.1 billion were sold for a pre-tax gain of $24.5 million compared to such loans totaling $745.4 million sold for a pre-tax gain of $1.0 million in the first nine months of 1995. The loans sold for the first nine months of 1996 consisted of $1.5 billion in fixed rate loans, $419.1 million in COFI ARMs and $219.4 million in Treasury ARMs. The sales volume of mortgage loans designated for sale during the comparative periods was influenced by borrower demand for fixed rate loans, most of which the Company designates for sale in the secondary market.

     The Company adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights, an Amendment to FASB No. 65," effective April 1, 1995. Results from periods prior to April 1995 were not restated. The Company capitalizes mortgage servicing rights ("MSR") related to mortgage loans designated for sale. The total cost of the mortgage loans designated for sale is allocated to the MSR and the mortgage loans without the MSR based on their relative fair values. The MSR are amortized over the projected servicing period and are periodically reviewed for impairment based on fair value. The fair value of the MSR, for the purposes of impairment, is measured using a discounted cash flow analysis based on the Company's estimated servicing costs, market prepayment rates and market-adjusted discount rates. Impairment losses are recognized through a valuation allowance. Impairment is measured on a disaggregated basis based on predominant risk characteristics of the underlying mortgage loans. The risk characteristics used by the Company for the purposes of capitalization and impairment evaluation include loan amount, loan type, loan origination date, loan term, the state where the collateral is located and collateral type. MSR totaling $29.7 million were capitalized in the first nine months of 1996, including MSR of $1.3 million on loans held for sale at September 30, 1996. During the first nine months of 1995, MSR of $9.2 million were capitalized. The valuation allowance for MSR impairment was $1.1 million as of September 30, 1996.

     SERVICING INCOME. Servicing income was $18.1 million in the third quarter of 1996, an increase of $1.4 million or 8% from $16.7 million for the third quarter of 1995, and was $49.9 million in the first nine months of 1996, an increase of $5.3 million or 12% from $44.6 million in the first nine months of 1995. The increase for the first nine months was primarily due to a $1.8 billion increase in the average portfolio of loans serviced for investors, partially offset by a decrease of three basis points in the average servicing fee rate to 0.70%. During the first nine months of 1996, $0.6 million was added to the valuation allowance. There were no other changes in the valuation allowance during the first nine months of 1996. At September 30, 1996 and 1995, the portfolio of loans serviced for investors was $13.5 billion and $12.9 billion, respectively.

     OTHER FEE INCOME. Other fee income was $34.4 million in the third quarter of 1996, an increase of $7.9 million or 30% from $26.5 million for the third quarter of 1995. The increase was primarily due to increases of $5.4 million in fees generated by personal financial services and $1.3 million in commissions on the sales of investment and insurance services and products. Other fee income was $92.5 million for the first nine months of 1996, an increase of $15.6 million or 20% from $76.9 million for the same period of 1995. The increase was primarily due to increases of $8.0 million in fees generated by personal financial services, $4.2 million in commissions on the sales of investment and insurance services and products and $2.1 million in trustee fees.

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

     OTHER OPERATING INCOME. Other operating income was $6.6 million for the first nine months of 1996, an increase of $5.6 million from $1.0 million for the same period of 1995. The increase was primarily due to non-recurring refunds totaling $2.3 million recorded in the first quarter of 1996 and the loss on sale of the remaining Ohio branch amounting to $1.6 million in the first quarter of 1995.

OTHER EXPENSES

     G&A EXPENSES. G&A expenses were $448.3 million in the third quarter of 1996, an increase of $213.0 million or 91% from $235.3 million in the third quarter of 1995, and were $831.0 million for the first nine months of 1996, an increase of $211.6 million or 34% from $619.4 million for the same period of 1995. The increases in G&A expenses for the third quarter and first nine months of 1996 are primarily due to the special SAIF recapitalization charge of $243.9 million. The Company also recognized approximately $14.0 million in expenses in the third quarter of 1996 related to the FIB branch acquisition, and approximately $15.8 million of costs associated with major business initiatives such as Project HOME Run, consumer lending, and electronic banking during the first nine months of 1996. This compares to certain charges recognized in the third quarter of 1995 of $25.7 million to bring certain premises to fair value, reflecting the Company's change in business plans to sell these premises, and $11.0 million associated with the Company's major business initiatives. The efficiency ratio is defined by the Company as G&A expenses as a percentage of net interest income plus loan servicing and other fee income. The efficiency ratio, excluding the effect of the SAIF recapitalization and FIB branch acquisition costs in 1996 and the premises charges in 1995, would have been 53.1% for the third quarter of 1996 compared to 65.8% for the third quarter of 1995, and would have been 53.2% for the first nine months of 1996 compared to 59.5% for the first nine months of 1995.

     OPERATIONS OF REI. Losses from operations of REI were $19.3 million in the third quarter of 1996, a decrease of $22.8 million from losses of $42.1 million in the third quarter of 1995. Losses from operations of REI were $33.6 million for the first nine months of 1996, a decrease of $12.3 million from $45.9 million compared to the same period of 1995. Operations of REI for the first nine months of 1996 include a $19.0 million addition to the allowance for losses recognized in the third quarter of 1996 principally due to a revision in business plans for the disposition of one commercial project. Operations of REI for the first nine months of 1995 reflect a $40.0 million provision for losses recognized during the third quarter of 1995 due largely to a deterioration in the value of a major commercial REI project in California.

     The Company intends to continue its withdrawal from real estate development activities. Although the Company does not intend to acquire new properties, it intends to develop, hold and/or sell its current properties depending on economic conditions. The Company has certain properties with long-term holding and development periods. Plans are underway for the sale of certain properties. No new projects have been initiated since 1990.

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

     OPERATIONS OF REO. Losses from operations of REO were $25.2 million in the third quarter of 1996, an increase of $4.2 million or 20% from losses of $21.0 million for the third quarter of 1995. The increase was primarily due to increases of $3.3 million in net operating expenses. For the first nine months of 1996, losses from operations of REO were $78.2 million, an increase of $16.5 million or 27% from $61.7 million for the same period of 1995, reflecting increases of $5.4 million in losses on sales of REO, $9.0 million in net operating expenses and $2.2 million in the provision for losses. For additional information regarding REO, see "Financial Condition--Asset Quality- -NPAs and Potential Problem Loans."

     AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE. The Company adopted SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," effective January 1, 1995 for goodwill related to acquisitions prior to September 30, 1982. As a result, the Company wrote off goodwill totaling $234.7 million as a cumulative effect of the accounting change. Goodwill resulting from acquisitions of banking or thrift institutions initiated after September 30, 1982, continues to be amortized in accordance with SFAS No. 72.

    Amortization of goodwill and other intangible assets was $4.0 million for the third quarter of 1996, a decrease of $4.1 million or 51% from $8.1 million for the third quarter of 1995. For the first nine months of 1996, amortization of goodwill and other intangible assets was $11.9 million, a decrease of $10.0 million or 46% from $21.9 million for the same period of 1995. The declines in amortization reflect the reduction in the goodwill balance resulting from the New York sale.

     Upon completion of the FIB branch acquisition, the Company recorded $185.0 million in goodwill which will be amortized over 15 years.

     PROVISION FOR INCOME TAXES (BENEFIT). The effective tax (benefit) rates for the third quarter of 1996 and 1995 were (53.0)% and 49.4%, respectively. For the comparable nine month periods, the effective tax (benefit) rates were (41.0)% in 1996 and 47.3% in 1995. The tax benefits recorded in the third quarter and the first nine months of 1996 include a $19.0 million reduction in the Company's valuation allowance for deferred taxes related to the Company's development of tax planning strategies that would be implemented, if necessary, to realize the excess tax bases in certain investments. The effective tax rates for the comparable 1995 periods include the tax effect of nondeductible goodwill amortization and write-offs

                             FINANCIAL CONDITION

     The Company's consolidated assets were $50.6 billion at September 30, 1996, an increase of $58.6 million or less than 1% from $50.5 billion at December 31, 1995. The increase includes the effects of the FIB branch acquisition, in which the Company purchased approximately $1.1 billion of loans and $1.9 billion of deposits, and recorded $185.0 million in goodwill related to the acquisition. The FIB branch acquisition accelerates the Company's transition into a full-service consumer bank. Of the loans purchased, approximately $593.4 million are business banking and consumer loans with the remainder being residential mortgage loans. The increase in assets resulting from the FIB branch acquisition was substantially offset by sales of and payments on loans and MBS.

     During late 1994 the Company began offering ARMs which provide for interest rates that adjust based upon changes in the yields of U.S. Treasury securities, including the 12-MAT loan which was introduced in June 1996. The Company originated $772.5 million of these Treasury ARMs, including $506.7 million of 12-MAT loans, during the first nine months of 1996. At September 30, 1996, there were $493.9 million of 12-MAT loans in the Company's loan portfolio. Since the second quarter of 1996, the Company has increasingly emphasized the marketing of these products over its COFI products in an effort to restructure its loan portfolio. However, due to the longtime emphasis on originating COFI loans and their predominant balance in the current portfolio any benefits from loans tied to other indices will be realized slowly over time.

     The Company's primary business continues to be the origination of loans on residential real estate properties. The Company originated $4.0 billion in residential mortgage loans and $139.3 million in consumer loans during the first nine months of 1996 compared to $4.8 billion in residential mortgage loans and $16.8 million in consumer loans during the first nine months of 1995. Loans on single family homes (one-to-four units) accounted for 76% of the total loan origination volume in the first nine months of 1996, and 62% of total originations were ARMs. In the first nine months of 1996, these originations included $1.7 billion of COFI ARMs, $1.5 billion of fixed rate loans, $772.5 million of Treasury ARMs (of which $506.7 million were 12-MAT loans), $58.7 million in LAMA loans and $144.1 million of consumer and business loans.

     In the first nine months of 1996, approximately 68% of mortgage loan originations were on properties located in California. At September 30, 1996, approximately 97% of the loan and MBS mortgage portfolio was secured by residential properties, including 76% secured by single family properties.

     The following table summarizes the Company's gross mortgage portfolio by state and property type at September 30, 1996:

                     Single Family          Multi-Family           Commercial and
                      Properties             Properties         Industrial Properties           Total
                ---------------------  ---------------------   ----------------------  ----------------------
                   Gross                  Gross                   Gross                   Gross
                  Mortgage    % of       Mortgage    % of        Mortgage     % of       Mortgage     % of
State            Portfolio  Portfolio   Portfolio  Portfolio    Portfolio   Portfolio   Portfolio   Portfolio
-----           ----------- ---------  ----------- ---------   ------------ ---------  ----------   ---------
                                                    (dollars in thousands)
California      $25,050,557   70.60%   $8,891,337    93.75%    $1,108,528     76.02%   $35,050,422    75.50%
Florida           2,536,783    7.15        31,337     0.33          3,544      0.24      2,571,664     5.54
New York          1,977,937    5.58       197,129     2.08        171,175     11.74      2,346,241     5.05
Illinois          1,792,477    5.05        87,319     0.92          9,621      0.66      1,889,417     4.07
Texas             1,147,054    3.23        72,898     0.77         25,939      1.78      1,245,891     2.68
Other             2,977,681    8.39       204,331     2.15        139,354      9.56      3,321,366     7.16
                -----------            ----------              ----------              -----------   ------
                $35,482,489   76.43    $9,484,351    20.43     $1,458,161      3.14    $46,425,001   100.00%
                ===========            ==========              ==========              ===========   ======

     The mortgage loan and MBS portfolio includes approximately $6.8 billion in mortgage loans that were originated with loan to value ("LTV") ratios exceeding 80%, or 15% of the portfolio at September 30, 1996. Approximately 15% of loans originated during the first nine months of 1996 had LTV ratios in excess of 80%, all of which were loans on single family properties, including 5% with LTV ratios in excess of 90%. The Company takes the additional risk of originating mortgage loans with LTV ratios in excess of 80% into consideration in its loan underwriting and pricing policies.

     At September 30, 1996 the Company had $633.1 million of consumer loans and $102.4 million of business loans, the majority of which were acquired in the FIB branch acquisition. At September 30, 1995 the Company had only $16.8 million of consumer loans in its portfolio. During the first nine months of 1996 the Company funded $139.3 million of consumer loans. The Company is continuing to market consumer loans through its entire distribution network and intends to begin rolling out the origination of business loans to its entire California branch network in the fourth quarter of 1996. Both activities are considered central to the Company's objective of positioning itself as a full service consumer bank.

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

     COFI ARMs do not immediately reflect current market interest rate movements (referred to as the "COFI lag"). The COFI lag arises because (1) COFI is determined based on the cost of FHLB Eleventh District member savings institutions' interest-costing liabilities, some of which do not reprice immediately and (2) the Company's COFI ARMs reprice monthly based on changes in the cost of such liabilities approximately two months earlier. COFI is subject to influences which may not generally affect market interest rates, such as changes in the roster of FHLB Eleventh District member savings institutions, the aggregate liabilities and the mix of liabilities at such institutions, and legislative and regulatory developments which affect the business of such institutions. Due to the unique characteristics of COFI, the secondary market for COFI loans and MBS is not as consistently liquid as it is for various other loans and MBS.

     In order to manage the interest rate risk inherent in its portfolios of interest-earning assets and interest-costing liabilities, the Company has historically emphasized the origination of ARMs for retention in the mortgage loan and MBS portfolio, with the majority of originated ARMs indexed to COFI. At September 30, 1996, 95.9% of the Company's $46.7 billion loan and MBS portfolio consisted of ARMs indexed primarily to COFI, compared to 96.8% of the $47.4 billion loan and MBS portfolio at December 31, 1995. The average factor above COFI on the Company's COFI ARM portfolio was 249 basis points at September 30, 1996, up two basis points from 247 basis points at December 31, 1995.

     The Company intends to originate and sell fixed rate mortgages and certain ARMs in the secondary market. As a result, the Company's portfolio size may be reduced through asset sales from its held for sale portfolio as opportunities arise and through loan payoffs. During the first nine months of 1996, the Company sold a total of $2.1 billion in loans from its held for sale portfolio, including $1.5 billion in fixed rate loans, $419.1 million of COFI ARMs and $219.4 million of Treasury ARMs.

     The Company's basic interest rate risk management strategy includes a goal of having the combined repricing terms of its interest-costing liabilities not differ materially from those of the FHLB Eleventh District savings institutions, in aggregate. The Company's approach to managing interest rate risk includes the changing of repricing terms and spreading of maturities on term deposits and other interest-costing liabilities and acquiring assets more responsive to interest rate changes, including diversification away from COFI on certain interest-earning assets. Between their introduction in June 1996 and September 1996, originations of 12-MAT and LAMA loans were $506.7 million and $58.7 million, respectively. The Company manages the maturities of its borrowings to balance changes in the demand for deposit maturities. Deposit funds acquired in the FIB branch acquisition that exceeded the amount required to support the assets acquired were used by the Company to repay certain borrowings. The Company has adopted a pro-active strategy to increase the percentage of customer checking accounts in its deposit portfolio which the Company believes is a steady funding source having less sensitivity to changes in market interest rates than other funding sources.

     The following table presents the components of the Company's interest rate sensitive asset and liability portfolios by repricing periods (contractual maturity as adjusted for frequency of repricing) as of September 30, 1996:

                                                                       Repricing Periods
                                                  Percent -------------------------------------------------------------------
                                                    of        Within
                                        Balance    Total    6 Months   Months 7-12    1-5 Years    5-10 Years   Years Over 10
                                      ----------- ------- -----------  -----------   -----------   ----------   -------------
                                                                                (dollars in thousands)
Interest-earning assets:
Investment securities                 $ 1,063,932    2%   $ 1,061,492   $        6   $     2,434   $    -       $     -
Impact of hedging (LIBOR-indexed
  amortizing swaps)                          -       -        (79,772)         -          79,772        -             -
                                      -----------  ---    -----------   ----------   -----------   ----------   -----------
    Total investment securities         1,063,932    2        981,720            6        82,206        -             -
                                      -----------  ---    -----------   ----------   -----------   ----------   -----------

Loans and MBS
  MBS
    ARMs                               14,511,431   30     14,511,431          -            -           -             -
    Other                                 351,797    1           -             -           3,049          83       348,665
  Loans
    ARMs                               30,286,179   64     27,419,821       970,581    1,493,372      54,327       348,078
    Other                               1,567,925    3        160,369          -            -           -        1,407,556
  Impact of hedging (interest
    rate swaps)                              -       -        297,800      (148,600)    (149,200)       -             -
                                      -----------  ---    -----------   -----------  -----------   ---------    ----------
    Total loans and MBS                46,717,332   98     42,389,421       821,981    1,347,221      54,410     2,104,299
                                      -----------  ---    -----------   -----------  -----------   ---------    ----------
        Total interest-earning assets $47,781,264  100%   $43,371,141   $   821,987  $ 1,429,427   $  54,410    $2,104,299
                                      ===========  ===    ===========   ===========  ===========   =========    ==========
Interest-costing liabilities:
Deposits
  Transaction accounts                $11,261,537   24%   $11,261,537   $      -     $      -      $    -       $     -
  Term accounts                        24,137,906   52     12,202,398     7,871,053    4,052,427      11,938            90
                                      -----------  ---    -----------   -----------  -----------   ---------    ----------
    Total deposits                     35,399,443   76     23,463,935     7,871,053    4,052,427      11,938            90
                                      -----------  ---    -----------   -----------  -----------   ---------    ----------
Borrowings
  Short-term                            1,755,000    4      1,755,000          -            -           -             -
  FHLB and other                        9,500,882   20      4,972,795     2,158,923    1,942,294     390,342        36,528
                                      -----------  ---    -----------   -----------  -----------   ---------    ----------
    Total borrowings                   11,255,882   24      6,727,795     2,158,923    1,942,294     390,342        36,528
                                      -----------  ---    -----------   -----------  -----------   ---------    ----------
        Total interest-costing
          liabilities                 $46,655,325  100%   $30,191,730   $10,029,976  $ 5,994,721   $ 402,280    $   36,618
                                      ===========  ===    ===========   ===========  ===========   =========    ==========
Hedge-adjusted interest-earning
  assets more/(less) than
  interest-costing liabilities        $ 1,125,939         $13,179,411   $(9,207,989) $(4,565,294)  $(347,870)   $2,067,681
                                      ===========         ===========   ===========  ===========   =========    ==========

Cumulative interest sensitivity gap                       $13,179,411   $ 3,971,422  $  (593,872)  $(941,742)   $1,125,939
                                                          ===========   ===========  ===========   =========    ==========
Percentage of hedge-adjusted
  interest-earning assets to
  interest-costing liabilities             102.41%
Percentage of cumulative interest
  sensitivity gap to total assets            2.23%

     The following table presents the interest rates, spread and margin at the end of the periods indicated:

                                     September 30,    December 31,
                                          1996            1995
                                     -------------    ------------
Average yield on:
  Loans                                  7.36%            7.52%
  MBS                                    7.44             7.69

  Total loans and MBS                    7.39             7.58

  Investment securities                  6.09             5.56

    Interest-earning assets              7.36             7.54

Average rate on:

  Deposits                               4.38             4.65

  Borrowings:
    Short-term                           5.91             5.97
    FHLB and other                       6.25             6.38

  Total borrowings                       6.20             6.26

    Interest-costing liabilities         4.82             5.07

Interest rate spread                     2.54             2.47

Net interest margin                      2.67             2.66

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

     The following table presents NPAs (nonaccrual loans and REO), TDRs and other impaired major loans, net of related specific loss allowances, by type as of the dates indicated:

                                           September 30,   December 31,    Increase
                                               1996            1995       (Decrease)
                                           -------------   ------------   ----------
                                                      (dollars in thousands)
Nonaccrual loans:
   Single family                              $558,746       $630,395      $(71,649)
   Multi-family                                 46,250         81,366       (35,116)
   Commercial and industrial real estate        14,813         12,030         2,783
   Consumer                                        197           -              197
                                              --------       --------      --------
                                               620,006        723,791      (103,785)
                                              --------       --------      --------

REO:
   Single family                               241,104        193,729        47,375
   Multi-family                                 20,179         14,139         6,040
   Commercial and industrial real estate        16,311         17,698        (1,387)
                                              --------       --------      --------
                                               277,594        225,566        52,028
                                              --------       --------      --------
Total NPAs:
   Single family                               799,850        824,124       (24,274)
   Multi-family                                 66,429         95,505       (29,076)
   Commercial and industrial real estate        31,124         29,728         1,396
   Consumer                                        197           -              197
                                              --------       --------      --------
         Total                                $897,600       $949,357      $(51,757)
                                              ========       ========      ========

TDRs:
   Single family                              $ 73,110       $ 45,592      $ 27,518
   Multi-family                                 60,722         75,482       (14,760)
   Commercial and industrial real estate        53,424         42,770        10,654
                                              --------       --------      --------
         Total                                $187,256       $163,844      $ 23,412
                                              ========       ========      ========

Other impaired major loans:
   Multi-family                               $122,153       $ 32,273      $ 89,880
   Commercial and industrial real estate        38,956         18,745        20,211
                                              --------       --------      --------
                                              $161,109       $ 51,018      $110,091
                                              ========       ========      ========

Ratio of NPAs to total assets                     1.77%          1.88%
                                              ========       ========

Ratio of NPAs and TDRs to total assets            2.14%          2.20%
                                              ========       ========

Ratio of allowances for losses on loans
   and REO to NPAs                               46.52%         42.43%
                                              ========       ========

     The amount of the net recorded investment in impaired loans for which there is a related specific allowance for losses was $240.6 million, net of an allowance of $59.4 million, at September 30, 1996 and $129.2 million, net of an allowance of $44.6 million, at December 31, 1995. The Company's total net recorded investment in impaired loans (excluding those loans collectively reviewed for impairment) was $375.1 million and $272.5 million at September 30, 1996 and December 31, 1995, respectively.

     The following table presents NPAs, TDRs and other impaired major loans by state at September 30, 1996:

                                      NPAs
            ---------------------------------------------------------
                                       Commercial                                   Other
               Single        Multi-       and                                     Impaired
               Family        Family    Industrial                                   Major
             Residential  Residential  Real Estate  Consumer   Total     TDRs      Loans
             -----------  -----------  -----------  -------- --------  --------   ---------
                                          (in thousands)
California    $635,944       $59,264     $24,796      $197   $720,201  $111,837   $125,228
New York        49,992         2,449         938        -      53,379    49,858      5,868
Florida         40,077          -            191        -      40,268     1,095       -
Illinois        23,479          -          1,034        -      24,513       426       -
Texas            9,898         1,450       1,644        -      12,992     7,563      9,397
Other           40,460         3,266       2,521        -      46,247    16,477     20,616
              --------       -------     -------      ----   --------  --------   --------
              $799,850       $66,429     $31,124      $197   $897,600  $187,256   $161,109
              ========       =======     =======      ====   ========  ========   ========

      Total NPAs were $897.6 million at September 30, 1996, or a ratio of NPAs to total assets of 1.77%, a decrease of $51.8 million or 5% during the first nine months of 1996 from $949.4 million, or 1.88% of total assets, at December 31, 1995. Single family NPAs were $799.9 million at September 30, 1996, a decrease of $24.3 million or 3% during the first nine months of 1996 primarily due to a decrease in NPAs secured by properties in California ($42.0 million), partially offset by increases in the states of Illinois ($6.5 million), Florida ($5.7 million), Texas ($1.8 million) and New York ($1.2 million).

     Multi-family NPAs totaled $66.4 million at September 30, 1996, a decrease of $29.1 million or 30% during the first nine months of 1996 primarily due to declines in NPAs secured by properties in California ($25.0 million) and New York ($3.1 million). Commercial and industrial real estate NPAs totaled $31.1 million at September 30, 1996, an increase of $1.4 million or 5% during the first nine months of 1996 primarily due to increases in California ($3.4 million) and Texas ($1.6 million), partially offset by declines in the states of Illinois ($2.1 million) and New York ($1.9 million).

     TDRs were $187.3 million at September 30, 1996, an increase of $23.5 million or 14% during the first nine months of 1996 from $163.8 million at December 31, 1995 primarily due to increases in TDRs secured by properties in California of $10.6 million and New York of $9.5 million. Other impaired major loans totaled $161.1 million at September 30, 1996, an increase of $110.1 million from $51.0 million at December 31, 1995 primarily due to a change during 1996 in the Company's identification of these loans based on discussions with its regulators. The majority of the $110.1 million increase in other impaired major loans resulted from this change in identification.

     The Company is continuing its efforts to reduce the amount of its NPAs by aggressively pursuing loan delinquencies through the collection, workout and foreclosure processes and, if foreclosed, disposing rapidly of the REO. The Company sold $301.9 million of single family REO and $71.2 million of multi-family and commercial and industrial REO in the first nine months of 1996. In the first nine months of 1995, the Company sold $212.6 million of single family REO and $66.4 million of multi-family and commercial and industrial REO. In addition, the Company may, from time to time, offer packages of NPAs for competitive bids.

     ALLOWANCE FOR LOAN LOSSES. Management believes the Company's allowance for loan losses was adequate at September 30, 1996. The Company's process for evaluating the adequacy of the allowance for loan losses has three basic elements: first, the identification of impaired loans; second, the establishment of appropriate loan loss allowances once individual specific impaired loans are identified; and third, a methodology for estimating loan losses based on the inherent risk in the remainder of the loan portfolio. Based upon this process, consideration of the current economic environment and other factors, management determines what it considers to be an appropriate allowance for loan losses.

     The changes in and a summary by type of the allowance for loan losses are as follows:

                                                Three Months Ended          Nine Months Ended
                                                  September 30,               September 30,
                                             ------------------------    ------------------------
                                                1996          1995          1996          1995
                                             ----------    ----------    ----------    ----------
                                                           (dollars in thousands)
Beginning balance                             $382,485      $389,927      $380,886      $400,232
Provision for loan losses                       35,783        29,175       115,626        81,184
Loan loss allowance for loans acquired          14,710          -           14,710          -
                                              --------      --------      --------      --------
                                               432,978       419,102       511,222       481,416
                                              --------      --------      --------      --------
Charge-offs:
  Single family                                (26,683)      (19,736)      (85,195)      (63,899)
  Multi-family                                 (17,107)      (10,242)      (50,536)      (33,582)
  Commercial and industrial real estate         (2,154)       (8,754)       (7,437)      (17,103)
  Consumer                                         (67)         -              (87)         -
                                              --------      --------      --------      --------
                                               (46,011)      (38,732)     (143,255)     (114,584)
                                              --------      --------      --------      --------
Recoveries:
  Single family                                  7,384         2,860        22,238        11,040
  Multi family                                   2,820         1,905         6,322         5,764
  Commercial and industrial real estate          1,119           154         1,763         1,653
                                              --------      --------      --------      --------
                                                11,323         4,919        30,323        18,457
                                              --------      --------      --------      --------
    Net charge-offs                            (34,688)      (33,813)     (112,932)      (96,127)
                                              --------      --------      --------      --------
Ending balance                                $398,290      $385,289      $398,290      $385,289
                                              ========      ========      ========      ========
Ratio of net charge-offs to average
  loans and MBS outstanding during
  the periods (annualized)                        0.30%         0.28%         0.32%         0.26%
                                                  ====          ====          ====          ====

     The increases in the provision for loan losses and gross charge-offs for the third quarter and first nine months of 1996 compared to the respective periods in 1995 are due mainly to the weakness in the Southern California real estate market. The increase in recoveries, especially in single family properties, for the third quarter and first nine months of 1996 compared to the respective periods in 1995 is mainly due to recoveries upon the sales of REO properties.

     The following table sets forth the allocation of the Company's allowance for loan losses by the percent of loans and MBS in each category at the dates indicated:

                                    September 30, 1996                      December 31, 1995
                            -----------------------------------    -----------------------------------
                                        % of Loan                              % of Loan
                                         and MBS      % of Loan                 and MBS      % of Loan
                                       Portfolio in    and MBS                Portfolio in    and MBS
                            Allowance  Each Category  Portfolio    Allowance  Each Category  Portfolio
                            ---------  -------------  ---------    ---------  -------------  ---------
                                                      (dollars in thousands)
Single family                $176,120      75.3         0.50%       $174,242      77.2%        0.47%
Multi-family                  153,249      20.0         1.62         147,708      19.4         1.59
Commercial and industrial
  real estate                  55,471       3.1         3.82          58,936       3.3         3.78
Consumer                        8,650       1.4         1.35            -          0.1          -
Business                        4,800       0.2         4.48            -           -           -
                             --------     -----                     --------     -----
                             $398,290     100.0%        0.85        $380,886     100.0%        0.80
                             ========     =====                     ========     =====

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

     The liquidity portfolio, totaling approximately $2.5 billion at September 30, 1996, increased $107.5 million or 4% from December 31, 1995 primarily due to the FIB branch acquisition. Additional sources of cash inflows during the first nine months of 1996 were principal payments and prepayments on loans and MBS and proceeds from sales of loans and MBS. Including the effects of the FIB branch acquisition, the loan and MBS portfolio declined by $690.2 million, mainly due to sales and payments, and deposits increased by $1.2 billion during the first nine months of 1996. These sources of funds were partially offset by a decrease of $980.5 million in total borrowings. During the first nine months of 1996, the Company repurchased a total of $255.3 million of its own common stock and redeemed its Preferred Stock, Series B, totaling $175.0 million.

     Regulations of the OTS require each savings institution to maintain, for each calendar month, an average daily balance of liquid assets equal to at least 5% of the average daily balance of its net withdrawable accounts plus short-term borrowings during the preceding calendar month. OTS regulations also require each savings institution to maintain, for each calendar month, an average daily balance of short-term liquid assets (generally those having maturities of 12 months or less) equal to at least 1% of the average daily balance of its net withdrawable accounts plus short-term borrowings during the preceding calendar month. For September 1996 the average liquidity and average short-term liquidity ratios of Home Savings were 5.21% and 1.83%, respectively.

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

     LOANS RECEIVABLE. During the first nine months of 1996 cash of $3.8 billion was used to originate loans. Gross loan originations, which include refinanced loans but exclude the loans purchased in the FIB branch acquisition, were $4.1 billion in the first nine months of 1996. Fixed rate loans originated and designated for sale represented approximately 37% of single family loan originations in the first nine months of 1996. Principal payments on loans were $1.8 billion in the first nine months of 1996, an increase of $553.7 million or 46% from $1.2 billion in the first nine months of 1995.

     During the third quarter of 1996 the Company acquired $1.1 billion in loans from the FIB branch acquisition. Approximately $593.4 million of these were business banking and consumer loans with the remainder being residential mortgage loans. Approximately 5% of the acquired loans were non-COFI ARMs.

     During the first nine months of 1996 the Company sold loans totaling $2.1 billion. At September 30, 1996, the Company had $125.5 million of loans held for sale. The loans designated for sale included $92.7 million of fixed rate loans, $21.8 million of Treasury ARMs and $11.0 million in COFI ARMs.

     At September 30, 1996 the Company was committed to fund mortgage loans totaling $426.8 million, of which $219.5 million or 51% were Treasury ARMs (including $190.8 million of 12-MAT loans), $132.0 million or 31% were COFI ARMs and $75.3 million or 18% were fixed rate loans. The Company expects to fund such loans from its liquidity sources.

     MBS. During the first nine months of 1996, the Company sold $10.2 million of fixed rate MBS available for sale. The Company designates certain MBS as available for sale. At September 30, 1996 the Company had $9.6 billion of MBS available for sale, comprised of $9.3 billion of ARM MBS and $303.5 million of fixed rate MBS. These MBS have an unrealized loss of $151.1 million. The unrealized loss is due mainly to temporary market-related conditions and the Company expects no significant effect on its future interest income.

     DEPOSITS. Savings deposits were $35.4 billion at September 30, 1996, an increase of $1.2 billion or 3% during the first nine months of 1996. The net deposit inflow was primarily due to the $1.9 billion in deposits from the FIB branch acquisition. Excluding the FIB branch acquisition, there was a net deposit outflow of $733.9 million primarily due to maturities of term accounts, which have more sensitivity to market interest rates. The Company manages its borrowings to balance changes in deposits.

     At September 30, 1996, 79% of the Company's deposits were in California, compared to 77% at December 31, 1995. During the third quarter of 1996, the Company announced the sales of three branches located in San Antonio, Texas with deposits of approximately $228 million and four Arizona branches with deposits of approximately $270 million. The San Antonio and Arizona sales are expected to close in the fourth quarter of 1996 and the first quarter of 1997, respectively, and are subject to regulatory approval. The Company may engage in additional branch purchases and sales to consolidate its presence in key strategic markets.

     BORROWINGS. Borrowings totaled $11.3 billion at September 30, 1996, a decrease of $980.5 million or 8% during the first nine months of 1996. The decrease reflects a net reduction in short-term borrowings of $1.8 billion, partially offset by an increase in FHLB and other borrowings of $783.8 million. The FIB branch acquisition provided liquidity to pay down a portion of more expensive short-term borrowings.

     In July 1996, the Company issued medium term notes totaling $60 million. The notes will mature on April 1997 and have a fixed interest rate of 6.00%. In the first nine months of 1996, the Company issued term notes totaling $2.2 billion to various brokerage firms. The notes will mature in one to two years and have a weighted average interest rate of 5.01%. Such borrowings are being used for general corporate purposes.

     In February 1996, $200 million of medium term notes with a coupon interest rate of 5.98% matured. In March 1996, $300 million of term notes with an effective interest rate of 4.46% matured, and the Company redeemed at par its $250 million 10.5% subordinated notes.

     CAPITAL. Stockholders' equity was $2.5 billion at September 30, 1996, a decrease of $584.3 million or 19% from December 31, 1995. The decrease is primarily due to payments of $255.3 million to purchase 10.6 million shares of the Company's common stock, $175.0 million to redeem its 9.6% Preferred Stock, Series B, a net change of $106.9 million to a net unrealized loss on securities available for sale, and dividends paid to common and preferred stockholders of $110.1 million. The net unrealized loss on securities available for sale at September 30, 1996 was $86.8 million.

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

     Under OTS regulations which implement the "prompt corrective action" system mandated by the Federal Deposit Insurance Corporation Improvement Act, an institution is well capitalized if its ratio of total capital to risk-weighted assets is 10% or more, its ratio of core capital to risk-weighted assets is 6% or more, its ratio of core capital to total assets is 5% or more and it is not subject to any written agreement, order or directive to meet a specified capital level. At September 30, 1996 Home Savings met these standards.

     Home Savings is in compliance with the OTS capital regulations. The following table shows the capital amounts and ratios of Home Savings at September 30, 1996:

                                                        Balance      Ratio
                                                       ----------   -------
                                                      (dollars in thousands)
Tangible capital (to adjusted total assets)            $2,694,467     5.38%
Core capital (to adjusted total assets)                 2,698,852     5.39
Core capital (to risk-weighted assets)                  2,698,852     8.51
Total risk-based capital (to risk-weighted assets)      3,377,781    10.65

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

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123

     The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation" as of January 1, 1996. SFAS No. 123 permits a choice of accounting methods and requires additional disclosures for stock-based employee compensation plans. SFAS No. 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument. However, it also allows the continued use of the intrinsic value based method of accounting as prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." Regardless of the method used to account for stock-based compensation, SFAS No. 123 requires that the fair value of such compensation and certain other disclosures be included in the Company's annual financial statements. The Company plans to continue accounting for stock-based employee compensation plans in accordance with APB No. 25 and will disclose certain fair value information as prescribed by SFAS No. 123 in its 1996 annual financial statements.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 125

     In September 1996 the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on control. Under this approach, after a transfer of financial assets, the Company will recognize the financial and servicing assets it controls and the liabilities incurred, and derecognize financial assets when control has been surrendered and liabilities when extinguished. SFAS No. 125 provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 125 must be adopted for financial statements for fiscal years beginning after December 31, 1996. The impact on the Company of adopting SFAS No. 125 is not expected to be material as the Company's existing procedures are generally in compliance with the provisions of SFAS No. 125.

                     PART II.   OTHER INFORMATION



Item 6.    Exhibits and Reports on Form 8-K.
           ---------------------------------


      (a)  Exhibits.

           11  Statement of Computation of Income per Share.

           27  Financial Data Schedule. *

      (b)  Reports on Form 8-K.

           The Registrant filed with the Commission a Current Report on Form 8-K, dated July 16, 1996, with respect to its second quarter earnings.











































*  Filed electronically with the Securities and Exchange Commission.

                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  November 13, 1996             H. F. Ahmanson & Company



                                         /s/  Kevin M. Twomey
                                     -------------------------------
                                     Kevin M. Twomey
                                     Senior Executive Vice President
                                     and Chief Financial Officer
                                     (Authorized Signer)



                                         /s/  George Miranda
                                     -------------------------------
                                     George Miranda
                                     First Vice President and
                                     Principal Accounting Officer

                           EXHIBIT INDEX

     Exhibit                                            Sequentially
     Number                 Description                 Numbered Page
     -------                -----------                 -------------

       11        Statement of Computation of Income
                  per Share.                                 33

       27        Financial Data Schedule.                     *

















































*  Filed electronically with the Securities and Exchange Commission.