Form 10-K405
period 1996-12-31
AHMANSON H F & CO /DE/
filed 1997-03-21
CIK 771667

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K
                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
          SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934
For the fiscal year ended December 31, 1996
                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the transition period from to

                         Commission file number 1-8930

                           H. F. AHMANSON & COMPANY
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


              Delaware                                95-0479700
-------------------------------------     ------------------------------------
   (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)

        4900 Rivergrade Road
        Irwindale, California                           91706
--------------------------------------------------------------------------
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)            (ZIP CODE)

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

 Depositary Shares Each Representing a One-Tenth   New York Stock Exchange
  Interest in a Share of 8.40% Preferred Stock,
                    Series C

 Depositary Shares Each Representing a One-Tenth   New York Stock Exchange
       Interest in a Share of 6% Cumulative
      Convertible Preferred Stock, Series D

Securities registered pursuant to Section 12(g) of the Act:

                                Not Applicable
                               (TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X   No
                                                   ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant, based upon the closing sale price of its Common Stock on the New York Stock Exchange on March 17, 1997, a date within 60 days prior to the date of filing, was $3,990,480,359.

Common Stock, $.01 par value of registrant outstanding at March 17, 1997-- 100,594,581 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held April 21, 1997 are incorporated by reference into Part III hereof.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
                                  PART I
ITEM 1. BUSINESS..........................................................   1
  General.................................................................   1
  Personal Financial Services.............................................   2
  Residential Real Estate Lending.........................................   3
    General...............................................................   3
    Interest Rates, Terms and Fees........................................   3
    Sales of Loans and MBS and Servicing Activities.......................   5
  Consumer Lending and Small Business Banking.............................   5
  Treasury Activities.....................................................   5
  Interest Margin.........................................................   6
  Asset/Liability Management..............................................   6
  Competition.............................................................   7
  Regulation..............................................................   7
    General...............................................................   7
    Savings and Loan Holding Company Regulations..........................   8
    Affiliate and Insider Transactions....................................   8
    Limitations on Acquisitions...........................................   8
    Payment of Dividends..................................................   8
    Deposit Insurance.....................................................   8
    FICO Debt.............................................................   9
    Conversion of Deposit Insurance; Acquisitions of Savings
     Institutions.........................................................   9
    Classification of Assets..............................................  10
    Capital Requirements..................................................  10
    Prompt Corrective Action..............................................  11
    Enforcement and Penalties.............................................  11
    Loans and Investments.................................................  12
    FHLB System...........................................................  12
    Federal Reserve System................................................  12
    Liquidity.............................................................  12
    Community Reinvestment Act............................................  12
    Qualified Thrift Lender...............................................  13
    Service Corporations..................................................  13
    Proposed Legislation..................................................  13
  Taxation................................................................  13
    Federal...............................................................  13
    State.................................................................  13
  REI Operations..........................................................  14
  Other Activities........................................................  14
  Employees...............................................................  14
ITEM 2. PROPERTIES........................................................  14
ITEM 3. LEGAL PROCEEDINGS.................................................  14
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............  14

                                 PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS...........................................................  15
  Market Prices of Stock..................................................  15
  Per Share Cash Dividends Data...........................................  15
  Stockholders............................................................  16
ITEM 6. SELECTED FINANCIAL DATA...........................................  17

                                                                            PAGE
                                                                            ----
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS.............................................   20
  Overview................................................................   20
  Results of Operations...................................................   24
    Net Interest Income...................................................   24
    Credit Costs..........................................................   26
      Provision for Loan Losses...........................................   26
      Operations of REO...................................................   26
    Other Income..........................................................   27
      Gain (Loss) on Sales of MBS.........................................   27
      Gain (Loss) on Sales of Loans.......................................   28
      Loan Servicing Income...............................................   29
      Banking and Other Retail Service Fees...............................   29
      Other Fee Income....................................................   29
      Gains on Sales of Retail Deposit Branch Systems.....................   29
      Other Operating Income..............................................   29
    Other Expenses........................................................   30
      General and Administrative Expenses.................................   30
      Operations of REI...................................................   30
      Amortization of Goodwill and Other Intangible Assets and Cumulative
       Effect of Change in Accounting for Goodwill........................   30
      Provision for Income Taxes..........................................   31
    Quarterly Results of Operations.......................................   32
  Financial Condition.....................................................   34
    Asset/Liability Management............................................   36
    Asset Quality.........................................................   40
      NPAs and Potential Problem Loans....................................   40
      Allowance for Loan Losses...........................................   43
      REI.................................................................   46
    Liquidity and Capital Resources.......................................   47
      Loans Receivable....................................................   47
      MBS.................................................................   47
      Deposits............................................................   48
      Borrowings..........................................................   48
      Capital Securities, Series A........................................   48
      Capital.............................................................   48
    Accounting Developments...............................................   49
    Tax Contingency.......................................................   49
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................   50
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
       FINANCIAL DISCLOSURE...............................................   50

                                 PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............   51
ITEM 11. EXECUTIVE COMPENSATION...........................................   52
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...   53
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................   53

                                 PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K..   54

                                SIGNATURES

                                    PART I

ITEM 1. BUSINESS

GENERAL

  H. F. Ahmanson & Company, a Delaware corporation, is one of the largest residential real estate and consumer finance-oriented financial services companies in the United States, owning subsidiaries principally engaged in consumer and small business banking and related financial services activities. Ahmanson was originally organized in 1928 in California and changed its state of incorporation from California to Delaware in 1985. As used herein, the "Company" means Ahmanson collectively with its subsidiaries, and "Ahmanson" means H. F. Ahmanson & Company, a Delaware corporation incorporated in 1984 and its predecessor California corporation. Ahmanson's executive offices are located at 4900 Rivergrade Road, Irwindale, California 91706, and its telephone number is (818) 960-6311.

  Approximately 97% of the Company's consolidated revenues in 1996 were derived from the operations of Home Savings of America, FSB, a federally chartered savings bank ("Home Savings"), which is wholly-owned by Ahmanson. Home Savings represented over 99% of the Company's consolidated assets at December 31, 1996. Home Savings is currently the largest savings institution in the United States. Home Savings is regulated by the Director of the Office of Thrift Supervision ("OTS Director") and the Federal Deposit Insurance Corporation ("FDIC") which, through the Savings Association Insurance Fund ("SAIF") and the Bank Insurance Fund ("BIF"), insures the deposit accounts of Home Savings. Home Savings is a member of the Federal Home Loan Bank ("FHLB") of San Francisco, which is one of the twelve regional banks for federally insured depository institutions comprising the FHLB System. Home Savings is further subject to regulations of the Board of Governors of the Federal Reserve System ("Federal Reserve Board") with respect to reserves required to be maintained against certain deposits and certain other matters.

  Home Savings conducts the majority of its business in California. Home Savings currently conducts certain of its savings and lending operations outside California under the name "Savings of America, a division of Home Savings of America, FSB." Home Savings also conducts certain of its consumer lending operations under the name "Home Consumer Finance of America" and certain of its real estate lending operations outside California through Ahmanson Mortgage Company, a wholly-owned subsidiary.

  The Company's principal business is attracting funds from the general public and institutions and originating and investing in residential real estate mortgage loans, consumer and small business loans, mortgage-backed securities ("MBS") and investment securities. MBS include securities issued or guaranteed by government-sponsored enterprises ("GSE MBS") such as the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC") and the Government National Mortgage Association ("GNMA"), mortgage pass-through securities issued by other entities, including Home Savings, and collateralized mortgage obligations ("CMOs"). The Company's primary sources of revenues are interest earned on loans and MBS, income from investment securities, gains on sales of loans and MBS, fees earned in connection with loans and deposits, and income earned on its portfolio of loans and MBS serviced for investors. Its principal expense is interest incurred on interest-costing liabilities, including deposits and borrowings. The Company's primary sources of funds are deposits, principal and interest payments on loans and MBS, proceeds from sales of loans and MBS and borrowings. Scheduled payments on loans and MBS are a relatively stable source of funds, while prepayments of loans and MBS and flows in deposits vary widely.

  The Company, through certain subsidiaries, engages in real estate development and investment ("REI") activities. The operations of the REI subsidiaries are described below under "REI Operations." The effect on regulatory capital of REI activities by Home Savings' subsidiaries is discussed below under "Regulation-- Capital Requirements." For information with respect to industry segments see Note 16 of Notes to Consolidated Financial Statements.

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

  Home Savings is in the process of changing its focus from being a traditional savings institution to being a consumer bank. One significant aspect of this change in focus is an increase in the types of products and services offered to Home Savings' customers. This has been implemented in part through the creation of a consumer lending division which offers products such as home equity loans, automobile loans and unsecured personal lines of credit, the development of a business banking group which offers products such as small business loans and cash management services, the expansion of the securities and insurance products and services offered by Griffin Financial Services, which is a wholly-owned subsidiary of Ahmanson and an affiliate of Home Savings, and the introduction of electronic banking. The acquisition of 61 former First Interstate Bank of California branches, completed on September 20, 1996, accelerated Home Savings' progress toward its objective of becoming a full-service provider of consumer and small business banking products.

  The change in focus is reflected at Ahmanson by increased scrutiny of the use of capital. Ahmanson's goal is to hold an asset or engage in an activity only if the income generated by such asset or activity adequately compensates the Company and its stockholders for the use of the capital necessary to hold the asset or engage in the activity. Between October 1995, when Ahmanson initiated its first stock purchase program, and December 1996, Ahmanson returned capital to its stockholders by repurchasing 17 million shares of its common stock. During the third quarter of 1996 Ahmanson also redeemed at par the $175 million of its 9.60% Preferred Stock, Series B.

  On February 17, 1997, the Company proposed a merger transaction with Great Western Financial Corporation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview" for additional information.

PERSONAL FINANCIAL SERVICES

  At December 31, 1996 Home Savings' deposits totaled $34.8 billion, substantially all of which were retail deposits. The Company believes that retail deposits are a stable and cost effective source of funds to support its lending.

  At December 31, 1996 the Company had 391 personal financial service centers located in four states and 125 loan offices in nine states. The Company is focusing on enlarging its presence and enhancing its market share in key markets and recognizing that there are markets where the Company can not economically achieve sufficient market share to be an effective competitor. With this focus, the Company periodically reviews the desirability of maintaining, expanding or contracting its personal financial service center network and loan office network. Prior to closing any office, the Company reviews and considers the potential impact of the office closing on the credit needs of the surrounding community. During 1996 the Company introduced a new products and services delivery vehicle by opening two grocery store based personal financial service centers, purchased 61 personal financial service centers in California with deposits totaling $1.9 billion, in connection with which 22 personal financial service centers were consolidated with other personal financial service centers, and sold three personal financial service centers in Texas with deposits totaling $197 million.

  Home Savings attracts deposits by offering a wide variety of transaction and term accounts and quality customer service. Examples of Home Savings' transaction accounts include checking, statement savings and money market savings accounts. Home Savings' term accounts generally include an interest forfeiture provision designed to discourage withdrawals prior to maturity.

  Griffin Financial Services, a subsidiary of Ahmanson and an affiliate of Home Savings, provides alternative investment and insurance products and services, including mutual funds, annuities, life insurance, property and casualty insurance, and discount brokerage. Griffin Financial Services also serves as investment adviser and distributor for The Griffin Funds, a family of mutual funds.

RESIDENTIAL REAL ESTATE LENDING

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

  Home Savings' loans on single family homes must be approved by one or more of the Director of Consumer Loans, the Sales Center Directors and the loan underwriters. The specific approval required for a loan depends upon such factors as the size of the loan, the loan-to-value ratio and the applicant's debt-to-income ratio. Loans on multi-family real estate properties are subject to various approval requirements depending on the size of the loan. Because loan applications declined by Home Savings may be acceptable to other lenders, Home Savings has a program to refer loan applications which have been declined to another lender. This program assists applicants to meet their credit needs and generates fees for Home Savings.

  The Company requires title insurance coverage on all loans secured by liens on real property and also requires that fire and extended coverage special form casualty insurance be maintained on the security properties in an amount at least equal to the total of the Company's loans or the replacement cost of the structure, whichever is less. In designated special flood hazard areas, the Company also requires flood insurance. For higher balance loans secured by multi-family structures which are determined by a seismic study to be subject to potential earthquake damage, the borrower is given the option of obtaining earthquake insurance or accepting a reduced maximum loan-to-value ratio.

  For additional information on the composition of the Company's loan and MBS portfolio, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition."

  The Company has established an allowance for loan losses relating to specifically identified impaired loans and all other loans. For more information on the amount of the allowance and the process for evaluating its adequacy, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Financial Condition--Asset Quality--Allowance for Loan Losses."

  For information on nonperforming assets and potential problem loans, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition--Asset Quality--NPAs and Potential Problem Loans."

  Interest Rates, Terms and Fees. Most of the Company's portfolio of adjustable rate mortgage loans ("ARMs") provide for interest rates that adjust monthly based on changes in the monthly weighted average cost of funds of savings institutions headquartered in the Federal Home Loan Bank System's Eleventh District, which comprises California, Arizona and Nevada, as computed by the FHLB of San Francisco ("COFI"). The cost of funds of Home Savings, as computed for purposes of its Thrift Financial Reports to the OTS, represents a significant component of COFI. COFI is currently announced on the last business day of the month following the month in which such cost of funds was incurred. The Company's ARMs which adjust based upon changes in COFI ("COFI ARMs") generally commence accruing interest at the newly announced rate plus the contractual loan factor at the payment due date next following such announcement. As part of the Company's asset/liability management strategy, since June 1996, the Company has been originating fewer COFI ARMs and emphasizing the origination of ARMs which adjust based on changes in other indices such as the yields of U. S. Treasury securities, including the 12 Month Annual Treasury ("12 MAT") Index (ARMs which adjust based on changes in the 12 MAT Index are referred to as "12 MAT ARMs"; ARMs which adjust based on changes in other U. S. Treasury securities indices are referred to as "Treasury ARMs"), and the London Interbank Offered Rate ("LIBOR"), including the LIBOR Annual Monthly Average ("LAMA") Index. The 12 MAT Index is determined by taking the average of the 12 most recently available monthly yields on U. S. Treasury securities adjusted to a constant maturity of one year, as published in Federal Reserve Release H.15. The LAMA Index is published monthly by FNMA and is determined by taking the average of the 12 most recently available One Month LIBOR as published each month by FNMA. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition--Asset/Liability Management."

  Federal laws and regulations restrict the nature, amount, terms and security for real estate loans that savings institutions may originate or purchase. For information on the original loan-to-value ratios of loans originated by Home Savings, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition."

  Certain of the Company's ARMs originated prior to May 1996 permit homeowners to borrow additional funds at the existing loan's current interest rate for any purpose, but only if a specified loan-to-value ratio, based on the appraised value of the security property at the time of the additional borrowing, or the Company's maximum loan amount for similar type property is not exceeded.

  Substantially all ARMs originated since 1981 have lifetime maximum interest rates. In addition, substantially all the Company's ARMs provide that the minimum monthly payments to be made by the borrower may be adjusted only annually and generally by not more than 7.5% of such minimum payments in any year. However, at the end of each five-year interval during the life of the loan, the payments may be adjusted by more than 7.5% if necessary to cause the loan to amortize over the remaining term. The Company's Treasury ARMs secured by single family properties generally provide that the interest rate will not be adjusted by more than two percentage points in any year but do not otherwise limit the adjustment of the minimum monthly payments. The Company's Treasury ARMs secured by single family properties have a repayment schedule of 30 years. The Company permits the borrower to select, at the time of origination of other ARMs, a repayment schedule of 15 or 30 years.

  Adjustable interest rates could result in increased minimum monthly payments that some borrowers find difficult to make. However, the limits discussed above on changes in interest rates and monthly payments provide some protection to borrowers from unlimited interest rate and payment increases. The limits on changes in payments on ARMs can result in minimum monthly payments that are greater or less than the amount necessary to amortize the ARM by its maturity date at the interest rate in effect in any particular month. If a monthly payment is not sufficient to pay the interest accruing on an ARM, the shortage is added to the principal balance of the ARM to be repaid through future monthly payments. The aggregate amounts of interest capitalized (or negative amortization) on the Company's ARMs during 1996 and 1995 were $103.8 million and $156.4 million, respectively. At December 31, 1996 the amount of interest capitalized on the Company's $44.1 billion ARM portfolio totaled $115.9 million. Of such amount, $7.9 million represents capitalized interest on loans with current principal balances that are less than the original loan amounts. The remaining $108.0 million represents capitalized interest on loans with an aggregate principal balance at December 31, 1996 of $5.4 billion compared to an aggregate original loan balance of $5.3 billion. At December 31, 1996 the average principal balance of such loans was 2% higher than the average original loan amount. If a loan bears a high loan-to-value ratio at origination, the default risk associated with the loan could increase due to negative amortization. However, the Company's management does not believe that the default risk associated with negative amortization is material. If a scheduled monthly payment exceeds the interest and principal payment that would have been necessary to amortize or pay the outstanding principal balance over the remaining term of the loan, the excess (or accelerated amortization) reduces the principal balance of the ARM and therefore the amount to be repaid through future monthly payments. The terms of the Company's Treasury ARMs secured by single family properties do not result in negative or accelerated amortization.

  The Company currently also offers a 30-year fixed rate mortgage loan and a 15-year fixed rate mortgage loan. The Company believes that offering fixed rate mortgage loans strengthens its marketing position with real estate brokers and provides access to a greatly expanded potential customer base, factors that the Company believes also result in higher ARM originations.

  Home Savings has established underwriting criteria for its fixed rate mortgage loans such that these loans are normally readily saleable in the secondary market. Periodically, based on existing market conditions, Home Savings packages and sells these loans. If insufficient demand exists in the secondary market for such transfers or the pricing is not attractive, Home Savings will reduce its originations of fixed rate mortgage loans until market conditions become more favorable.

  In addition to the interest on its loans, the Company charges fees for loan originations, loan prepayments and modifications, late payments, changes of property ownership and other services. Fees realized vary with the volume of loans made and prepaid, economic conditions and other competitive conditions in the mortgage market.

  Sales of Loans and MBS and Servicing Activities. The Company has sold loans, GSE MBS and other MBS and participations therein, which have generated gains on sale, a stream of loan servicing revenue and cash for lending or liquidity. The Company designates certain loans and MBS that may be sold as available for sale. For information on the amount of loans and MBS sold, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Results of Operations--Other Income--Gain (Loss) on Sales of MBS" and "--Gain
(Loss) on Sales of Loans."

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

  The Company has sold certain loans and MBS with different types of credit enhancement features. Such features may include direct recourse to the Company in the event of credit losses on the loans or MBS sold and subordination of the Company's retained interest in a pool of loans or MBS to the interest of the investor. For additional information regarding the Company's credit enhancement obligations, see Note 3 of Notes to Consolidated Financial Statements.

  The Company has periodically securitized mortgage loans into GSE MBS, which can be used as collateral for borrowings and can also be more readily sold in the secondary market. The Company also has securitized mortgage loans into other MBS which can be used as collateral for borrowings or sold in the secondary market.

CONSUMER LENDING AND SMALL BUSINESS BANKING

  In April 1996 the Company completed the introduction of a broad range of consumer loan and credit-related insurance products, distributed primarily through the personal financial service center network. The consumer loan products offered include home equity loans and lines of credit, new and used automobile loans, debt consolidation loans, home improvement loans and unsecured loans and personal lines of credit. The credit-related insurance products offered include credit life, accident and health insurance. During 1996 the Company originated $270.3 million of consumer loans.

  In early 1996 the Company made a strategic decision to pursue the small business market, which the Company generally defines as including businesses with annual revenues of $10 million or less. The business banking group became operational in October 1996 and offers a range of deposit, loan and cash management products and services designed to meet the specific needs of the small business customer.

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

  The Company purchases securities from broker-dealers with a concurrent commitment to resell the securities to the broker-dealer at a specified price on a specified future date, typically one to 90 days after the date of the initial purchase. The amounts advanced under these agreements are subject to regulatory limits on loans to one borrower and are reflected as cash equivalents in the Consolidated Statements of Financial Condition. Repurchase agreements are subject to certain risks, including the risks that the broker-dealer will fail to perform its obligations, the value of the securities may fall below the amount of funds disbursed to the broker-dealer and the Company's interest in the securities may be inadequately protected if the broker-dealer fails to perform its obligations. The Company attempts to reduce such risks by, among other things, entering into such agreements only with well-capitalized broker-dealers who are primary dealers in government securities, reviewing on a regular basis the financial status of such broker-dealers, limiting the maximum amount of agreements permitted to be outstanding at any time with any single broker-dealer, limiting the types of securities which are considered acceptable for purchase, requiring the purchased securities to be held by a third party custodian and requiring additional securities if the market value of the purchased securities decreases below levels specified in such agreements. See Note 2 of Notes to Consolidated Financial Statements.

  Home Savings borrows funds from the FHLB of San Francisco on the security of the FHLB capital stock owned by it and certain mortgage loans and MBS pledged as collateral. The Company also from time to time has issued senior notes, subordinated notes, medium-term notes, mortgage-backed bonds and commercial paper and expects in the future to issue other debt instruments. In addition, the Company obtains funds through both short-term and long-term agreements to repurchase securities sold with broker-dealers, which are deemed to be secured borrowings and typically have terms ranging from one day to two years. See Notes 8 and 9 of Notes to Consolidated Financial Statements.

  In December 1996, the Ahmanson Capital Trust I, a wholly-owned subsidiary of the Company, issued $150 million of 8.36% Capital Securities, Series A. In connection with the issuance of these securities, Ahmanson issued to Ahmanson Capital Trust I $154.6 million of its 8.36% subordinated notes, due 2026. Such subordinated notes are the sole assets of Ahmanson Capital Trust I.

INTEREST MARGIN

  The Company's earnings primarily depend upon (i) the margin between the yield on its interest-earning assets and the rates on its interest-costing liabilities and (ii) the relative amounts of interest-earning assets and interest-costing liabilities. When interest-earning assets equal or exceed interest-costing liabilities, any positive margin will generate net interest income. When the amount of interest-earning assets is less than the amount of interest-costing liabilities, net interest expense can result even when the margin is positive. The Company's net interest margin reflects the difference between the average dollar amount of and yield on interest-earning assets compared with the average dollar amount and cost of funds.

  For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Net Interest Income."

ASSET/LIABILITY MANAGEMENT

  Home Savings has an Asset/Liability Management Committee ("ALCO"), which is responsible for balance sheet management, including implementation of the interest rate risk management policy statement adopted by Home Savings pursuant to OTS Thrift Bulletin No. 13. Among other things, Home Savings' policy statement sets forth the limits established by the board of directors on acceptable changes in net interest income and the net present value of the institution's assets, liabilities and off-balance sheet instruments (referred to as the "economic value of equity") resulting from specific changes in interest rates. ALCO regularly reviews, among other things, economic conditions, the interest rate outlook, the demand for loans, the availability of deposits and Home Savings' liquidity, capital and interest rate risk exposure. Based on such reviews, ALCO prepares an implementation plan intended to achieve the objectives set forth in Home Savings' business plan without exceeding the maximum acceptable declines in net interest income and economic value of equity set forth in the interest rate risk management policy statement. On a quarterly basis, Home Savings' board of directors reviews ALCO's implementation plan and the effects thereof. On at least an annual basis, Home Savings' board of directors reviews the interest rate risk management policy statement.

  For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition-- Asset/Liability Management."

COMPETITION

  Financial institutions experience intense competition in making loans and attracting deposits from the general public. The competition for funds is principally among savings institutions, commercial banks, credit unions and thrift and loan associations, corporate and government securities and money market mutual funds. The principal basis of competition for funds is the interest rate paid. In addition to offering competitive rates of interest, other methods used by the Company to attract deposits include advertising, readily accessible office locations, the quality of its service to its customers and an electronic banking program which enables the Company's customers to electronically access their accounts by using personal computers and personal financial management programs. However, competition for deposits in certain states, including California, is particularly strong from large commercial banks because they provide a broader range of consumer services and because of their large branch networks.

  Competition in making real estate loans is principally among savings institutions, commercial banks, credit unions, mortgage companies, insurance companies, GSEs and real estate investment trusts. Competition in making consumer loans is principally among savings institutions, commercial banks, credit unions and finance companies. These institutions compete for loans primarily through the interest rates and loan fees they charge and the efficiency, convenience and quality of services they provide to borrowers and, in the case of real estate loans, their real estate brokers.

  An OTS regulation, which states that it preempts any state law purporting to address the subject of branching by a federal savings institution, generally allows federal savings institutions, including Home Savings, to branch freely throughout the United States to the extent allowed by federal statutes. Legislation adopted by Congress during 1994, which becomes effective on June 1, 1997, will generally expand the ability of banks to effect interstate mergers, except with banks in states which have adopted legislation expressly prohibiting such mergers. California has not adopted such legislation. Bank competitors of the Company may then be able to conduct extensive interstate banking operations, thereby gaining competitive advantages.

  Pursuant to the Deposit Insurance Funds Act of 1996 ("DIFA"), as of January 1, 1997 the deposit insurance assessment rates for SAIF deposits and BIF deposits are determined according to identical schedules. However, until December 31, 1999 or, if earlier, the date on which the last savings institution ceases to exist, SAIF deposits are assessed to pay interest on debt incurred to provide funds to the former Federal Savings and Loan Insurance Corporation ("FICO Debt") at five times the rate at which BIF deposits are assessed to pay such interest. Institutions whose deposits are exclusively or primarily BIF-insured (such as almost all commercial banks) therefore have certain competitive advantages over institutions whose deposits are primarily SAIF-insured (such as Home Savings) although the extent of the advantage is less than the deposit insurance premium advantage which existed prior to the enactment of DIFA. See "Regulation--Deposit Insurance" and "-- FICO Debt."

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

  Affiliate and Insider Transactions. Savings institutions are subject to the affiliate and insider transaction rules applicable to member banks of the Federal Reserve System set forth in Sections 23A, 23B, 22(g) and 22(h) of the Federal Reserve Act, as well as additional limitations as may be adopted by the OTS Director. These provisions, among other things, prohibit or limit a savings institution from extending credit to, or entering into certain transactions with, its affiliates (which generally include holding companies such as Ahmanson and any company under common control with the savings institution) and principal stockholders, directors and executive officers of the savings institution and its affiliates.

  Limitations on Acquisitions. Ahmanson is generally prohibited, either directly or indirectly, from acquiring control of any savings institution or savings and loan holding company absent prior approval by the OTS Director and from acquiring more than 5% of any class of voting stock of any savings institution or savings and loan holding company that is not a subsidiary of Ahmanson.

  Payment of Dividends. Ahmanson's principal sources of funds are cash dividends paid to it by Home Savings and other subsidiaries, investment income and borrowings. There are restrictions on the ability of Home Savings to pay dividends to Ahmanson. Savings institution subsidiaries of savings and loan holding companies, such as Home Savings, must notify the OTS Director of their intent to declare dividends at least 30 days before declaration. The OTS Director has the authority to preclude those institutions from declaring a dividend.

  OTS regulations impose limitations upon certain "capital distributions" by savings institutions, including dividends. The regulations establish a three-tiered system of regulation, with the greatest flexibility being afforded to institutions that meet or exceed the capital requirements.

  An institution that has capital immediately prior to, and on a pro forma basis after giving effect to, a proposed capital distribution that is at least equal to its capital requirements is considered a Tier 1 institution ("Tier 1 Institution"). At December 31, 1996 Home Savings was a Tier 1 Institution. A Tier 1 Institution may, without the approval of but with prior notice to the OTS, make capital distributions during a calendar year up to the greater of
(1) 100% of its net income to date during the calendar year plus the amount that would reduce the institution's "surplus capital ratio" (the excess over its risk-based capital requirement) to one-half of its surplus capital ratio at the beginning of the calendar year or (2) 75% of the institution's net income over the most recent four quarter period. Any additional capital distributions would require prior regulatory approval. The OTS retains discretion to subject Tier 1 Institutions to the more stringent capital distribution rules applicable to institutions with less capital if the OTS determines that the institution is in need of more than normal supervision and has provided the institution with notice to that effect. The OTS also retains the authority to prohibit any capital distribution otherwise authorized under the regulations if the OTS determines that the capital distribution would constitute an unsafe or unsound practice.

  Deposit Insurance. The FDIC administers two separate deposit insurance funds: the BIF, which insures the deposits of institutions the deposits of which were insured by the FDIC prior to the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), and the SAIF, which insures the deposits of institutions the deposits of which were insured by the Federal Savings and Loan Insurance Corporation prior to the enactment of FIRREA. Home Savings is a member of the BIF and is obligated to pay deposit insurance assessments ratably to the SAIF and the BIF based on 85% and 15% of total deposits, respectively. These percentages are subject to change in the future. The OTS Director is also authorized to impose assessments on savings institutions to fund certain of the costs of administration of the OTS.

  The FDIC has established a risk-based system for setting deposit insurance assessments. Under the risk-based assessment system, an institution's insurance assessments vary depending upon the level of capital the institution holds and the degree to which it is the subject of supervisory concern to the FDIC. During the first three quarters of 1996, the assessment rate for SAIF deposits varied from 0.23% of covered deposits for well-capitalized institutions that were deemed to have no more than a few minor weaknesses, to 0.31% of covered deposits for less than adequately capitalized institutions that posed substantial supervisory concern. The lowest assessment rate for BIF deposits was $2,000 per institution per year. Due to the recapitalization of the SAIF, the Company received a refund of the $18 million deposit insurance assessment related to the fourth quarter of 1996. As of January 1, 1997, the assessment rate for both SAIF and BIF deposits varies from zero to 0.27% of covered deposits. The Company paid $55.1 million in deposit insurance premiums to the SAIF in 1996 compared to $79.9 million and $4.1 million to the SAIF and the BIF, respectively, in 1995. Assuming Home Savings remains "well-capitalized" and that Home Savings' deposits remain unchanged from their December 31, 1996 balances, based on the current deposit insurance assessment rate schedule, the Company would pay no deposit insurance premiums in 1997 if Home Savings is in the highest supervisory subgroup, approximately $10 million in deposit insurance premiums if Home Savings is in the middle supervisory subgroup and approximately $59 million in deposit insurance premiums if Home Savings is in the lowest supervisory subgroup.

  Prior to enactment of DIFA, the SAIF's three major obligations were to fund losses associated with the failure of institutions with SAIF-insured deposits, to increase its reserves to 1.25% of insured deposits over a reasonable period of time, and to make interest payments on the FICO Debt. The reserves of the SAIF were lower than the reserves of the BIF and the BIF did not have an obligation to pay interest on the FICO Debt. Therefore, premiums assessed on deposits insured by the SAIF were higher than premiums assessed on deposits insured by the BIF. Such a premium structure provided institutions whose deposits were exclusively or primarily BIF-insured (such as almost all commercial banks) certain competitive advantages over institutions whose deposits were primarily SAIF-insured (such as Home Savings).

  DIFA required institutions with SAIF-insured deposits to pay a special assessment designed to increase the SAIF's reserves to the required 1.25% of insured deposits. The amount of the special assessment imposed on Home Savings was $243.9 million. DIFA also altered the obligation to make interest payments on the FICO Debt so that assessments to collect the necessary funds are imposed separately from the deposit insurance premium and are now assessed on BIF-insured deposits, although at a lower rate, as well as on SAIF-insured deposits. Because the reserves of both the SAIF and the BIF equal or exceed the required minimum amount and FICO Debt assessments are collected separately from deposit insurance assessments, deposit insurance premiums are currently assessed on SAIF-insured and BIF-insured deposits according to the same schedule.

  The FDIC may initiate a proceeding to terminate an institution's deposit insurance after a 30-day notice period if, among other things, the institution is in an unsafe and unsound condition to continue operations. It is the policy of the FDIC to deem an insured institution to be in an unsafe and unsound condition if its ratio of Tier 1 capital to total assets is less than 2%. Tier 1 capital is similar to core capital but includes certain investments in and extensions of credit to subsidiaries engaged in activities not permitted for national banks. In addition, the FDIC has the power to suspend temporarily a savings institution's insurance on deposits received after the issuance of a suspension order if the savings institution has no tangible capital.

  FICO Debt. SAIF deposits are currently assessed at 6.48 basis points to pay FICO Debt interest payments while BIF deposits are currently assessed at 1.30 basis points to pay such interest. If Home Savings' deposits during 1997 remain unchanged from the balances used to compute the FICO Debt assessments for the first quarter of 1997, at the current FICO Debt assessment rates, Home Savings would pay $19.5 million with respect to SAIF-insured deposits and $0.7 million with respect to BIF-insured deposits.

  Conversion of Deposit Insurance; Acquisitions of Savings Institutions. Since the SAIF has reached its designated reserve ratio of 1.25%, the moratorium on conversion of SAIF-insured deposits to BIF insurance has expired. However, any conversion of deposits between SAIF insurance and BIF insurance requires the payment of an entrance fee equal to the amount of the converted deposits multiplied by the reserve ratio of the fund into which the deposits are transferred and an exit fee equal to the amount of the converted deposits multiplied by 90 basis points, in the case of deposits transferred from SAIF to BIF, or 1 basis point, in the case of deposits transferred from BIF to SAIF. Subject to certain limitations, however, a savings institution may convert to a bank charter if the fund insuring the deposits of the resulting bank remains unchanged. An insured depository institution, regardless of whether it is chartered as a bank or thrift, may also participate in a merger or acquisition transaction without payment of entrance and exit fees if the resulting institution subsequently pays assessments to the BIF and the SAIF based on the relative amounts of the deposits that were insured by the BIF and the SAIF prior to the transaction.

  FIRREA facilitated the acquisition of savings institutions by bank holding companies. Bank holding companies were previously authorized to acquire savings institutions only in connection with supervisory transactions. FIRREA amended the Bank Holding Company Act to authorize the Federal Reserve Board to approve such acquisitions generally.

  Classification of Assets. Federal regulations require savings institutions to review their assets on a regular basis and to classify them as "substandard," "doubtful" or "loss" if warranted. Adequate valuation allowances for loan losses are required for assets classified as substandard or doubtful. If an asset is classified as loss, the institution must charge off such amount. The institution's OTS District Director has the authority to approve, disapprove or modify any asset classification and any amounts established as allowances for loan losses.

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

  Capital Requirements. The OTS has adopted capital regulations ("Capital Regulations") which establish three capital requirements--a core capital requirement, a tangible capital requirement and a risk-based capital requirement. The capital standards contained in the Capital Regulations generally must be no less stringent than the capital standards applicable to national banks. The Capital Regulations require savings institutions to maintain core capital of at least 3% of adjusted total assets, tangible capital of at least 1.5% of adjusted total assets, and total capital of at least 8% of risk-weighted assets. In addition, institutions whose exposure to interest-rate risk is deemed to be above normal will be required to deduct a portion of such exposure in calculating their risk-based capital. The OTS may establish, on a case by case basis, individual minimum capital requirements for a savings institution that vary from the requirements that would otherwise apply under the Capital Regulations. The OTS has not established such individual minimum capital requirements for Home Savings. Home Savings was in compliance with the Capital Regulations at December 31, 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition--Liquidity and Capital Resources."

  Core capital generally includes common stockholders' equity (including retained earnings but excluding the net unrealized gain or loss on securities available for sale), noncumulative perpetual preferred stock and related surplus, and minority interests in the equity accounts of fully consolidated subsidiaries. Intangible assets (other than a limited amount of mortgage servicing rights and purchased credit card relationships) must be deducted from core capital. Certain deferred tax assets also must be deducted.

  Tangible capital generally means core capital less any intangible assets (other than a limited amount of mortgage servicing rights).

  Total capital for purposes of the Capital Regulations consists of core capital and supplementary capital. Supplementary capital includes, among other things, certain types of preferred stock and subordinated debt and, subject to certain limits, general valuation loan and lease loss allowances. A savings institution's supplementary capital may be used to satisfy the risk-based capital requirement in an amount not exceeding that institution's core capital. Risk-weighted assets are determined by multiplying each category of an institution's assets, including off balance sheet equivalents, by a risk weight assigned by the OTS based on the credit risk associated with those assets, and adding the resulting amounts. The risk weight categories range from zero percent for cash and government securities to 100% for assets that do not qualify for preferential risk weighting as determined by the OTS.

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

  The Capital Regulations contain special capital rules affecting savings institutions with certain kinds of subsidiaries. For purposes of determining compliance with each of the capital standards, a savings institution's investments in and extensions of credit to subsidiaries engaged in activities not permissible for a national bank are deducted from the savings institution's capital, net of reserves against such investment. Home Savings' REI subsidiary is its only significant subsidiary engaged in activities not permissible for a national bank. At December 31, 1996 Home Savings' investment in its REI subsidiary aggregated $40.5 million, of which $39.7 million was required to be deducted from Home Savings' capital.

  Each bank regulatory agency and the OTS is required to review its capital standards every two years to determine whether those standards require sufficient capital to facilitate prompt corrective action to prevent or minimize loss to the deposit insurance funds.

  Prompt Corrective Action. Under OTS regulations which implement the "prompt corrective action" system mandated by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), an institution is well capitalized if its ratio of total capital to risk-weighted assets is 10% or more, its ratio of core capital to risk-weighted assets is 6% or more, its ratio of core capital to total assets is 5% or more and it is not subject to any written agreement, order or directive to meet a specified capital level. At December 31, 1996 Home Savings met these standards. An institution which is not well capitalized is adequately capitalized if its ratio of total capital to risk-weighted assets is at least 8%, its ratio of core capital to risk-adjusted assets is at least 4% and its ratio of core capital to total assets is at least 4% (3% if the institution receives the highest rating on the OTS's CAMEL rating system). Any institution which is not adequately capitalized is undercapitalized, significantly undercapitalized or critically undercapitalized, depending upon its capital ratios.

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

  Enforcement and Penalties. All depository institutions, including savings institutions, and "institution-affiliated parties" such as directors, officers, employees, agents and controlling stockholders of depository institutions, including holding companies such as Ahmanson, are subject to regulatory agency enforcement authority. An institution or institution-affiliated party may be subject to a three tier penalty regime that ranges from a maximum penalty of $5,000 per day for a simple violation to a maximum penalty of $1 million per day for certain knowing violations including the failure to submit or submission of incomplete, false or misleading reports. An institution-affiliated party may also be subject to loss of voting rights with respect to the stock of depository institutions.

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

  FDICIA, as amended, required the OTS to prescribe minimum operational and managerial standards and standards for asset quality, earnings and stock valuation for savings institutions. Any savings institution which fails to meet the standards may be required to submit a plan for corrective action. If a savings institution fails to submit or implement an acceptable plan, the OTS may require the institution to take any action the OTS determines will best carry out the purpose of prompt corrective action. The OTS and the bank regulatory agencies have jointly published a regulation prescribing the required safety and soundness standards. Home Savings believes that it is in compliance with the regulation.

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

  FHLB System. The FHLBs provide a central credit facility for member institutions. As a federal savings institution, Home Savings is required to be a member of the FHLB System. Members of the FHLB System are required to own capital stock in an FHLB at least equal to the greater of 1% of the member's outstanding home mortgage loans and 5% of the member's advances from the FHLB. At December 31, 1996 Home Savings' investment in FHLB stock was $421.0 million, substantially all of which can not be withdrawn as long as Home Savings' real estate loan portfolio remains at its current size.

  Federal Reserve System. Home Savings is subject to various regulations promulgated by the Federal Reserve Board, including, among others, Regulation B (Equal Credit Opportunity), Regulation D (Reserves), Regulation E (Electronic Fund Transfers), Regulation Z (Truth in Lending), Regulation CC (Availability of Funds) and Regulation DD (Truth in Savings). As holders of loans secured by real property, and as owners of real property, financial institutions, including Home Savings, may also be subject to potential liability under various statutes and regulations applicable to property owners generally, including statutes and regulations relating to the environmental condition of the property.

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

  Qualified Thrift Lender. A savings institution must invest at least 65% of its portfolio assets in "qualified thrift investments" on a monthly average basis in nine out of every 12 months on a rolling 12-month "look back" basis. Home Savings was in compliance with this regulation at December 31, 1996.

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

  Proposed Legislation. Proposals which could alter the current banking regulatory structure and thrift charter are included in bills introduced during the current session of Congress. The Company can not predict whether or when any of these proposals may be enacted or what provisions any enacted legislation may contain.

TAXATION

  Federal. The Small Business Job Protection Act of 1996 ("1996 Act") significantly altered the tax bad debt deduction available to savings institutions. Prior to enactment of the 1996 Act, a savings institution which met certain definitional tests relating to the composition of its assets and the sources of its income was permitted to determine its tax bad debt deduction based upon a reserve method, with annual additions to the reserve determined under the experience method, which generally permits an annual deduction based upon the institution's historical loan loss experience, or under the percentage of taxable income method. The 1996 Act disallows the reserve method for determining tax bad debt deductions for large savings institutions and only allows bad debt deductions determined under the charge-off method.

  While disallowing the reserve method for determining tax bad debt deductions, the 1996 Act maintained existing pre-1988 bad debt reserves and required that these reserves be recaptured into taxable income only in limited circumstances. Dividends may be paid out of retained earnings without the imposition of any tax on the savings institution to the extent that the amounts paid as dividends do not exceed both the savings institution's current and accumulated earnings and profits as calculated for federal income tax purposes. Dividends in excess of the savings institution's current and accumulated earnings and profits as calculated for federal income tax purposes, and any redemption or liquidation distributions, are, however, deemed under Section 593(e) of the Internal Revenue Code of 1986, as amended, to be made from the savings institution's pre-1988 tax bad debt reserves. The amount of Home Savings' pre-1988 tax bad debt reserves subject to recapture under this provision approximated $691 million at December 31, 1996. The amount of tax that would be payable upon any distribution that is treated as having been made from the savings institution's pre-1988 tax bad debt reserves is also deemed to have been paid from these reserves. As a result, any distributions that are treated as having been made from Home Savings' pre-1988 tax bad debt reserves could result in a federal recapture tax of up to approximately 54% of the amount of such distributions.

  As of December 31, 1996, the Company's tax returns had been audited by the Internal Revenue Service for all years through 1989.

  State. The California franchise tax applicable to savings institutions is a variable rate tax applicable to that portion of an institution's income allocable to California. The rate of tax is computed under a formula that results in a rate higher than the rate applicable to non-financial corporations because it includes an amount "in lieu" of local personal property and business license taxes paid by such corporations (but not generally paid by banks or financial institutions such as Home Savings). For calendar year taxpayers such as Home Savings the maximum rate for the 1996 taxable year was approximately 11.3%. Under California regulations, bad debt deductions are available in computing California franchise taxes by use of the reserve method. An addition to the reserve may be claimed under the experience method, which generally permits an annual deduction based upon the institution's historical loan loss experience. The deduction for losses may be limited by the determination of the maximum ending reserve balance using current and prior years' loss experience of Home Savings. In addition, if it can be established that the amount allowed under the experience method is insufficient to absorb anticipated losses, an addition to the reserve may be claimed up to the amount which causes the reserve to equal the lesser of the reserves included in the institution's financial statements, or one percent of the amount of loans outstanding at the end of the year.

  The Company also pays franchise or state income taxes in a number of other jurisdictions in which it or its subsidiaries conduct business. All such taxes are deductible for federal income tax purposes.

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

  The Company intends to continue its withdrawal from REI activities. Neither Ahmanson's REI subsidiaries nor Home Savings' REI subsidiary intend to acquire any new properties and will develop, hold and/or sell their currently owned properties depending upon economic conditions. The Company has retained Lowe Enterprises Realty Services, Inc., a real estate asset management firm, to assist in the management and disposition of these properties. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition--Asset Quality--REI."

OTHER ACTIVITIES

  The Company has other subsidiaries which are primarily engaged in financial services activities related to the savings bank business, including loan servicing, insurance agencies and a securities brokerage firm. These activities did not make material contributions to the Company's results of operations in 1996 and are not expected to make a material contribution to its results of operations in 1997.

EMPLOYEES

  At December 31, 1996 the Company employed approximately 7,221 full-time and 2,281 part-time employees. Full-time and certain part-time employees are eligible for retirement and other benefits, including life, health and accident and dental insurance. The management of the Company regards its employee relations as satisfactory.

ITEM 2. PROPERTIES

  The Company maintains executive offices in leased premises at 4900 Rivergrade Road, Irwindale, California 91706 and its telephone number is (818) 960-6311. The Company owns approximately 26% of the 4.1 million square feet in which its offices are located and leases the remainder. The Company has 541 offices and other office facilities of which 179 are owned and the remainder are leased. Annual lease payments total approximately $70.1 million. The net investment in premises, equipment and leaseholds totaled $424.6 million at December 31, 1996 compared to $410.9 million at December 31, 1995.

ITEM 3. LEGAL PROCEEDINGS

  None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET PRICES OF STOCK

  The principal market for Ahmanson's Common Stock is the New York Stock Exchange. Ahmanson's Common Stock is also listed on the Pacific Stock Exchange. The following table sets forth the high and low sale prices of the Common Stock of Ahmanson for the periods indicated as reported on the New York Stock Exchange Composite Tape:

                                                                   HIGH    LOW
                                                                  ------- ------
      1995--
        First Quarter............................................ $18 5/8 $16
        Second Quarter...........................................  23 3/4 18 1/8
        Third Quarter............................................  25 3/4 20 5/8
        Fourth Quarter...........................................  28 3/8 24 1/8
      1996--
        First Quarter............................................  26 3/4 21 1/4
        Second Quarter...........................................  27 5/8 22 1/4
        Third Quarter............................................  28 3/8 23 3/8
        Fourth Quarter...........................................  34 1/2 27 7/8
      1997--
        First Quarter (through March 17).........................  45 1/4 32

PER SHARE CASH DIVIDENDS DATA

  The following table sets forth per share cash dividends of Ahmanson as derived from the Company's Consolidated Financial Statements included elsewhere herein and should be read in conjunction with such Consolidated Financial Statements and accompanying Notes.

  Cash Dividends Declared and Paid

      1995--
        First Quarter...................................................... $.22
        Second Quarter.....................................................  .22
        Third Quarter......................................................  .22
        Fourth Quarter.....................................................  .22
      1996--
        First Quarter...................................................... $.22
        Second Quarter.....................................................  .22
        Third Quarter......................................................  .22
        Fourth Quarter.....................................................  .22
      1997--
        First Quarter...................................................... $.22

  The principal sources of funds for the payment by Ahmanson of cash dividends are cash dividends paid to it by Home Savings and, to a lesser extent, cash dividends paid to it by other subsidiaries, investment income and borrowings. There are limitations on the ability of Home Savings to pay dividends to Ahmanson.

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

  At January 1, 1997 Home Savings could have paid dividends of approximately $440.3 million under the most restrictive of the foregoing limits without OTS approval. Home Savings may also become subject to a prohibition on the payment of dividends if it is not in compliance with its capital requirements.

STOCKHOLDERS

  At the close of business on March 17, 1997, 100,594,581 shares of Ahmanson Common Stock were outstanding and were held by 6,218 stockholders of record. The transfer agent and registrar for the Ahmanson Common Stock is First Chicago Trust Company of New York. First Chicago Trust Company of New York is also the transfer agent and registrar for the Depositary Shares, each representing a one-tenth interest in a share of Ahmanson's 8.40% Preferred Stock, Series C, and the Depositary Shares, each representing a one-tenth interest in a share of Ahmanson's 6% Cumulative Convertible Preferred Stock, Series D.

ITEM 6. SELECTED FINANCIAL DATA

  The selected financial data presented below under the captions "Five-Year Consolidated Summary of Financial Condition" and "Five-Year Consolidated Summary of Operations" for, and as of the end of, each of the years in the five-year period ended December 31, 1996 are derived from the consolidated financial statements of H. F. Ahmanson & Company and Subsidiaries, which consolidated financial statements have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The consolidated financial statements as of December 31, 1996 and 1995 and for each of the years in the three-year period ended December 31, 1996, and the report thereon of KPMG Peat Marwick LLP, are included elsewhere herein.

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

             FIVE-YEAR CONSOLIDATED SUMMARY OF FINANCIAL CONDITION

                                                DECEMBER 31,
                         -----------------------------------------------------------
                            1996        1995        1994        1993        1992
                         ----------- ----------- ----------- ----------- -----------
                                               (IN THOUSANDS)
Consolidated assets:
  Cash and investment
   securities........... $ 1,876,435 $ 1,645,450 $ 2,773,573 $ 3,906,044 $ 2,362,563
  Mortgage-backed
   securities (MBS).....  14,296,512  16,152,142  12,789,420   6,919,997   3,915,508
  Loans receivable......  31,789,158  31,255,379  36,001,745  37,704,368  38,962,875
  Real estate...........     395,428     460,421     475,264     623,519   1,127,271
  Premises and
   equipment............     424,567     410,947     614,817     673,879     686,693
  Goodwill and other
   intangible assets....     308,083     147,974     468,542     428,444     478,017
  All other assets......     811,861     457,273     603,432     614,994     607,580
                         ----------- ----------- ----------- ----------- -----------
    Total assets........ $49,902,044 $50,529,586 $53,726,793 $50,871,245 $48,140,507
                         =========== =========== =========== =========== ===========
Consolidated
 liabilities, Company-
 obligated mandatorily
 redeemable capital
 securities, Series A,
 of subsidiary trust
 holding solely Junior
 Subordinated Deferrable
 Interest Debentures of
 the Company and
 stockholders' equity:
  Deposits.............. $34,773,945 $34,244,481 $40,655,016 $38,018,653 $39,273,192
  Borrowings............  11,580,521  12,236,428   9,176,085   8,879,345   4,978,583
  All other liabilities.     966,116     991,755     931,091   1,024,216   1,143,088
                         ----------- ----------- ----------- ----------- -----------
    Total liabilities...  47,320,582  47,472,664  50,762,192  47,922,214  45,394,863
  Company-obligated
   mandatorily
   redeemable capital
   securities, Series A,
   of subsidiary trust
   holding solely Junior
   Subordinated
   Deferrable Interest
   Debentures of the
   Company..............     148,413         --          --          --          --
  Stockholders' equity..   2,433,049   3,056,922   2,964,601   2,949,031   2,745,644
                         ----------- ----------- ----------- ----------- -----------
    Total liabilities,
     Company-obligated
     mandatorily
     redeemable capital
     securities, Series
     A, of subsidiary
     trust holding
     solely Junior
     Subordinated
     Deferrable Interest
     Debentures of the
     Company and
     stockholders'
     equity............. $49,902,044 $50,529,586 $53,726,793 $50,871,245 $48,140,507
                         =========== =========== =========== =========== ===========

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

                  FIVE-YEAR CONSOLIDATED SUMMARY OF OPERATIONS

                                       FOR THE YEARS ENDED DECEMBER 31,
                          --------------------------------------------------------------
                             1996        1995         1994         1993         1992
                          ----------- -----------  -----------  -----------  -----------
                                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
Interest income.........  $ 3,514,795 $ 3,699,091  $ 3,095,375  $ 3,003,422  $ 3,428,979
Interest expense........    2,262,281   2,472,336    1,798,454    1,666,350    2,070,413
                          ----------- -----------  -----------  -----------  -----------
 Net interest income....    1,252,514   1,226,755    1,296,921    1,337,072    1,358,566
Provision for loan
 losses.................      144,924     119,111      176,557      574,970      367,366
                          ----------- -----------  -----------  -----------  -----------
 Net interest income
  after provision for
  loan losses...........    1,107,590   1,107,644    1,120,364      762,102      991,200
                          ----------- -----------  -----------  -----------  -----------
Other income:
 Gain (loss) on sales
  of loans and MBS......       31,420      17,283      (16,168)     101,044       76,925
 Loan servicing and
  other fee income......      205,104     164,116      184,809      174,061      184,549
 Gain on sales of
  retail deposit branch
  systems...............        6,861     514,671       77,901          --           --
 Other operating
  income................        8,413       2,339       13,814       42,723        5,383
                          ----------- -----------  -----------  -----------  -----------
   Total other income...      251,798     698,409      260,356      317,828      266,857
                          ----------- -----------  -----------  -----------  -----------
Other expenses:
 SAIF recapitalization..      243,862         --           --           --           --
 Other general and
  administrative
  expenses..............      775,285     818,579      758,560      819,403      753,257
                          ----------- -----------  -----------  -----------  -----------
   General and
    administrative (G&A)
    expenses............    1,019,147     818,579      758,560      819,403      753,257
 Operations of real
  estate held for
  development and
  investment (REI)......       34,961      49,481       97,644      229,300       58,359
 Operations of real
  estate owned held for
  sale (REO)............      105,880      86,788       86,011      212,130      129,153
 Amortization of
  goodwill and other
  intangible assets.....       18,842      26,559       27,835       39,163       27,674
                          ----------- -----------  -----------  -----------  -----------
   Total other expenses.    1,178,830     981,407      970,050    1,299,996      968,443
                          ----------- -----------  -----------  -----------  -----------
Income (loss) before
 provision for income
 taxes (benefit),
 extraordinary loss and
 cumulative effect of
 accounting changes.....      180,558     824,646      410,670     (220,066)     289,614
Provision for income
 taxes (benefit)........       35,300     373,700      173,312      (82,034)     133,222
                          ----------- -----------  -----------  -----------  -----------
Income (loss) before
 extraordinary loss and
 cumulative effect of
 accounting changes.....      145,258     450,946      237,358     (138,032)     156,392
Extraordinary loss on
 early extinguishment of
 debt (net of tax
 benefit)...............          --          --           --       (21,607)         --
Cumulative effect of
 changes in accounting
 for goodwill (1995) and
 income taxes (1992)....          --     (234,742)         --           --        47,677
                          ----------- -----------  -----------  -----------  -----------
Net income (loss).......  $   145,258 $   216,204  $   237,358  $  (159,639) $   204,069
                          =========== ===========  ===========  ===========  ===========
Per share information--
 common shares:
 Primary--
   Income (loss) before
    extraordinary loss
    and cumulative
    effect of accounting
    changes.............  $      0.91 $      3.39  $      1.59  $     (1.51) $      1.19
   Net income (loss)....         0.91        1.40         1.59        (1.69)        1.60
 Fully diluted--
   Income (loss) before
    extraordinary loss
    and cumulative
    effect of accounting
    changes.............         0.91        3.20         1.58        (1.51)        1.19
   Net income (loss)....         0.91        1.40         1.58        (1.69)        1.60
 Book value at December
  31....................        19.09       20.75        19.70        19.61        22.04
 Tangible book value at
  December 31...........        17.31       19.47        15.70        15.94        17.94
 Dividends..............         0.88        0.88         0.88         0.88         0.88
Weighted average number
 of common shares
 outstanding:
 Primary................  109,748,923 118,074,091  117,369,431  116,786,369  116,915,342
 Fully diluted..........  109,748,923 130,378,061  128,946,242  116,786,369  117,199,811

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

                         FIVE-YEAR SELECTED OTHER DATA

                                             AT OR FOR THE YEARS ENDED
                                                    DECEMBER 31,
                                           ------------------------------------
                                           1996     1995   1994    1993   1992
                                           -----    -----  -----  ------  -----
Regulatory capital:
  Tangible capital.......................   5.55%    5.90%  5.12%   4.97%  4.85%
  Core capital...........................   5.56     5.91   5.50    5.72   5.77
  Risk-based capital.....................  10.78    12.43  12.17   12.59  12.99
Ratio of nonperforming assets to total
 assets..................................   1.70     1.88   1.57    1.89   4.61
Return on average assets.................   0.29(1)  0.41   0.46   (0.32)  0.42
Return on average equity.................   5.26(1)  7.47   8.00   (5.58)  7.49
Return on average tangible equity(2).....   5.91(1) 17.00   9.69   (4.94)  9.43
Efficiency ratio(3)......................  69.92(1) 58.85  51.19   54.22  48.81
Ratio of dividends paid to net income
 (loss)..................................  97.48    71.04  64.62  (86.53) 58.37
Total number of financial service centers
 and loan offices........................    516      464    439     455    467

--------
(1) Excluding the after tax effects of the SAIF recapitalization of $144.4 million and the First Interstate Bank branch acquisition costs of $8.3 million, the returns on average assets, average equity and average tangible equity and the efficiency ratio for the year ended December 31, 1996 would have been as follows:

      Return on average assets...........................................  0.60%
      Return on average equity........................................... 10.80
      Return on average tangible equity(2)............................... 11.68
      Efficiency ratio................................................... 52.23

(2) Net income excluding amortization of goodwill and other intangible assets (net of applicable tax), and cumulative effect of change in accounting for goodwill (net of applicable tax), as a percentage of average equity excluding goodwill and other intangible assets (net of applicable tax).

(3) Represents G&A expenses as a percentage of net interest income plus loan servicing and other fee income.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   OVERVIEW

  Nineteen ninety-six was a pivotal year for H. F. Ahmanson & Company. The Company's principal operating unit, Home Savings of America, holds an enviable customer franchise: high name recognition in its primary markets, a reputation for integrity and service and a strong capital position. The Company also has several important challenges, including:

  . To achieve consistently strong profitability with a return on stockholders' equity in excess of 18%.

  . To become a full-service consumer and small business bank. The Company now offers customers a broad range of loan, deposit, investment and financial information services for their personal and business needs.

  . To move beyond the California real estate recession-related problems and create new opportunities through its consumer and small business initiatives.

  . To focus on increasing stockholder value rather than just size and geographic presence.

  The purchase of 61 former branches of First Interstate Bank in the third quarter of 1996 was a significant advance in transforming the Company into a full-service consumer and small business bank. It added critical mass to the Company's consumer lending business and served as a foundation for penetration into the California small business banking marketplace.

  In addition, the Company has undertaken five major business activities which should also contribute to building stockholder value:

  . Personal Financial Services--Provides a variety of services and products in its financial service centers, as well as electronic banking and telebanking services.

  . Consumer Lending--Provides a broad selection of consumer loan and credit-related insurance products including home equity loans and lines of credit, loans for new and used automobiles, debt consolidation loans, home improvement loans, unsecured loans and personal lines of credit and credit-related life, accident and health insurance.

  . Investment and Insurance Brokerage Services--Provides a wide variety of investment and insurance brokerage services and products and discount brokerage services.

  . Small Business Banking--Provides a range of deposit, loan and cash management products and services designed to meet the specific needs of the small business customer.

  . Project HOME Run--Is designed to use technology to lower mortgage loan origination and processing costs while providing customers with fast and efficient service.

  The Company also continued its stock purchase programs which provided an efficient use of excess capital resulting in immediate accretion to income per share and a higher return on stockholders' equity.

  On February 17, 1997, the Company proposed a merger transaction with Great Western Financial Corporation ("Great Western"). The merged company would be one of the nation's leading financial institutions with combined assets of approximately $93 billion. As originally proposed, Great Western's stockholders would have received in a tax-free exchange 1.05 shares of Ahmanson Common Stock for each share of common stock of Great Western. Based on the closing price of Ahmanson Common Stock on February 14, 1997 (the last trading day before announcement of the original proposal), the exchange ratio would have produced a value of $42.53 for each share of the common stock of Great Western, or a premium of 24.2% over the closing market price of Great Western's common stock on February 14, 1997.

  On March 6, 1997, Great Western announced that it had entered into an agreement to merge with Washington Mutual, Inc. ("WAMU"), subject to approval by the stockholders of Great Western and WAMU and by applicable regulatory agencies.

  On March 17, 1997, the Company announced that it had enhanced its proposal by establishing a floating exchange ratio for Great Western common shares linked to the market price for Ahmanson common shares. Under the terms of the proposal, each share of common stock of Great Western would be converted into that number of shares of Ahmanson Common Stock equal to (a) $50 divided by (b) the average closing price of Ahmanson Common Stock on the New York Stock Exchange on the 20 trading days preceding approval of the proposed merger by the Office of Thrift Supervision ("OTS"), provided that each share of common stock of Great Western would be converted into not less than 1.10 nor more than 1.20 shares of Ahmanson Common Stock. Based on the closing price of Ahmanson Common Stock on March 14, 1997 (the last trading day before announcement of the enhanced proposal), each share of common stock of Great Western would have been converted into 1.20 shares of Ahmanson Common Stock, producing a value of $48.30 per share of Great Western common stock, or a premium of approximately $3 per share over the value implied by the WAMU proposal. The Company currently estimates that a maximum of 174,108,000 shares of Ahmanson Common Stock would be issued in connection with the proposed merger, as a result of which Ahmanson Common Stock issued in the proposed merger would represent approximately 63% of the shares outstanding after the proposed merger. The aggregate value of the proposed transaction, based on the currently estimated maximum number of shares of Ahmanson Common Stock to be issued and the closing price of Ahmanson Common Stock on March 14, 1997, is approximately $7 billion.

  The Company believes its proposed merger with Great Western is financially superior for the stockholders of Great Western and in the best interests of Great Western's employees and customers, the communities which Great Western serves, and the greater Los Angeles region. The Company remains committed to effecting its proposed merger with Great Western. However, no assurance can be given that the merger will be consummated as proposed.

  For further information on the proposed merger, stockholders are encouraged to obtain the Registration Statement on Form S-4 (Registration No. 333-21919) filed with the Securities and Exchange Commission ("SEC") on February 18, 1997, Amendment No. 1 thereto filed with the SEC on March 18, 1997, any subsequent amendments thereto, the documents incorporated therein by reference and the exhibits thereto.

1996 FINANCIAL RESULTS

  Net income for 1996 was $145.3 million, or $0.91 per fully diluted common share, compared to $216.2 million, or $1.40 per fully diluted common share, in 1995. The 1996 results included after tax charges of $144.4 million for the special assessment to recapitalize the Savings Association Insurance Fund ("SAIF") and $8.3 million related to the First Interstate Bank branch acquisition in September 1996. The 1995 results included an after tax charge of $234.7 million related to an accounting change, which eliminated goodwill in connection with acquisitions prior to 1982, and an after tax gain of $252.7 million in connection with the sale of the Company's retail deposit branch system in New York (the "New York sale"). Excluding the items in 1996, the Company's return on average equity would have been 10.8% compared to 7.5% in 1995.

RESULTS OF OPERATIONS

  Net interest income for 1996 totaled $1.25 billion, compared to $1.23 billion earned in 1995. The net interest margin was 2.63% for 1996, compared to 2.39% for 1995.

  For 1996, other income was $251.8 million, compared to $698.4 million in 1995. Included in other income for 1996 was a pre-tax gain of $6.9 million from the sale of the Company's San Antonio, Texas branches and other branch consolidation activities. Other income for 1995 included a pre-tax gain of $514.7 million on the New York sale in the third quarter. Excluding the gains on the sales of the Company's retail branches in 1996 and 1995, other income would have been $244.9 million and $183.7 million in 1996 and 1995, respectively. The increase was primarily due to the Company's emphasis on building fee-based services in the Personal Financial Services Division ("PFS") and in the Griffin Financial Services unit ("Griffin"). PFS generates fees in connection with deposit accounts, ATMs, debit cards, safe deposit boxes and other related products and services and Griffin generates fees in connection with securities and insurance brokerage services. Fee income from PFS grew 40% to $83.4 million in 1996 from $59.7 million in 1995, while Griffin increased its fee income by 39% to $16.8 million in 1996 from $12.1 million in 1995.

  General and administrative ("G&A") expenses totaled $1.0 billion in 1996 compared to $818.6 million in 1995. Included in 1996 was $243.9 million for the SAIF special assessment and $14.0 million in expenses related to the First Interstate Bank branch acquisition. Excluding these charges, G&A expenses would have been $761.3 million in 1996, compared to $818.6 million in 1995 and the Company's efficiency ratio would have been 52.2% in 1996 compared to 58.9% in 1995.

  For 1996, the Company incurred $250.8 million in credit costs, which include the provision for loan losses and expenses for the operations of foreclosed real estate ("REO"), compared to credit costs of $205.9 million in 1995.

  The Company's operations for 1996 included tax benefits of $35.4 million resulting from a reduction in the Company's valuation allowance for deferred taxes. This reduction is attributable to the Company's development of tax planning strategies that would be implemented, if necessary, to realize the excess tax bases in certain investments.

REAL ESTATE HELD FOR INVESTMENT

  The Company is continuing its strategy of exiting the real estate investment business. At December 31, 1996, the Company's net investment in real estate held for investment ("REI") was $147.9 million, a decline of 37% from $234.9 million at December 31, 1995. The reduction in net REI assets was due primarily to the continued development and sale of ongoing residential projects and the sale of two commercial development projects. Allowances for REI assets totaled $132.4 million, or 47.2% of gross REI assets, at December 31, 1996 compared to $283.7 million, or 54.7% of gross REI assets, at December 31, 1995. Plans are under way for the sale of several other properties. No new projects have been initiated since 1990.

ASSET QUALITY

  At December 31, 1996, nonperforming assets ("NPAs"), which consist of nonaccrual loans and REO, were $846.2 million, or 1.70% of total assets, compared to $949.4 million, or 1.88% of total assets, at December 31, 1995. NPAs decreased $103.2 million, or 11%, from December 31, 1995 and declined $178.9 million, or 17%, from their recent peak in February 1996. Troubled debt restructurings ("TDRs") totaled $185.6 million at December 31, 1996. NPAs declined throughout most of 1996, reflecting the Company's more aggressive efforts in dealing with problem assets and a more broadly-based strengthening in the California economy.

  Net loan charge-offs for 1996 were $151.4 million compared to $138.5 million in 1995. Included in net loan charge-offs were recoveries of $39.2 million in 1996 compared to $24.2 million in 1995.

LOAN ORIGINATIONS

  In 1996, Home Savings funded $5.2 billion in residential mortgages compared to $6.4 billion in 1995. Approximately 30% of the real estate mortgage loans funded were adjustable rate loans that were not tied to the Eleventh District Cost of Funds. The Company provides customers with a broad array of loan products to diversify the interest sensitivity profile of the Company's interest-earning asset portfolio.

  Consumer loan production totaled $270.3 million in 1996 compared to $35.5 million in 1995. The Company originated $51.8 million in consumer loans in December 1996 and $131.0 million in the fourth quarter of 1996, achieving its goal of finishing 1996 at an annualized origination rate of over $500 million in new consumer loans. The consumer loan portfolio totaled $707.8 million at December 31, 1996, including loans obtained in connection with the First Interstate Bank branch acquisition.

DEPOSITS

  Deposit balances at December 31, 1996 totaled $34.8 billion compared to $34.2 billion at December 31, 1995. Checking and savings deposit balances ("transaction accounts") increased $1.5 billion, or 16%, during 1996, while term deposits decreased $1.0 billion, or 4%, during the same period. Transaction accounts comprised

32% of the deposit base at December 31, 1996 compared to 28% at December 31, 1995. The change in deposit mix is primarily due to the First Interstate Bank branch acquisition that resulted in a greater percentage of lower-cost transaction accounts.

CAPITAL

  At December 31, 1996, Home Savings' capital ratios exceeded the regulatory requirements for a bank to be rated "well-capitalized," the highest regulatory capital standard.

  In the fourth quarter of 1995, Ahmanson announced its first stock purchase program during which Ahmanson purchased $250 million of its common stock. In the second quarter of 1996, the first program was completed and Ahmanson began its second stock purchase program for $150 million. The completion of the second program and the commencement of the third stock purchase program for $250 million occurred in the fourth quarter of 1996. During the fourth quarter of 1996 Ahmanson purchased a total of 4 million shares at an average price per share of $31.86. Of the $250 million authorized for Ahmanson's third stock purchase program, $205 million remained at December 31, 1996. At December 31, 1996, Ahmanson had $219 million in cash.

  As of December 31, 1996, Ahmanson had purchased 17 million common shares, or 14% of the shares outstanding as of September 30, 1995, at an average price of $26.11 under the three programs. In addition, in September of 1996 Ahmanson redeemed at par the entire $175 million of its 9.60% Preferred Stock, Series B, and in December of 1996 issued $150 million of 8.36% Capital Securities, Series A, which are designated as "Company-obligated mandatorily redeemable capital securities, Series A, of subsidiary trust holding solely Junior Subordinated Deferrable Interest Debentures of the Company" in the accompanying Consolidated Financial Statements.

                             RESULTS OF OPERATIONS

NET INTEREST INCOME

  Net interest income was $1.25 billion in 1996, an increase of $25.8 million, or 2%, from $1.23 billion in 1995, which was a decrease of $70.2 million, or 5%, from $1.30 billion in 1994. The following table presents the Company's Consolidated Summary of Average Financial Condition and net interest income for the years indicated. Average balances on interest-earning assets and interest-costing liabilities are computed on a daily basis and other average balances are computed on a monthly basis. Interest income and expense and the related average balances include the effect of discounts or premiums. Nonaccrual loans are included in the average balances, and delinquent interest on such loans has been deducted from interest income. The average loan balance for 1996 is presented before the deduction of the allowance for loan losses and the average MBS balance for 1996 excludes the effect of the unrealized gain or loss on MBS available for sale. The average loan and MBS balances for 1995 and 1994 have been restated to be consistent with the presentation for 1996. As a result of these changes the average rates on loans, MBS, total loans and MBS, total interest-earning assets, interest rate spread, and the net interest margin also have been restated for 1995 and 1994.

                                                            YEARS ENDED DECEMBER 31,
                          --------------------------------------------------------------------------------------------
                                       1996                           1995                           1994
                          ------------------------------ ------------------------------ ------------------------------
                            AVERAGE              AVERAGE   AVERAGE              AVERAGE   AVERAGE              AVERAGE
                            BALANCE    INTEREST   RATE     BALANCE    INTEREST   RATE     BALANCE    INTEREST   RATE
                          ----------- ---------- ------- ----------- ---------- ------- ----------- ---------- -------
                                                             (DOLLARS IN THOUSANDS)
Interest-earning assets:
 Loans..................  $31,338,823 $2,296,786  7.33%  $33,180,074 $2,405,820  7.25%  $35,723,993 $2,265,050  6.34%
 MBS....................   15,415,898  1,161,487  7.48    15,911,554  1,158,077  7.27    10,844,465    686,390  6.32
                          ----------- ----------         ----------- ----------         ----------- ----------
  Total loans and MBS...   46,754,721  3,458,273  7.38    49,091,628  3,563,897  7.26    46,568,458  2,951,440  6.33
                          ----------- ----------         ----------- ----------         ----------- ----------
 Investment securities:
 Securities purchased
  under agreements to
  resell................      376,527     21,244  5.64     1,441,934     88,943  6.17     2,275,291    102,824  4.52
 Other investments......      446,522     35,278  7.90       777,409     46,251  5.95       677,546     41,111  6.07
                          ----------- ----------         ----------- ----------         ----------- ----------
  Total investment
   securities...........      823,049     56,522  6.87     2,219,343    135,194  6.09     2,952,837    143,935  4.87
                          ----------- ----------         ----------- ----------         ----------- ----------
 Interest-earning
  assets................   47,577,770  3,514,795  7.37    51,310,971  3,699,091  7.21    49,521,295  3,095,375  6.25
                                      ----------                     ----------                     ----------
Other assets............    2,080,725                      2,041,485                      2,553,436
                          -----------                    -----------                    -----------
   Total assets.........  $49,658,495                    $53,352,456                    $52,074,731
                          ===========                    ===========                    ===========
Interest-costing
 liabilities:
 Deposits:
 Checking accounts......  $ 2,614,110     21,449  0.82   $ 2,508,768     24,833  0.99   $ 2,677,130     27,577  1.03
 Savings accounts.......    7,700,613    244,315  3.17     9,053,043    279,345  3.09    11,318,552    281,511  2.49
 Term accounts..........   23,733,533  1,258,109  5.30    28,418,471  1,531,412  5.39    24,536,784    982,805  4.01
                          ----------- ----------         ----------- ----------         ----------- ----------
  Total deposits........   34,048,256  1,523,873  4.48    39,980,282  1,835,590  4.59    38,532,466  1,291,893  3.35
                          ----------- ----------         ----------- ----------         ----------- ----------
 Borrowings:
 Short-term.............    2,289,974    138,182  6.03     3,129,503    197,437  6.31     4,324,762    182,721  4.22
 FHLB...................    4,291,810    266,014  6.20     2,937,512    185,966  6.33     2,354,051    136,048  5.78
 Other..................    5,108,607    333,223  6.52     3,527,068    253,343  7.18     2,799,189    187,792  6.71
 Capital securities of
  subsidiary trust......       11,771        989  8.52           --         --    --            --         --    --
                          ----------- ----------         ----------- ----------         ----------- ----------
  Total borrowings......   11,702,162    738,408  6.31     9,594,083    636,746  6.64     9,478,002    506,561  5.34
                          ----------- ----------         ----------- ----------         ----------- ----------
 Interest-costing
  liabilities...........   45,750,418  2,262,281  4.94    49,574,365  2,472,336  4.99    48,010,468  1,798,454  3.75
                                      ----------                     ----------                     ----------
Other liabilities.......    1,148,943                        882,189                      1,098,128
Stockholders' equity....    2,759,134                      2,895,902                      2,966,135
                          -----------                    -----------                    -----------
   Total liabilities and
    stockholders'
    equity..............  $49,658,495                    $53,352,456                    $52,074,731
                          ===========                    ===========                    ===========
Excess interest-earning
 assets/ Interest rate
 spread.................  $ 1,827,352             2.43   $ 1,736,606             2.22   $ 1,510,827             2.50
                          ===========                    ===========                    ===========
Net interest income/ Net
 interest margin........              $1,252,514  2.63               $1,226,755  2.39               $1,296,921  2.62
                                      ==========                     ==========                     ==========

  Included in net interest income were provisions for losses of delinquent interest of $45.9 million, $46.5 million and $43.2 million in 1996, 1995 and 1994, respectively, related to nonaccrual loans. The provisions had the effect of reducing the net interest margin by ten basis points in 1996 and nine basis points in both 1995 and 1994.

  The following table presents the changes for 1996 and 1995 from the respective preceding year in the Company's interest income and expense attributable to various categories of its assets and liabilities as allocated to changes in average balances and changes in average rates. Because of numerous and simultaneous changes in both balances and rates from year to year, it is not practical to allocate precisely the effects thereof. For purposes of this table, the change due to volume is initially calculated as the change in average balance multiplied by the average rate during the preceding year and the change due to rate is calculated as the change in average rate multiplied by the average balance during the preceding year. Any change that remains unallocated after such calculations is allocated proportionately to changes in volume and changes in rates.

                                         YEARS ENDED DECEMBER 31,
                         --------------------------------------------------------------
                               1996 VERSUS 1995                1995 VERSUS 1994
                           INCREASE/DECREASE DUE TO        INCREASE/DECREASE DUE TO
                         ------------------------------  ------------------------------
                          VOLUME      RATE      TOTAL     VOLUME      RATE      TOTAL
                         ---------  --------  ---------  ---------  ---------  --------
                                              (IN THOUSANDS)
Interest income on:
  Loans................. $(136,096) $ 27,062  $(109,034) $(138,604) $ 279,374  $140,770
  MBS...................   (20,448)   23,858      3,410    356,634    115,053   471,687
  Federal funds sold and
   securities purchased
   under agreements to
   resell...............   (94,859)   35,581    (59,278)   (51,437)    37,556   (13,881)
  Other investments.....   (19,864)      470    (19,394)     6,271     (1,131)    5,140
                         ---------  --------  ---------  ---------  ---------  --------
    Total interest
     income.............  (271,267)   86,971   (184,296)   172,864    430,852   603,716
                         ---------  --------  ---------  ---------  ---------  --------
Interest expense on:
  Deposits..............  (268,370)  (43,347)  (311,717)    66,387    477,310   543,697
  Short-term borrowings.   (50,844)   (8,411)   (59,255)   (74,156)    88,872    14,716
  FHLB borrowings.......    83,780    (3,732)    80,048     36,961     12,957    49,918
  Other borrowings......   100,478   (20,598)    79,880     51,826     13,725    65,551
  Capital securities of
   subsidiary trust.....       989       --         989        --         --        --
                         ---------  --------  ---------  ---------  ---------  --------
    Total interest
     expense............  (133,967)  (76,088)  (210,055)    81,018    592,864   673,882
                         ---------  --------  ---------  ---------  ---------  --------
    Net interest income. $(137,300) $163,059  $  25,759  $  91,846  $(162,012) $(70,166)
                         =========  ========  =========  =========  =========  ========

  The preceding two tables identify the components of the changes in net interest income between the years ended December 31, 1996, 1995 and 1994. Net interest income increased $25.8 million, or 2%, in 1996 from 1995 as the result of an increase of 24 basis points in the net interest margin to 2.63% in 1996 from 2.39% in 1995. The increase in the net interest margin for 1996 compared to 1995 was primarily due to the higher yields earned on the Company's loan and MBS portfolio and a decrease in the average rates paid on the Company's interest-costing liabilities during 1996.

  During 1996, the average rates earned on the Company's growing consumer and small business loan portfolios were 8.61% and 9.34%, respectively. Both these rates were in excess of the average rate earned on the Company's mortgage loan portfolio which contributed to the higher yield on the loan portfolio in 1996 compared to 1995.

  The excess of interest-earning assets over interest-costing liabilities, which represents assets funded with noninterest-costing sources of funds, increased by $90.7 million in 1996 compared to 1995, which also had a positive effect on the margin in 1996.

  Net interest income decreased $70.2 million, or 5%, to $1.2 billion in 1995 resulting from the decrease of 23 basis points in the net interest margin, to 2.39% for 1995 from 2.62% for 1994, partially offset by an increase of $225.8 million in excess interest-earning assets.

  The yield on a majority of the Company's interest-earning assets adjust monthly based on changes in the monthly weighted average cost of funds of savings institutions headquartered in the Federal Home Loan Bank System Eleventh District, which comprises California, Arizona and Nevada, as computed by the Federal Home Loan Bank ("FHLB") of San Francisco ("COFI"). COFI is currently announced on the last business day of the month following the month in which such cost of funds was incurred. The Company's adjustable rate mortgages ("ARMs") which adjust based upon changes in COFI ("COFI ARMs") generally commence accruing interest at the newly announced rate plus the contractual loan factor at the next payment due date following such announcement.

  The Company believes that its net interest income is somewhat insulated from interest rate fluctuations primarily due to the adjustable rate nature of its loan and MBS portfolio. In June 1996, the Company introduced two new loan products tied to indices other than COFI, the 12 MAT ARM, which is tied to the 12-month moving average of the monthly average one-year constant maturity treasury, and the LAMA loan, which is tied to the London Interbank Offered Rate ("LIBOR") 12-month moving average of one-month LIBOR. The addition of these new loan products is intended to diversify the interest sensitivity profile of the Company's interest-earning assets.

  Substantially all ARMs originated since 1981 are contractually limited as to the lifetime maximum interest rate ("rate caps") that may be charged. In the event of sustained significant increases in rates, such rate caps could prevent the Company from further increasing rates on certain loans thus contributing to a decrease in the net interest margin. As of December 31, 1996, the interest rate on approximately 93% of outstanding principal amount of the Company's ARMs could have increased, as a result of a corresponding increase in their indices, by at least 350 basis points without exceeding the applicable maximum interest rate. For information regarding the Company's strategies for managing its interest rate risk, see "Financial Condition-- Asset/Liability Management."

CREDIT COSTS

  Provision for Loan Losses. The provision for loan losses was $144.9 million in 1996, an increase of $25.8 million, or 22%, from $119.1 million in 1995, which was a decrease of $57.5 million, or 33%, from $176.6 million in 1994. The increase in the provision for 1996 was due to a higher level of NPAs during 1996, which peaked in February 1996, as compared to 1995 levels mainly due to weakness in the Southern California real estate market and the residual effects of the conversion to a new loan servicing system in September 1995, which caused a temporary disruption in the collection process. During the latter months of 1996 credit quality indicators such as NPAs, charge-offs and delinquencies began to improve and the Company's provision for loan losses in the fourth quarter of 1996 declined by $8.6 million from the fourth quarter of 1995 and $6.5 million from the third quarter of 1996. The decrease in the provision for 1995 compared to the provision for 1994 was principally due to a $30 million charge in 1994 representing the Company's estimated losses from real property damage sustained by its borrowers in the Northridge, California earthquake in January 1994. For additional information regarding the allowances for loan losses and NPAs, see "Financial Condition--Asset Quality."

  Operations of REO. Losses from operations of REO were $105.9 million in 1996, an increase of $19.1 million, or 22%, from $86.8 million in 1995, which was an increase of $0.8 million, or less than 1%, from $86.0 million in 1994. The higher losses from operations in 1996 included increases of $12.5 million in net operating expenses and $7.3 million in losses on sales of REO. The higher REO operating expenses and losses on sales reflect the increase in the number of REO properties handled during 1996 as a result of an increase earlier in the year in the number of problem loans on which the Company foreclosed. As a lagging indicator of credit quality, results of REO operations have not improved as quickly as loan charge-offs and the provision for loan losses, but during the fourth quarter of 1996 the Company experienced a decrease in the rate of foreclosures and during the second half of 1996 the Company experienced a continuing improvement in the speed and price at which REO properties were sold. The increase in losses from REO operations in 1995 compared to 1994 was due to increases in net operating expenses of $2.8 million and provision for losses of $2.1 million, substantially offset by a decrease in net losses on sales of $4.1 million. For additional information regarding REO, see "Financial Condition--Asset Quality--NPAs and Potential Problem Loans."

OTHER INCOME

  Gain (Loss) on Sales of MBS. During 1996, 1995 and 1994, the Company recognized gains (losses) on sales of MBS with weighted average servicing fees on such sales as follows:

                                                  YEARS ENDED DECEMBER 31,
                                               --------------------------------
                                                  1996        1995       1994
                                               ----------  ----------  --------
                                                   (DOLLARS IN THOUSANDS)
Book value of MBS sold:
  ARM MBS..................................... $  187,603  $2,183,628  $400,201
  Fixed rate MBS..............................     10,248      29,077       --
                                               ----------  ----------  --------
                                                  197,851   2,212,705   400,201
                                               ----------  ----------  --------
  Relating to the New York sale:
    ARM MBS...................................        --       38,722       --
    Fixed rate MBS............................        --      677,006       --
                                               ----------  ----------  --------
                                                      --      715,728       --
                                               ----------  ----------  --------
                                                 $197,851  $2,928,433  $400,201
                                               ==========  ==========  ========
Pre-tax gains (losses) on sales of MBS:
  Reported in "Gain on sale of MBS":
    ARM MBS................................... $    3,103  $   11,733  $  4,868
    Fixed rate MBS............................        (29)        186       --
                                               ----------  ----------  --------
                                                    3,074      11,919     4,868
  Relating to the New York sale:
    ARM MBS...................................        --          113       --
    Fixed rate MBS............................        --      (14,143)      --
                                               ----------  ----------  --------
                                                      --      (14,030)      --
                                               ----------  ----------  --------
                                               $    3,074  $   (2,111) $  4,868
                                               ==========  ==========  ========
Weighted average servicing fees...............       0.60%       0.64%     0.73%
                                               ==========  ==========  ========

  The loss on sale of MBS related to the New York sale was netted against the gain on the New York sale as a related expense. Included in these sales were MBS originally designated as held to maturity of $503.3 million, which were sold at a pre-tax loss of $12.2 million. Except for these $503.3 million in MBS sold in 1995, the majority of the MBS sold were originated by the Company and designated as available for sale upon securitization in 1996, 1995 and 1994. For additional information see "Financial Condition--Liquidity and Capital Resources--MBS."

  Gain (Loss) on Sales of Loans. During 1996, 1995 and 1994, the Company recognized gains (losses) on sales of loans, excluding the sales of nonaccrual and other impaired loans in 1994, with weighted average servicing fees as follows:

                                                YEARS ENDED DECEMBER 31,
                                            ----------------------------------
                                                1996         1995       1994
                                            ------------  ----------  --------
                                                 (DOLLARS IN THOUSANDS)
Book value of loans sold:
  Fixed rate............................... $  1,738,474  $1,339,319  $511,654
  COFI ARMs................................      618,312      40,409    53,543
  Treasury ARMs............................      270,227       1,944       --
  Prime rate...............................       38,708         --        --
                                            ------------  ----------  --------
                                              $2,665,721  $1,381,672  $565,197
                                            ============  ==========  ========
Pre-tax gain (loss) on sales of loans:
  Fixed rate............................... $     17,237  $    8,275  $ (3,585)
  COFI ARMs................................        2,140      (2,903)  (17,451)
  Treasury ARMs............................        8,969          (8)      --
                                            ------------  ----------  --------
                                            $     28,346  $    5,364  $(21,036)
                                            ============  ==========  ========
Weighted average servicing fees............         0.46%       0.23%     0.26%
                                            ============  ==========  ========

  The volume of fixed rate mortgage loans sold during 1996, 1995 and 1994 was influenced principally by borrower demand for such loans. The Company intends to originate and sell fixed rate mortgage loans and certain ARMs in the secondary market. In addition, the Company's asset size may be reduced through loan sales as opportunities arise.

  The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights, an Amendment to FASB No. 65," effective April 1, 1995. Results from periods prior to April 1, 1995 have not been restated. In accordance with SFAS No. 122, the Company capitalizes mortgage servicing rights ("MSR") related to mortgage loans designated for sale. The total cost of the mortgage loans designated for sale is allocated to the MSR and the mortgage loans without the MSR based on their relative fair values. The MSR related to loans and MBS sold are amortized in proportion to and over the projected servicing period as a component of loan servicing income. MSR related to MBS available for sale are amortized to interest income on MBS. The MSR are periodically reviewed for impairment based on their fair value. The fair value of the MSR, for purposes of impairment, is measured using a discounted cash flow analysis based on the Company's estimated servicing costs, market prepayment rates, ancillary income and market-adjusted discount rates. Impairment losses, if any, are recognized through a valuation allowance and are charged to loan servicing income. Impairment is measured on a disaggregated basis based on predominant risk characteristics of the underlying mortgage loans. The risk characteristics used by the Company for the purposes of capitalization and impairment evaluation include loan amount, loan type, loan origination date, loan term, the state where the collateral is located and collateral type.

  Included in "Other assets" in the Consolidated Statement of Financial Condition were MSR as follows:

                                                    YEARS ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1996      1995      1994
                                                   --------  --------  --------
                                                         (IN THOUSANDS)
Beginning balance................................. $ 63,696  $ 57,812  $ 75,180
  Originated MSR..................................   40,256    16,829       --
  Amortization to:
    Interest on MBS...............................     (934)      --        --
    Servicing fee income..........................  (14,318)  (10,436)  (17,368)
  Addition to the valuation allowance.............     (626)     (509)      --
                                                   --------  --------  --------
Ending balance.................................... $ 88,074  $ 63,696  $ 57,812
                                                   ========  ========  ========

  At December 31, 1996 and 1995, MSR attributable to loans held for sale totaled $7.0 million and $2.6 million, respectively. The changes to the valuation allowance included a provision of $0.6 million and $0.5 million for 1996 and 1995, respectively. There were no charge-offs against this valuation allowance during 1996 and 1995. The valuation allowance was $1.1 million and $0.5 million at December 31, 1996 and 1995, respectively.

  Loan Servicing Income. Loan servicing income was $68.4 million in 1996, an increase of $7.9 million, or 13%, from $60.5 million in 1995, which was a decrease of $13.9 million, or 19%, from $74.4 million in 1994. The increase in loan servicing income in 1996 was primarily due to a $1.5 billion increase in the average portfolio of loans serviced for investors. This was partially offset by a decrease of three basis points in the average servicing rate to 0.70%, as seasoned loans with higher servicing rates paid down and were replaced by loans with lower servicing rates. An increase of $3.9 million in the amortization of MSR due primarily to an increase in the related servicing asset also offset some of the increase in loan servicing income associated with the growth of the servicing portfolio. For 1994, loan servicing income included a gain of $16.8 million on the sale of servicing rights related to $2 billion of fixed-rate single family loans serviced for investors. These loans were lower principal balance loans which were less efficient for the Company to service. Excluding the gain on sale of servicing rights, loan servicing income was higher in 1995 than in 1994 primarily due to a decrease of $6.9 million in amortization of the MSR and an increase of six basis points in the average servicing rate to 0.73%, partially offset by the decline of $2.1 billion, or 15%, in the average portfolio of loans serviced for investors. The decrease in amortization of MSR in 1995 compared to 1994 is due to both a decline in the related asset and slower prepayment rates. At December 31, 1996 and 1995, the portfolio of loans serviced for investors was $13.8 billion and $13.1 billion, respectively.

  Banking and Other Retail Service Fees. Banking and other retail service fees were $78.1 million in 1996, an increase of $22.3 million, or 40%, from $55.8 million in 1995, which was a decrease of $3.8 million, or 6%, from $59.6 million in 1994. The increase in 1996 was primarily due to the Company's success in building fee-based services which resulted in increases of $14.3 million in service charges on deposit accounts and $7.5 million in ATM fees. The decrease in 1995 was primarily due to declines of $2.5 million in service charges on deposit accounts and $1.2 million in fees earned on safe deposit boxes.

  Other Fee Income. Other fee income was $58.7 million in 1996, an increase of $10.8 million, or 23%, from $47.9 million in 1995, which was a decrease of $2.9 million, or 6%, from $50.8 million in 1994. The increase in 1996 was primarily due to increases of $4.8 million in commissions on the sales of investment and insurance products and services and $2.0 million in foreclosure fees. The decrease in 1995 compared to 1994 was primarily due to a decline of $4.5 million in commissions on sales of investment and insurance products and services.

  Gains on Sales of Retail Deposit Branch Systems. In November 1996, the Company sold deposits of $197.4 million and branch premises in San Antonio, Texas, resulting in a pre-tax gain of $6.9 million. The gain is net of expenses associated with the sale and other branch consolidation activities.

  In September 1995, the Company sold deposits of $8.1 billion and branch premises in New York, resulting in a pre-tax gain of $514.7 million. The gain is net of the write-off of goodwill and other intangibles of $106.9 million and other expenses associated with the sale.

  In November 1994, the Company sold deposits of $1.6 billion and branch premises in Illinois resulting in a pre-tax gain of $77.9 million. The gain is net of the write-off of goodwill of $25.6 million and other expenses associated with the sale.

  Other Operating Income. Other operating income was $8.1 million in 1996, an increase of $5.9 million from $2.2 million in 1995, which was a decrease of $11.4 million from $13.6 million in 1994. The increase in 1996 was primarily due to non-recurring refunds totaling $2.3 million recorded in the first quarter of 1996 and a loss of $1.6 million on the sale of the remaining Ohio branch in the first quarter of 1995. The decline in 1995 was also due to proceeds of $8.9 million received in the fourth quarter of 1994 in connection with a settlement related to an assistance agreement with the FDIC.

OTHER EXPENSES

  General and Administrative Expenses. G&A expenses were $1.0 billion in 1996, an increase of $200.6 million, or 25%, from $818.6 million in 1995, which was an increase of $60.0 million, or 8%, from $758.6 million in 1994. Excluding the special SAIF recapitalization charge of $243.9 million, G&A expenses for 1996 would have declined by $43.3 million, or 5%, from 1995, due in part to a refund from the FDIC of approximately $18 million of previously assessed fourth quarter 1996 deposit insurance premiums. In the first quarter of 1997, the FDIC assessment will be approximately $5 million, a $13 million decrease from the quarterly assessment rate prior to the SAIF recapitalization. The Company also recognized approximately $14.0 million in expenses in 1996 related to the First Interstate Bank branch acquisition. This compares to charges recognized in the third quarter of 1995 of $25.7 million to bring certain premises to fair value reflecting the Company's change in business plans to sell these premises, of which one was sold in the fourth quarter of 1995, and $11.0 million associated with Project HOME Run. The increase in G&A expenses during 1995 also included costs associated with establishing a consumer lending division, investing in a more proactive sales capability and culture and developing an electronic banking program as well as lower deferrals of loan origination costs resulting from the lower volume of loan originations in 1995. The increase in G&A expenses for 1995 compared to G&A expenses for 1994 was partially offset by $9.0 million of FDIC premium refunds and reductions in the premium assessment rates. Management is committed to reviewing the Company's cost structure in order to reduce G&A expenses as the Company completes its transition to a full-service consumer and small business bank.

  The efficiency ratio is defined by the Company as G&A expenses as a percentage of net interest income plus loan servicing and banking and other fee income. Excluding the SAIF recapitalization and First Interstate Bank branch acquisition costs in 1996, the efficiency ratio would have been 52.2% for 1996 compared with 58.9% and 51.2% for 1995 and 1994, respectively.

  Operations of REI. Losses from operations of REI were $35.0 million in 1996, a decrease of $14.5 million, or 29%, from $49.5 million in 1995, which was a decrease of $48.1 million, or 49%, from $97.6 million in 1994. The decrease in 1996 was primarily due to a decline of $23.4 million in the provision for losses, partially offset by $2.5 million in losses on sale of REI in 1996 compared to gains of $8.9 million in 1995. Operations of REI for 1996 include a $19.0 million addition to the allowance for losses principally due to a revision in the business plan for the final disposition of one commercial project in California.

  The decrease in 1995 was primarily due to a decline of $36.4 million in the provision for losses and an $8.9 million gain on sales of REI in 1995 compared to losses of $5.3 million on REI sales in 1994. Operations of REI in 1995 included a $40.0 million addition to the allowance for losses primarily due to a deterioration in the value of the commercial REI project in California referred to above. A review in September 1995 of the project's plans led to a change in the Company's assessment of the continued viability of such plans. For additional information regarding REI and the related allowance for losses, see "Financial Condition--Asset Quality--REI."

  Amortization of Goodwill and Other Intangible Assets and Cumulative Effect of Change in Accounting for Goodwill. The Company adopted SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," effective January 1, 1995 for goodwill related to acquisitions made prior to September 30, 1982. As a result, in 1995 the Company wrote off goodwill totaling $234.7 million as a cumulative effect of the change in accounting for goodwill. Results from periods prior to 1995 have not been restated. SFAS No. 72 requires, among other things, that goodwill resulting from the acquisition of banking or thrift institutions initiated after September 30, 1982 be amortized over a period no longer than the estimated remaining life of the acquired long-term interest-earning assets. The adoption of SFAS No. 72 for goodwill related to acquisitions of banking or thrift institutions prior to September 30, 1982 is permitted but not required. Goodwill resulting from acquisitions of banking or thrift institutions initiated after September 30, 1982, continues to be amortized in accordance with SFAS No. 72.

  Amortization of goodwill and other intangible assets was $18.8 million in 1996, a decrease of $7.8 million, or 29%, from $26.6 million in 1995, which was a decrease of $1.2 million, or 4%, from $27.8 million in 1994. The declines reflect the reductions in the goodwill balance resulting from the adoption of SFAS No. 72 and the sales of the New York and Illinois retail deposit branch systems, partially offset by an increase in the core deposit premium related to deposits acquired in 1994 and 1995 and $185 million of goodwill, which will be amortized over 15 years, recorded as part of the First Interstate Bank branch acquisition.

  Provision for Income Taxes. The change in the provision for income taxes between 1996 and 1995 primarily reflected the change in pre-tax income for each year and included tax benefits of $35.4 million in 1996 resulting from reductions in the Company's valuation allowance for deferred taxes as a result of the Company's development of tax planning strategies that would be implemented, if necessary, to realize the excess tax bases in certain investments. The increase in 1995 from 1994 primarily reflected the change in pre-tax income during each year and the 1995 write-off of $101.8 million in non-deductible goodwill related to the New York sale. The effective tax rates were 19.6% for 1996, 45.3% for 1995 and 42.2% for 1994. For additional information regarding income taxes and related provision, see Note 11 of Notes to Consolidated Financial Statements.

QUARTERLY RESULTS OF OPERATIONS

  The following table presents results of operations by quarter for 1996 and 1995:

                                                QUARTERS ENDED
                                 ----------------------------------------------
                                 MARCH 31,  JUNE 30, SEPTEMBER 30, DECEMBER 31,
                                 ---------  -------- ------------- ------------
                                     (IN THOUSANDS EXCEPT PER SHARE DATA)
1996
Total interest income........... $ 894,870  $867,236   $867,975      $884,714
Total interest expense..........   577,888   555,662    561,739       566,992
                                 ---------  --------   --------      --------
      Net interest income.......   316,982   311,574    306,236       317,722
Provision for loan losses.......    45,942    33,901     35,783        29,298
                                 ---------  --------   --------      --------
Net interest income after
 provision for loan losses......   271,040   277,673    270,453       288,424
Gain on sales of investment
 securities.....................       --        --         313           --
Other income....................    60,530    56,000     56,947        78,008
Other expenses..................   266,815   264,939    407,191       275,185
                                 ---------  --------   --------      --------
      Net income (loss)......... $  64,755  $ 68,734   $(79,478)     $ 91,247
                                 =========  ========   ========      ========
Net income (loss) per common
 share:
  Primary....................... $    0.45  $   0.51   $  (0.85)     $   0.78
                                 =========  ========   ========      ========
  Fully diluted................. $    0.45  $   0.50   $  (0.85)     $   0.74
                                 =========  ========   ========      ========
1995
Total interest income........... $ 893,983  $949,565   $949,166      $906,377
Total interest expense..........   598,739   639,390    634,722       599,485
                                 ---------  --------   --------      --------
      Net interest income.......   295,244   310,175    314,444       306,892
Provision for loan losses.......    26,544    25,465     29,175        37,927
                                 ---------  --------   --------      --------
Net interest income after
 provision for loan losses......   268,700   284,710    285,269       268,965
Gain (loss) on sales of
 investment securities..........        10       102        142           (67)
Other income....................    35,972    53,318    560,645        48,287
Other expenses..................   251,832   273,741    573,058       256,476
                                 ---------  --------   --------      --------
Income before cumulative effect
 of accounting change...........    52,850    64,389    272,998        60,709
Cumulative effect of change in
 accounting for goodwill........  (234,742)      --         --            --
                                 ---------  --------   --------      --------
      Net income (loss)......... $(181,892) $ 64,389   $272,998      $ 60,709
                                 =========  ========   ========      ========
Net income (loss) per common
 share:
  Primary
    Income before cumulative
     effect of accounting
     change..................... $    0.34  $   0.44   $   2.20      $   0.41
    Cumulative effect of change
     in accounting for goodwill.     (2.00)      --         --            --
                                 ---------  --------   --------      --------
      Net income (loss)......... $   (1.66) $   0.44   $   2.20      $   0.41
                                 =========  ========   ========      ========
  Fully diluted
    Income before cumulative
     effect of accounting
     change..................... $    0.34  $   0.43   $   2.03      $   0.40
    Cumulative effect of change
     in accounting for goodwill.     (2.00)      --         --            --
                                 ---------  --------   --------      --------
      Net income (loss)......... $   (1.66) $   0.43   $   2.03      $   0.40
                                 =========  ========   ========      ========

  Net interest income increased in the fourth quarter of 1996 compared to the third quarter of 1996 and to the fourth quarter of 1995 primarily due to the increase in net interest margin to 2.65% for the fourth quarter of 1996 from 2.59% in the third quarter of 1996 and 2.52% in the fourth quarter of 1995. The provision for loan losses decreased in the fourth quarter of 1996 from the third quarter of 1996 and fourth quarter of 1995 as the Company realized improvements in credit quality during the fourth quarter of 1996. Other income increased in the fourth quarter of 1996 compared to the third quarter of 1996 and fourth quarter of 1995 due to a $9.9 million and $17.5 million increase, respectively, in banking and other fee income and the $6.9 million gain on sale of the San Antonio branches recognized in the fourth quarter of 1996. Other expenses decreased in the fourth quarter of 1996 compared to the third quarter of 1996 due to the special SAIF recapitalization charge of $243.9 million recorded in the third quarter of 1996 and a refund of approximately $18 million of FDIC deposit insurance premiums previously assessed for the fourth quarter of 1996. Other expenses increased in the fourth quarter of 1996 compared to the fourth quarter of 1995 due primarily to an increase in provision for income taxes in the fourth quarter of 1996 of $27.1 million (due to an increase in pre-tax income) partially offset by the $18 million FDIC refund received in the fourth quarter of 1996.

                              FINANCIAL CONDITION

  The Company's consolidated assets were $49.9 billion at December 31, 1996, a decrease of $627.6 million, or 1%, from $50.5 billion at December 31, 1995. The decrease is primarily due to sales of and payments on loans and MBS, substantially offset by the effects of the First Interstate Bank branch acquisition in which the Company purchased approximately $1.1 billion of loans and $1.9 billion of deposits and recorded $185.0 million in goodwill. Of the loans purchased, approximately $593.4 million are business and consumer loans with the remainder being residential mortgage loans. The First Interstate Bank branch acquisition significantly accelerates the Company's strategic objective of becoming a full-service provider of consumer and small business banking products.

  The following table presents the composition of the Company's loan and MBS portfolio as of the dates indicated:

                                                DECEMBER 31,
                         ---------------------------------------------------------------
                            1996         1995         1994         1993         1992
                         -----------  -----------  -----------  -----------  -----------
                                               (IN THOUSANDS)
Residential loans:
  Single family......... $20,407,622  $20,684,133  $26,084,783  $28,764,402  $30,486,130
  Multi-family..........   9,582,129    9,284,131    8,518,510    7,219,708    6,543,238
Commercial and
 industrial real estate
 loans..................   1,343,348    1,566,470    1,734,793    2,012,307    2,225,226
Consumer loans..........     683,433       31,685          --           --           --
Small business loans....      53,717          --           --           --           --
Other loans.............     108,788      104,645      124,922      259,354      282,786
                         -----------  -----------  -----------  -----------  -----------
                          32,179,037   31,671,064   36,463,008   38,255,771   39,537,380
Deferred loan fees and
 interest...............     (13,176)     (31,439)     (55,184)     (90,959)     (97,662)
Unearned premiums
 (discounts)............      12,432       (3,360)      (5,847)     (21,658)     (42,729)
Allowance for loan
 losses.................    (389,135)    (380,886)    (400,232)    (438,786)    (434,114)
                         -----------  -----------  -----------  -----------  -----------
Loans receivable........  31,789,158   31,255,379   36,001,745   37,704,368   38,962,875
MBS.....................  14,296,512   16,152,142   12,789,420    6,919,997    3,915,508
                         -----------  -----------  -----------  -----------  -----------
                         $46,085,670  $47,407,521  $48,791,165  $44,624,365  $42,878,383
                         ===========  ===========  ===========  ===========  ===========

  During late 1994 the Company began offering ARMs which provide for interest rates that adjust based upon changes in the yields of U.S. Treasury securities. The 12 MAT ARM, which is also tied to U.S. Treasury securities, was introduced in June 1996. The Company originated $1.1 billion of 12 MAT ARMs and $343.7 million of other loans tied to U.S. Treasury securities ("Treasury ARMs") during 1996. At December 31, 1996, there were $1.1 billion of 12 MAT ARMs in the Company's loan portfolio. Since the second quarter of 1996, the Company has increasingly emphasized the origination of these products over its COFI ARM products in an effort to restructure the interest sensitivity profile of its loan portfolio. Due to the long-time emphasis on originating COFI ARMs and their predominant balance in the current portfolio any benefits from loans tied to other indices will be realized slowly over time.

  The Company's primary business continues to be the origination of loans on residential real estate properties. The percentage of dollar volume of the Company's residential mortgage loans originated by type is summarized below for the years shown:

                                               1996  1995  1994  1993  1992
                                               ----  ----  ----  ----  ----
Single family (one to four units).............  78%   81%   79%   86%   90%
Multi-family (five units and over)............  22    19    21    14    10
                                               ---   ---   ---   ---   ---
                                               100%  100%  100%  100%  100%
                                               ===   ===   ===   ===   ===

  The Company's loan originations are summarized as follows:

                                                           FOR THE YEARS ENDED
                                                              DECEMBER 31,
                                                          ---------------------
                                                             1996       1995
                                                          ---------- ----------
                                                             (IN THOUSANDS)
   Residential mortgage loans:
     Fixed rate.......................................... $1,842,738 $1,474,077
     COFI ARMs...........................................  1,875,588  4,347,779
     12 MAT ARMs.........................................  1,105,793        --
     Treasury ARMs.......................................    343,639    581,149
     LAMA................................................     58,668        --
                                                          ---------- ----------
                                                           5,226,426  6,403,005
   Consumer loans........................................    270,303     35,474
   Small business loans..................................     44,301        --
                                                          ---------- ----------
                                                          $5,541,030 $6,438,479
                                                          ========== ==========

  At December 31, 1996, the Company was committed to fund residential mortgage loans totaling $330.3 million, of which $188.4 million, or 57%, were 12 MAT ARMs, $92.8 million, or 28%, were fixed rate loans and $38.9 million, or 12%, were COFI ARMs. Consumer and small business loan commitments, some of which are expected to expire without being drawn upon, were $478.1 million and $60.0 million, respectively, at December 31, 1996. The Company expects to fund such loans from its liquidity sources.

  Approximately 68% of mortgage loan originations in 1996 were on properties located in California compared to 66% in 1995. At December 31, 1996, approximately 97% of the mortgage loan and MBS portfolio was secured by residential properties, including 76% secured by single family properties, and approximately 76% of the mortgage loan and MBS portfolio was secured by properties located in California.

  The following table presents the ranges of original loan-to-value ("LTV") ratios as percentages of single family loans and multi-family loans originated during the years indicated:

                                                   1996  1995  1994  1993  1992
                                                   ----  ----  ----  ----  ----
   Single family loans:
     Less than 75.0%..............................  52%   42%   35%   54%   58%
     75.0% to less than 80.0%.....................   9    10     9    15    14
     80.0%........................................  21    22    26    21    19
     Greater than 80.0% to 90.0%..................  12    17    22    10     9
     Greater than 90.0%...........................   6     9     8   --    --
                                                   ---   ---   ---   ---   ---
                                                   100%  100%  100%  100%  100%
                                                   ===   ===   ===   ===   ===
   Multi-family loans:
     70.0% or less................................  41%   44%   54%   69%   73%
     Greater than 70.0% to 75.0%..................  52    49    41    25    20
     Greater than 75.0%...........................   7     7     5     6     7
                                                   ---   ---   ---   ---   ---
                                                   100%  100%  100%  100%  100%
                                                   ===   ===   ===   ===   ===

  The mortgage loan and MBS portfolio includes approximately $6.7 billion in mortgage loans that were originated with LTV ratios exceeding 80%, or 15% of the portfolio at December 31, 1996. Approximately 14% of loans originated during 1996 had LTV ratios in excess of 80%, including 4% with LTV ratios in excess of 90%. The majority of the higher LTV loans in the portfolio at December 31, 1996 were secured by single family properties. The additional volume of higher LTV single family loans in 1995 was due, in part, to changes in the marketplace, which was primarily a purchase market in 1994 through 1995 as compared to the predominant refinance market in 1992 and 1993. The Company takes the additional risk of originating loans with LTV ratios in excess of 80% into consideration in its loan underwriting and pricing policies.

  At December 31, 1996 the Company had $707.8 million of consumer loans and $54.5 million of business loans, the majority of which were acquired in the First Interstate Bank branch acquisition, compared to $31.7 million of consumer loans at December 31, 1995. During 1996 the Company funded $270.3 million of consumer loans. The Company is continuing to originate consumer loans through its entire distribution network and began originating business loans through some of its California branches in the fourth quarter of 1996 and expects to expand the origination of business loans to other markets in 1997. Both activities will help achieve the Company's objective of positioning itself as a full-service consumer and small business bank.

  In December 1996, the Company sold $38.7 million in agricultural production loans (which were obtained in the First Interstate Bank branch acquisition) for book value. The Company has decided to exit this line of business for the foreseeable future.

ASSET/LIABILITY MANAGEMENT

  The Company's principal objective of asset/liability management is to maximize net interest income subject to net interest margin volatility and liquidity constraints. Net interest margin volatility results when the rate reset (or repricing) characteristics of the Company's assets are materially different from those of the Company's liabilities. Liquidity risk results from the mismatching of asset and liability cash flows.

  In order to manage the interest rate risk inherent in its portfolios of interest-earning assets and interest-costing liabilities, the Company has historically emphasized the origination of ARMs for retention in the mortgage loan and MBS portfolio, with the majority of originated ARMs indexed to COFI. The interest rates on COFI ARMs do not immediately reflect current market rate movements (referred to as the "COFI lag"). The COFI lag arises because (1) COFI is determined based on the average cost of all FHLB Eleventh District member savings institutions' interest-costing liabilities, some of which do not reprice immediately and (2) the Company's COFI ARMs reprice monthly based on changes in the cost of such liabilities approximately two months earlier. COFI is subject to influences in addition to changes in market interest rates, such as changes in the roster of FHLB Eleventh District member savings institutions, the aggregate liabilities and the mix of liabilities at such institutions, and legislative and regulatory developments which affect the business of such institutions. Due to the unique characteristics of COFI, the secondary market for COFI loans and MBS is not as consistently liquid as it is for various other loans and MBS.

  During late 1994 the Company began offering ARMs which provide for interest rates that adjust based upon changes in the yields of U.S. Treasury securities. The ARM products offered were further expanded in June 1996 with the introduction of 12 MAT ARMs and LAMA loans. Since June 1996 the Company has increasingly emphasized the origination of these products over its COFI ARMs in an effort to diversify the interest rate sensitivity of its loan portfolio. In 1996 the Company originated $1.4 billion of Treasury ARMs, including $1.1 billion of 12 MAT ARMs. Additionally, during 1996 the Company sold $618.3 million of COFI ARMs, had commitments to sell approximately $300 million of COFI ARMs in the first quarter of 1997 and intends to securitize in the first quarter of 1997 approximately $500 million in COFI ARMs for sale. The introduction of these new loan products and the sale of certain COFI ARMs is intended to diversify the interest sensitivity profile of the Company's interest-earning assets and over time reduce interest income volatility. However, due to the long-time emphasis on originating COFI ARMs and their predominant balance in the current portfolio, any benefits from loans tied to other indices will be realized slowly over time. At December 31, 1996, approximately 90% of the Company's $46.1 billion loan and MBS portfolio consisted of COFI ARMs, compared to approximately 94% of the $47.4 billion loan and MBS portfolio at December 31, 1995.

  Residential lending is and will continue to be a key component of the Company's business as the Company is transforming into a full-service consumer and small business bank. The First Interstate Bank branch acquisition accelerated the Company's progress towards originating consumer and small business loans which generally earn higher rates of interest and have maturities shorter than residential loans.

  The Company's approach to managing interest rate risk includes the changing of repricing terms and spreading of maturities on term deposits and other interest-costing liabilities. The Company manages the maturities of its borrowings to balance changes in the demand for deposit maturities. Deposit funds obtained in the First Interstate Bank branch acquisition that exceeded the amount required to support the liabilities assumed and regulatory reserves were used by the Company to repay certain borrowings. The Company has adopted a pro-active strategy to increase the percentage of customer checking accounts in its deposit portfolio which the Company believes is a steady funding source having less sensitivity to changes in market interest rates than other funding sources. At December 31, 1996, the Company had increased the number of checking accounts to approximately 900,000 accounts, an increase of approximately 250,000 accounts, or 38%, from 650,000 accounts at December 31, 1995. For additional information regarding these and other transactions, see "Results of Operations--Net Interest Income" and "Financial Condition-- Liquidity and Capital Resources."

  The following table presents the components of the Company's interest rate sensitive asset and liability portfolios by repricing periods (contractual maturity as adjusted for frequency of repricing) as of December 31, 1996:

                                                                   REPRICING PERIODS
                                       PERCENT --------------------------------------------------------------
                                         OF      WITHIN       MONTHS         1-5         5-10        YEARS
                            BALANCE     TOTAL   6 MONTHS       7-12         YEARS        YEARS      OVER 10
                          -----------  ------- -----------  -----------  -----------  -----------  ----------
                                                      (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
Investment securities--
 Cash equivalents.......  $   752,282      2%  $   752,282  $       --   $       --   $       --   $      --
 Other investment
  securities............       11,597    --          9,159            6        2,432          --          --
 FHLB stock.............      420,978      1       420,978          --           --           --          --
 Impact of hedging
  (LIBOR-indexed
  amortizing swaps).....          --     --        (71,876)         --        71,876          --          --
                          -----------    ---   -----------  -----------  -----------  -----------  ----------
Total investment
 securities.............    1,184,857      3     1,110,543            6       74,308          --          --
                          -----------    ---   -----------  -----------  -----------  -----------  ----------
Loans and MBS--
 MBS--
   ARMs.................   13,951,241     29    13,951,241          --           --           --          --
   Other................      345,271      1           --           --         2,794           40     342,437
 Loans--
   ARMs.................   30,118,857     64    28,047,987      506,962    1,206,088       49,174     308,646
   Other................    1,670,301      3       134,952          --           --           --    1,535,349
 Impact of hedging
  (interest rate
  swaps)................          --     --        192,400     (103,950)     (88,450)         --          --
                          -----------    ---   -----------  -----------  -----------  -----------  ----------
Total loans and MBS.....   46,085,670     97    42,326,580      403,012    1,120,432       49,214   2,186,432
                          -----------    ---   -----------  -----------  -----------  -----------  ----------
 Total interest-earning
  assets................  $47,270,527    100%  $43,437,123  $   403,018  $ 1,194,740  $    49,214  $2,186,432
                          ===========    ===   ===========  ===========  ===========  ===========  ==========
INTEREST-COSTING
 LIABILITIES:
Deposits--
 Checking...............  $ 3,271,549      7%  $ 3,271,549  $       --   $       --   $       --   $      --
 Statement savings......    1,585,345      3     1,585,345          --           --           --          --
 Money market savings...    6,328,235     14     6,328,235          --           --           --          --
 Term accounts--
   Under $100,000.......   23,187,593     50    13,759,533    4,961,323    4,456,305       10,333          99
   Over $100,000........      401,223      1       293,628       81,809       25,786          --          --
                          -----------    ---   -----------  -----------  -----------  -----------  ----------
Total deposits..........   34,773,945     75    25,238,290    5,043,132    4,482,091       10,333          99
                          -----------    ---   -----------  -----------  -----------  -----------  ----------
Borrowings--
 Repurchase agreements..    1,820,000      4     1,820,000          --           --           --          --
 FHLB...................    4,441,372     10     3,723,814      262,200      415,103        3,569      36,686
 Other..................    5,319,149     11     2,425,635    1,335,714    1,170,806      386,994         --
 Capital securities of
  subsidiary trust......      148,413    --            --           --           --       148,413         --
                          -----------    ---   -----------  -----------  -----------  -----------  ----------
Total borrowings........   11,728,934     25     7,969,449    1,597,914    1,585,909      538,976      36,686
                          -----------    ---   -----------  -----------  -----------  -----------  ----------
 Total interest-costing
  liabilities...........  $46,502,879    100%  $33,207,739  $ 6,641,046  $ 6,068,000  $   549,309  $   36,785
                          ===========    ===   ===========  ===========  ===========  ===========  ==========
Hedge-adjusted interest-
 earning assets
 more/(less) than
 interest-costing
 liabilities............  $   767,648          $10,229,384  $(6,238,028) $(4,873,260) $  (500,095) $2,149,647
                          ===========          ===========  ===========  ===========  ===========  ==========
Cumulative interest
 sensitivity gap........                       $10,229,384  $ 3,991,356  $  (881,904) $(1,381,999) $  767,648
                                               ===========  ===========  ===========  ===========  ==========
Percentage of hedge-
 adjusted interest-
 earning assets to
 interest-costing
 liabilities............       101.65%
Percentage of cumulative
 interest sensitivity
 gap to total assets....         1.54%

  The following table presents the interest rates, spread and margin at the end of the years indicated:

                                                       DECEMBER 31,
                                                      ----------------
                                                      1996  1995  1994
                                                      ----  ----  ----
Average yield on:
  Loans.............................................. 7.31% 7.41% 6.67%
  MBS................................................ 7.45  7.69  6.63
      Total loans and MBS............................ 7.35  7.50  6.66
  Investment securities:
    Federal funds sold and securities purchased under
     agreements to resell............................ 6.59  6.25  6.66
    Other investments................................ 6.03  5.05  5.11
      Total investment securities.................... 6.38  5.56  5.85
        Interest-earning assets...................... 7.33  7.46  6.63
Average rate on:
  Deposits:
    Checking accounts................................ 0.70  0.95  1.00
    Savings accounts................................. 3.16  3.14  2.75
    Term accounts.................................... 5.34  5.47  4.80
      Total deposits................................. 4.40  4.65  4.05
  Borrowings:
    Short-term....................................... 6.03  5.97  6.38
    FHLB............................................. 6.10  6.03  5.98
    Other............................................ 6.36  6.72  7.10
    Capital securities of subsidiary trust........... 8.52   --    --
      Total borrowings............................... 6.23  6.26  6.58
        Interest-costing liabilities................. 4.86  5.07  4.52
Interest rate spread................................. 2.47  2.39  2.11
Net interest margin.................................. 2.60  2.62  2.24

  The calculation of these rates includes an estimate for the effect of delinquent interest and is based on balances gross of the allowance for loan losses and the unrealized gain or loss on MBS available for sale.

  The following table presents the schedule of contractual maturities for loans and MBS as of December 31, 1996:

                          WITHIN    1-2    2-3      3-5    5-10    10-15       YEARS
                          1 YEAR   YEARS  YEARS    YEARS   YEARS   YEARS      OVER 15
                          ------   -----  -----    -----   -----   -----      -------
                                                  (IN THOUSANDS)
MBS:
  ARMs.................. $    --   $   --   $    --  $1,289,197 $  559,568 $      --  $12,102,476
  Other.................      --         4       --       2,790         40    298,343      44,094
Residential loans:
  ARMs..................   62,654   28,520    50,831    195,603  1,613,554  1,445,661  25,390,968
  Other.................   45,306   13,468    12,534     29,184     63,699    364,648     322,351
Commercial and
 industrial real estate
 loans:
  ARMs..................    7,144   33,160    19,948    197,688    649,673     17,121     163,009
  Other.................   29,232    4,772    14,360     20,543     86,886     44,862       4,758
Consumer loans..........    2,027    7,266    25,764     65,620     95,103    283,123     219,649
Small business loans....   36,166    5,526     2,592      3,632      1,439        170         156
Other loans.............  108,788      --        --         --         --         --          --
                         --------  -------  -------- ---------- ---------- ---------- -----------
                         $291,317  $92,716  $126,029 $1,804,257 $3,069,962 $2,453,928 $38,247,461
                         ========  =======  ======== ========== ========== ========== ===========

ASSET QUALITY

  NPAs and Potential Problem Loans. When a borrower fails to make a required payment on a loan and does not cure the delinquency promptly, the loan is characterized as delinquent. The procedural steps necessary for foreclosure vary from state to state, but generally if the loan is not reinstated within certain periods specified by statute and no other workout arrangements satisfactory to the lender are entered into, the property securing the loan can be acquired by the lender. Although the Company generally relies on the underlying property to satisfy foreclosed loans, in certain circumstances and when permitted by law, the Company may seek to obtain deficiency judgments against the borrowers. The Company reviews loans for impairment in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures." Impaired loans, as defined by the Company, include nonaccrual major loans (i.e., multi-family and commercial and industrial loans) which are not collectively reviewed for impairment, TDRs and major loans less than 90 days delinquent ("other impaired major loans") which the Company believes will be collected in full, but which the Company believes it is probable will not be collected in accordance with the contractual terms of the loans. See Note 1 of Notes to Consolidated Financial Statements for information regarding the Company's policy for nonaccrual and impaired loans.

  The following table presents the amounts of the Company's nonaccrual loans, REO, past due loans, TDRs and other impaired major loans as of the dates indicated:

                                                  DECEMBER 31,
                                 ----------------------------------------------
                                   1996     1995     1994     1993      1992
                                 -------- -------- -------- -------- ----------
                                                 (IN THOUSANDS)
Nonaccrual loans................ $598,661 $723,791 $681,026 $780,400 $1,768,362
REO.............................  247,577  225,566  161,948  179,862    452,971
Accruing loans contractually
 past due 90 days or more (all
 single family).................      --       --       --       --     155,864
TDRs............................  185,635  163,844  121,365  100,751     61,400
Other impaired major loans......  114,332   51,018   12,158  391,044        --

  The following table presents NPAs, TDRs and other impaired major loans, net of related specific loss allowances, by type as of the dates indicated:

                                                   DECEMBER 31,
                                                 ------------------   INCREASE
                                                   1996      1995    (DECREASE)
                                                 --------  --------  ----------
                                                    (DOLLARS IN THOUSANDS)
   Nonaccrual loans:
     Single family.............................. $537,243  $630,395  $ (93,152)
     Multi-family...............................   44,972    81,366    (36,394)
     Commercial and industrial real estate......   14,837    12,030      2,807
     Consumer...................................    1,410       --       1,410
     Small business.............................      199       --         199
                                                 --------  --------  ---------
       Total.................................... $598,661  $723,791  $(125,130)
                                                 ========  ========  =========
   REO:
     Single family.............................. $214,720  $193,729  $  20,991
     Multi-family...............................   19,239    14,139      5,100
     Commercial and industrial real estate......   13,618    17,698     (4,080)
                                                 --------  --------  ---------
       Total.................................... $247,577  $225,566  $  22,011
                                                 ========  ========  =========
   Total NPAs:
     Single family.............................. $751,963  $824,124  $ (72,161)
     Multi-family...............................   64,211    95,505    (31,294)
     Commercial and industrial real estate......   28,455    29,728     (1,273)
     Consumer...................................    1,410       --       1,410
     Small business.............................      199       --         199
                                                 --------  --------  ---------
       Total.................................... $846,238  $949,357  $(103,119)
                                                 ========  ========  =========
   TDRs:
     Single family.............................. $ 91,422  $ 45,592  $  45,830
     Multi-family...............................   58,027    75,482    (17,455)
     Commercial and industrial real estate......   36,186    42,770     (6,584)
                                                 --------  --------  ---------
       Total.................................... $185,635  $163,844  $  21,791
                                                 ========  ========  =========
   Other impaired major loans:
     Multi-family............................... $ 96,383  $ 32,273  $  64,110
     Commercial and industrial real estate......   17,949    18,745       (796)
                                                 --------  --------  ---------
       Total.................................... $114,332  $ 51,018  $  63,314
                                                 ========  ========  =========
   Ratio of NPAs to total assets................     1.70%     1.88%
                                                 ========  ========
   Ratio of NPAs and TDRs to total assets.......     2.07%     2.20%
                                                 ========  ========
   Ratio of allowances for losses on loans and
    REO to NPAs.................................    47.96%    42.43%
                                                 ========  ========

  The following table presents NPAs, TDRs and other impaired major loans by state at December 31, 1996:

                                                      NPAS
                         --------------------------------------------------------------
                                                 COMMERCIAL                                       OTHER
                           SINGLE       MULTI        AND                                         IMPAIRED
                           FAMILY      FAMILY    INDUSTRIAL                                       MAJOR
                         RESIDENTIAL RESIDENTIAL REAL ESTATE CONSUMER BUSINESS  TOTAL     TDRS    LOANS
                         ----------- ----------- ----------- -------- -------- -------- -------- --------
                                                          (IN THOUSANDS)
California..............  $592,694     $58,685     $19,214    $1,410    $199   $672,202 $132,069 $100,958
New York................    47,740       2,428          36       --      --      50,204   30,231    5,891
Florida.................    39,165         --          192       --      --      39,357    1,127      --
Illinois................    24,953         --        1,034       --      --      25,987      356      --
Texas...................    10,854         353           3       --      --      11,210    6,870    1,222
Other...................    36,557       2,745       7,976       --      --      47,278   14,982    6,261
                          --------     -------     -------    ------    ----   -------- -------- --------
                          $751,963     $64,211     $28,455    $1,410    $199   $846,238 $185,635 $114,332
                          ========     =======     =======    ======    ====   ======== ======== ========

  Total NPAs were $846.2 million at December 31, 1996, or a ratio of NPAs to total assets of 1.70%, a decrease of $103.2 million, or 11%, during 1996 from $949.4 million, or 1.88% of total assets, at December 31, 1995. The major reasons for the decrease in NPAs during 1996 were Company initiatives to improve collection efforts and an improvement in the California real estate market, reflected by an increase in the number of units sold and slight improvements in sales prices in 1996 compared with 1995. The higher level of NPAs at December 31, 1995 also reflected the conversion to a new loan servicing system in September 1995 which caused a temporary disruption in the collection process.

  Single family NPAs were $752.0 million at December 31, 1996, a decrease of $72.1 million, or 9%, from $824.1 million at December 31, 1995 primarily due to declines in NPAs secured by properties in California ($85.3 million), partially offset by increases in the states of Illinois ($7.9 million) and Florida ($4.8 million).

  Multi-family NPAs totaled $64.2 million at December 31, 1996, a decrease of $31.3 million, or 33%, from $95.5 million at December 31, 1995 primarily due to declines in NPAs secured by properties in California ($25.5 million) and New York ($3.1 million).

  Commercial and industrial NPAs totaled $28.5 million at December 31, 1996, a decrease of $1.2 million, or 4%, from $29.7 million at December 31, 1995 primarily due to a decline in New York ($2.8 million).

  TDRs totaled $185.6 million at December 31, 1996, an increase of $21.8 million, or 13%, during 1996 from $163.8 million at December 31, 1995 primarily due to an increase in single family TDRs, primarily in California ($41.6 million), partially offset by a decrease in multi-family TDRs, primarily in California ($14.8 million). The increase in single family TDRs reflects, in part, the Company's efforts to improve collections on loans by working with borrowers to modify payment plans as a preferable alternative to nonpayment and eventual foreclosure and also due to the Company increasing the length of time a TDR must perform in accordance with the terms of the modification agreement before the Company reclassifies the loan from a TDR to a performing loan.

  Other impaired major loans totaled $114.3 million at December 31, 1996, an increase of $63.3 million from $51.0 million at December 31, 1995 primarily due to a change during 1996 in the Company's definition of these loans based on discussions with its regulators.

  The amount of the net recorded investment in impaired loans for which there is a related specific allowance for loan losses was $246.4 million, net of a specific allowance of $58.9 million, and $129.2 million, net of a specific allowance of $44.6 million, at December 31, 1996 and 1995, respectively. The Company's total net recorded investment in impaired loans was $335.9 million and $272.5 million at December 31, 1996 and 1995, respectively.

  The Company is continuing its efforts to reduce the amount of its NPAs by aggressively pursuing loan delinquencies through the collection, workout and foreclosure processes and, if foreclosed, disposing rapidly of the REO. The Company sold $429.8 million of single family REO and $91.0 million of multi-family and commercial and industrial REO in 1996. The Company sold $288.5 million of single family REO and $91.7 million of multi-family and commercial and industrial REO in 1995. In addition, the Company may, from time to time, offer packages of NPAs for competitive bid.

  The following table presents the amounts of loans which were 60-89 days delinquent by loan type as of the dates indicated:

                                                 DECEMBER 31,
                          -----------------------------------------------------------
                                 1996                1995                1994
                          ------------------- ------------------- -------------------
                                   PERCENT OF          PERCENT OF          PERCENT OF
                                    LOAN AND            LOAN AND            LOAN AND
                                      MBS                 MBS                 MBS
                           AMOUNT  PORTFOLIO   AMOUNT  PORTFOLIO   AMOUNT  PORTFOLIO
                          -------- ---------- -------- ---------- -------- ----------
                                            (DOLLARS IN THOUSANDS)
Single family...........  $120,808    0.35%   $143,932    0.39%   $141,937    0.37%
Multi-family............     6,968    0.07      34,614    0.37      10,395    0.12
Commercial and
 industrial real estate.     1,934    0.14       2,648    0.17       9,540    0.55
Consumer................     1,883    0.27         --      --          --      --
Business................       102    0.19         --      --          --      --
                          --------            --------            --------
                          $131,695    0.28    $181,194    0.38    $161,872    0.33
                          ========            ========            ========

  The decrease in loans delinquent 60-89 days at December 31, 1996 compared to December 31, 1995 and the increase in loans delinquent 60-89 days at December 31, 1995 compared to December 31, 1994 was primarily influenced by the Southern California economy and real estate market, both of which have shown improvement in 1996 after continuing to exhibit weakness in 1995. Single family loans 60-89 days delinquent decreased in 1996 by $23.1 million primarily in the states of California ($16.9 million) and New York ($4.4 million) and increased by $2.0 million in 1995 primarily in the states of California ($5.7 million) and Florida ($2.1 million), partially offset by a decline in the state of New York ($8.7 million). Multi-family loans 60-89 days delinquent decreased $27.6 million in 1996 primarily in the states of California ($19.9 million) and New York ($7.7 million) and increased by $24.2 million in 1995 primarily in the states of California ($17.4 million) and New York ($7.7 million). In addition, commercial and industrial real estate loans 60-89 days delinquent declined in 1996 and 1995 by $0.7 million and $6.9 million, respectively.

  Allowance for Loan Losses. Management believes the Company's allowance for loan losses as determined through periodic analysis of the loan portfolio was adequate at December 31, 1996. The Company's process for evaluating the adequacy of the allowance for loan losses includes the identification and detailed review of impaired loans; an assessment of the overall quality and inherent risk in the loan portfolio, and consideration of loan loss experience and trends in problem loans, as well as current economic conditions and trends. Based upon this process, management determines what it considers to be an appropriate allowance for loan losses.

  The identification of impaired loans is achieved mainly through individual review of all real estate loans over $2 million and certain other loans under $2 million. Loan loss allowances are established for specifically identified impaired loans based on the fair value of the underlying collateral property.

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

  The following tables set forth the allocation of the Company's allowance for loan losses by loan and MBS category, the percent of loans and MBS in each category to total loans and MBS and the allocated allowance as a percent of the loan and MBS category at the dates indicated:

                                                     DECEMBER 31,
                          -------------------------------------------------------------------
                                        1996                              1995
                          --------------------------------- ---------------------------------
                                                 ALLOWANCE                         ALLOWANCE
                                     PERCENT OF  AS PERCENT            PERCENT OF  AS PERCENT
                                    LOAN AND MBS  OF LOAN             LOAN AND MBS  OF LOAN
                                      CATEGORY    AND MBS               CATEGORY    AND MBS
                          ALLOWANCE   TO TOTAL    CATEGORY  ALLOWANCE   TO TOTAL    CATEGORY
                          --------- ------------ ---------- --------- ------------ ----------
                                                (DOLLARS IN THOUSANDS)
Single family...........  $176,120      74.8%       0.51%   $174,242      77.3%       0.47%
Multi-family............   153,933      20.7        1.60     147,708      19.4        1.59
Commercial and
 industrial real estate.    45,065       2.9        3.37      58,936       3.3        3.78
Consumer................     9,217       1.5        1.30         --        --          --
Business................     4,800       0.1        8.81         --        --          --
                          --------     -----                --------     -----
                          $389,135     100.0%       0.84    $380,886     100.0%       0.80
                          ========     =====                ========     =====

                                                     DECEMBER 31,
                          -------------------------------------------------------------------
                                        1994                              1993
                          --------------------------------- ---------------------------------
                                                 ALLOWANCE                         ALLOWANCE
                                     PERCENT OF  AS PERCENT            PERCENT OF  AS PERCENT
                                    LOAN AND MBS  OF LOAN             LOAN AND MBS  OF LOAN
                                      CATEGORY    AND MBS               CATEGORY    AND MBS
                          ALLOWANCE   TO TOTAL    CATEGORY  ALLOWANCE   TO TOTAL    CATEGORY
                          --------- ------------ ---------- --------- ------------ ----------
                                                (DOLLARS IN THOUSANDS)
Single family...........  $165,000      79.1%       0.42%   $155,516      79.5%       0.43%
Multi-family............   160,232      17.4        1.88     145,097      16.1        2.00
Commercial and
 industrial real estate.    75,000       3.5        4.34     138,173       4.4        6.90
                          --------     -----                --------     -----
                          $400,232     100.0%       0.81    $438,786     100.0%       0.97
                          ========     =====                ========     =====

                                   DECEMBER 31, 1992
                           ---------------------------------
                                                  ALLOWANCE
                                      PERCENT OF  AS PERCENT
                                     LOAN AND MBS  OF LOAN
                                       CATEGORY    AND MBS
                           ALLOWANCE   TO TOTAL    CATEGORY
                           --------- ------------ ----------
                                (DOLLARS IN THOUSANDS)
Single family............  $185,343      79.5%       0.54%
Multi-family.............   120,946      15.0        1.86
Commercial and industrial
 real estate.............   120,962       5.1        5.47
Credit cards.............     6,863       0.4        4.25
                           --------     -----
                           $434,114     100.0%       1.00
                           ========     =====

  The allocation of the allowance for loan losses by type at December 31, 1996 reflects continued reduction in the commercial and industrial real estate loan portfolio and the increase in the consumer and business loan portfolios. The commercial and industrial real estate portfolio has diminished in size due to loan principal payments and the Company's decision in 1988 to discontinue originating new commercial and industrial real estate loans. Although the single family portfolio declined by $2.2 billion, or 6%, in 1996 due to principal payments and sales, there was an increase in the allocation of the allowance primarily due to the continued concentration of the portfolio in the single family category. Although the single family portfolio decreased
$2.0 billion, or 5%, in 1995 due to principal payments and sales, the allocation of the allowance to the single family portfolio increased from that in effect at December 31, 1994 in response to the increase in single family nonperforming loans and other factors. As a result of the changes in the composition of the Company's NPAs, the ratio of allowances for losses on loans and REO to NPAs increased from 42.43% in 1995 to 47.96% in 1996. For additional information regarding the allowance for loan losses, see "Financial Condition--Asset Quality--NPAs and Potential Problem Loans."

  The following table presents the changes in the Company's allowance for loan losses and the loss experience for the years indicated:

                                       YEARS ENDED DECEMBER 31,
                          ------------------------------------------------------
                            1996       1995       1994        1993       1992
                          ---------  ---------  ---------  ----------  ---------
                                        (DOLLARS IN THOUSANDS)
Balance at beginning of
 the year...............  $ 380,886  $ 400,232  $ 438,786  $  434,114  $ 303,804
Provision for loan
 losses.................    144,924    119,111    176,557     574,970    367,366
Allowance for loan
 losses on loans
 purchased..............     14,710        --         --       20,365        --
                          ---------  ---------  ---------  ----------  ---------
                            540,520    519,343    615,343   1,029,449    671,170
                          ---------  ---------  ---------  ----------  ---------
Charge-offs:
  Single family.........   (111,212)   (87,240)   (97,865)   (469,204)  (114,086)
  Multi-family..........    (59,262)   (53,263)  (114,323)    (76,189)   (60,956)
  Commercial and
   industrial real
   estate...............    (19,599)   (22,115)   (40,546)    (68,135)   (73,069)
  Consumer..............       (398)       --         --          --         --
  Business..............        (69)       --         --          --         --
  Credit cards..........        --         --         --      (10,207)    (7,382)
                          ---------  ---------  ---------  ----------  ---------
                           (190,540)  (162,618)  (252,734)   (623,735)  (255,493)
                          ---------  ---------  ---------  ----------  ---------
Recoveries:
  Single family.........     28,835     14,967     14,759      18,392      9,601
  Multi-family..........      8,199      7,405     15,314       7,365      5,286
  Commercial and
   industrial real
   estate...............      2,121      1,789      7,550       7,315      3,550
                          ---------  ---------  ---------  ----------  ---------
                             39,155     24,161     37,623      33,072     18,437
                          ---------  ---------  ---------  ----------  ---------
    Net charge-offs.....   (151,385)  (138,457)  (215,111)   (590,663)  (237,056)
                          ---------  ---------  ---------  ----------  ---------
Balance at end of the
 year...................  $ 389,135  $ 380,886  $ 400,232  $  438,786  $ 434,114
                          =========  =========  =========  ==========  =========
Ratio of net charge-offs
 to average loans and
 MBS outstanding during
 the year...............       0.32%      0.28%      0.46%       1.34%      0.56%
                          =========  =========  =========  ==========  =========

  The increase in the provision for loan losses and gross charge-offs for 1996 compared to 1995 is due mainly to a higher level of NPAs in 1996, which peaked in February 1996, compared to 1995 due mainly to weakness in the Southern California real estate market. The increase in recoveries in 1996, especially in single family properties, is mainly due to recoveries upon the sales of REO properties as sale prices of properties improved slightly during the second half of 1996. The change in the allowance for loan losses during 1996 also includes $14.7 million relating to loans from the First Interstate Bank branch acquisition. The decrease in the provision for loan losses and gross charge-offs for 1995 compared to 1994 is due to the 1994 sales of nonaccrual and impaired loans of $163.6 million, resulting in gross charge-offs of $79.2 million, and a $30.0 million provision in 1994 related to estimated losses due to the Northridge earthquake. The decrease in provision for loan losses and gross charge-offs for 1994 compared to 1993 and the increase for 1993 compared to 1992 are due to the 1993 sales of nonaccrual and impaired loans of $959.0 million, resulting in gross charge-offs of $378.1 million, and the 1993 sale of the Company's credit card portfolio, totaling $131.3 million.

  Although the Company believes it has a sound basis for its estimate of the appropriate allowance for loan losses, actual charge-offs and the level of NPAs incurred in the future are highly dependent upon future events, including the economies of the areas in which the Company lends. Management believes that the principal risk factor which could potentially require an increase in the allowance for loan losses is the potential deterioration in the residential purchase market in California, particularly in Southern California.

  REI. The Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" as of January 1, 1996. In accordance with SFAS No. 121, the Company reviews REI properties with long-term holding and development periods ("long-term REI") for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-term REI may not be recoverable. Also, in accordance with SFAS No. 121, the Company carries REI held for sale at the lower of the carrying value or fair value less costs to sell. For additional information regarding the Company's accounting policy for REI see Note 1 of Notes to Consolidated Financial Statements.

  The Company's REI decreased $87.0 million or 37% to $147.9 million at December 31, 1996 from $234.9 million at December 31, 1995. The allowance for losses on REI was $132.4 million or 47.2% of gross REI at December 31, 1996, compared to $283.7 million or 54.7% of gross REI at December 31, 1995. The decline in net REI was primarily due to the continued development and sale of ongoing residential projects and the sale of two commercial development projects. Operations of REI for 1996 reflect provisions for losses of $26.3 million, including a $19.0 million addition to the allowance for losses recognized in the third quarter of 1996 principally due to a revision in the business plan for the final disposition of one commercial project in California. The provision for losses for 1995 totaled $49.7 million, which included a $40.0 million charge during the third quarter of 1995 due largely to a deterioration in the value of the commercial REI project in California referred to above.

  The following table presents the Company's REI by type at December 31, 1996:

                                                 GROSS    ALLOWANCE     NET
                                               BOOK VALUE FOR LOSSES BOOK VALUE
                                               ---------- ---------- ----------
                                                        (IN THOUSANDS)
   REI held for sale:
     Residential REI..........................  $ 52,128   $ 32,071   $ 20,057
     Commercial and industrial REI and
      undeveloped land........................   101,271     36,247     65,024
                                                --------   --------   --------
                                                 153,399     68,318     85,081
   Long-term REI:
     Residential REI..........................    37,143     24,249     12,894
     Commercial and industrial REI and
      undeveloped land........................    89,741     39,865     49,876
                                                --------   --------   --------
                                                 126,884     64,114     62,770
                                                --------   --------   --------
   Total REI..................................  $280,283   $132,432   $147,851
                                                ========   ========   ========

  At December 31, 1996, REI totaling $62.8 million were classified as long-term consisting of four projects located in California. At December 31, 1996, REI totaling $85.1 million were classified as held for sale consisting of ten projects located in California which the Company expects to sell in the near term. There were no specific impairment allowances recognized on these REI assets at December 31, 1996 as management believes that the general valuation allowances established were adequate to cover impairment.

  The Company is continuing its strategy of exiting the real estate investment business. Although the Company does not intend to acquire new properties, it intends to develop, hold and/or sell its current properties depending on economic conditions. Plans are under way for the sale of several properties in 1997. No new projects have been initiated since 1990.

  The Company may establish general valuation allowances based on management's assessment of the risk of further reductions in carrying values. The Company's basis for such estimates include project business plans monitored and approved by management, market studies and other information. Although management believes the carrying values of the REI and the related allowance for losses are fairly stated, declines in carrying values and additions to the allowance for losses could result from continued weakness in the specific project markets, changes in economic conditions and revisions to project business plans, which may reflect decisions by the Company to accelerate the disposition of the properties.

  For additional information regarding REI, see Note 5 of Notes to Consolidated Financial Statements. For additional information regarding SFAS No. 121, see Note 1 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

  Liquidity refers to the Company's ability or financial flexibility to adjust its future cash flows to meet the demands of depositors and borrowers and to fund operations on a timely and cost-effective basis. Sources of liquidity consist primarily of positive cash flows generated from operations, the collection of principal payments and prepayments on loans and MBS and increases in deposits. Positive cash flows are also generated through the sale of MBS, loans and other assets for cash. Sources of liquidity may also include borrowings from the FHLB, commercial paper and public debt issuances, borrowings under reverse repurchase agreements, commercial bank lines of credit and, under certain conditions, direct borrowings from the Federal Reserve System. The Company actively manages its liquidity needs by selecting asset and liability maturity mixes that best meet its projected needs and by maintaining the ability to raise additional funds as needed in the money markets.

  Liquidity as defined by the OTS for Home Savings consists of cash, cash equivalents and certain marketable securities which are not committed, pledged or required to liquidate specific liabilities. Regulations of the OTS require each savings institution to maintain, for each calendar month, an average daily balance of liquid assets equal to at least 5% of the average daily balance of its net withdrawable accounts plus short-term borrowings during the preceding calendar month. OTS regulations also require each savings institution to maintain, for each calendar month, an average daily balance of short-term liquid assets (generally those having maturities of 12 months or less) equal to at least 1% of the average daily balance of its net withdrawable accounts plus short-term borrowings during the preceding calendar month. For December 1996 the average liquidity and average short-term liquidity ratios of Home Savings were 5.38% and 2.16%, respectively.

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

  Loans Receivable. During 1996 cash of $5.1 billion was used to originate loans. Gross loan originations, which include refinanced loans but exclude the loans purchased in the First Interstate Bank branch acquisition, were $5.5 billion in 1996. Fixed rate loans originated and designated for sale represented approximately 36% of single family loan originations in 1996. Principal payments on loans were $2.6 billion in 1996, an increase of $810.5 million, or 45%, from $1.8 billion in 1995.

  During the third quarter of 1996 the Company acquired $1.1 billion in loans in the First Interstate Bank branch acquisition. Approximately $593.4 million of these were consumer and small business loans with the remainder being residential mortgage loans.

  During 1996 the Company sold loans totaling $2.7 billion. At December 31, 1996, the Company had $1.1 billion of loans held for sale. The loans designated for sale included $817.2 million in COFI ARMs, $190.4 million of fixed rate loans and $58.5 million of Treasury ARMs. Of these loans, the Company is committed to sell approximately $300 million of COFI ARMs in the first quarter of 1997 and intends to securitize in the first quarter of 1997 approximately $500 million in COFI ARMs for sale.

  MBS. During 1996, the Company sold $197.9 million of fixed rate MBS available for sale. The Company designates certain MBS as available for sale. At December 31, 1996 the Company had $9.2 billion of MBS available for sale, comprised of $8.9 billion of ARM MBS and $298.3 million of fixed rate MBS. These MBS had an unrealized loss of $129.2 million at December 31, 1996. The unrealized loss is due mainly to temporary market-related conditions and the Company expects no significant effect on its future interest income.

  Deposits. Savings deposits were $34.8 billion at December 31, 1996, an increase of $529.5 million, or 2%, from $34.2 billion at December 31, 1995. The net deposit inflow was primarily due to the $1.9 billion in deposits from the First Interstate Bank branch acquisition, partially offset by a sale of $197.0 million in deposits in three branches located in San Antonio, Texas, which closed in November 1996. Excluding these transactions, there was a net deposit outflow of $1.2 billion primarily due to maturities of term accounts, which have more sensitivity to market interest rates. The Company manages its borrowings to balance changes in deposits.

  Transaction accounts increased $1.5 billion, or 16%, during 1996, while term deposits decreased $1.0 billion, or 4%, during the same period. Transaction accounts comprised 32% of the deposit base at December 31, 1996 compared to 28% at December 31, 1995. The change in deposit mix is primarily due to the First Interstate Bank branch acquisition which facilitated the replacement of higher-cost term deposits with lower-cost transaction accounts. In addition, the Company is reducing the number of single-service term deposit customers through management of interest rates.

  At December 31, 1996, 79% of the Company's deposits were in California, compared to 77% at December 31, 1995. During the third quarter of 1996, the Company announced the sale of its four Arizona branches with deposits of approximately $270 million which is expected to close in March 1997.

  In February 1997, the Company announced the sale of all twelve of its West Coast Florida branches with deposits of approximately $970 million. The sale is expected to close in the second quarter of 1997, and is subject to regulatory approval. The Company may engage in additional branch purchases and sales to consolidate its presence in key strategic markets.

  Borrowings. Borrowings totaled $11.6 billion at December 31, 1996, a decrease of $655.9 million, or 5%, from $12.2 billion at December 31, 1995, reflecting declines in short-term borrowings of $1.4 billion, partially offset by increases in FHLB and other borrowings of $832.9 million. The First Interstate Bank branch acquisition provided liquidity to pay down a portion of more expensive short-term borrowings.

  In July 1996, the Company issued medium term notes totaling $60 million. The notes will mature in April 1997 and have a fixed interest rate of 6.00%. In 1996, the Company issued term notes totaling $2.3 billion to various brokerage firms. The notes will mature in one to two years and have a weighted average interest rate of 5.01%. Such borrowings are being used for general corporate purposes.

  In February 1996, $200 million of medium term notes with a coupon interest rate of 5.98% matured. In March 1996, $300 million of term notes with an effective interest rate of 4.46% matured, and the Company redeemed at par its $250 million 10.5% subordinated notes.

  Capital Securities, Series A. In December 1996, Ahmanson Capital Trust I (the "capital trust"), a wholly-owned subsidiary of the Company, issued $150 million of 8.36% Capital Securities, Series A ("Capital Securities"). In connection with the capital trust's issuance of the Capital Securities, the Company issued to the capital trust $154.6 million principal amount of its 8.36% subordinated notes, due 2026 (the "subordinated notes"). The sole assets of the capital trust are the subordinated notes.

  Capital. The Company reviews its use of capital with a goal of maximizing stockholder value and makes decisions regarding the total amount and alternate forms of capital to maintain. Between October 1995, when Ahmanson initiated its first stock purchase program, and December 1996, Ahmanson returned capital to its stockholders by purchasing 17 million shares of its common stock. During the third quarter of 1996, Ahmanson also redeemed at par its 9.60% Preferred Stock, Series B.

  Stockholders' equity totaled $2.4 billion at December 31, 1996, a decrease of $623.9 million, or 20%, from $3.1 billion at December 31, 1995. The decrease is primarily due to payments of $381.9 million to purchase 14.6 million shares of the Company's common stock, $175.0 million to redeem its 9.60% Preferred Stock, Series B, dividends paid to common and preferred stockholders of $141.6 million and a net change of $94.2 million to a net unrealized loss on securities available for sale. The net unrealized loss on securities available for sale at December 31, 1996 was $74.1 million.

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

  Under OTS regulations which implement the "prompt corrective action" system mandated by the Federal Deposit Insurance Corporation Improvement Act, an institution is well capitalized if its ratio of total capital to risk-weighted assets is 10% or more, its ratio of core capital to risk-based assets is 6% or more, its ratio of core capital to total assets is 5% or more and it is not subject to any written agreement, order or directive to meet a specified capital level. At December 31, 1996 Home Savings exceeded these standards. The following table shows the capital amounts and ratios of Home Savings at December 31, 1996:


                                                            BALANCE   RATIO
                                                           ---------- -----
                                                        (DOLLARS IN THOUSANDS)
   Tangible capital (to adjusted total assets)............ $2,741,733  5.55%
   Core capital (to adjusted total assets)................  2,745,817  5.56
   Core capital (to risk-weighted assets).................  2,745,817  8.67
   Total risk-based capital (to risk-weighted assets).....  3,414,861 10.78

ACCOUNTING DEVELOPMENTS

  The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation" as of January 1, 1996. SFAS No. 123 permits a choice of accounting methods and requires additional disclosures for stock-based employee compensation plans. In June 1996 the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on control. The Company adopted SFAS No. 125 as of January 1, 1997. For more information regarding SFAS Nos. 123 and 125 see Note 1 of Notes to Consolidated Financial Statements.

TAX CONTINGENCY

  The Company's financial statements do not contain any benefit related to the Company's recent determination that it is entitled to the deduction of the tax bases in certain state branching rights when the Company sells its deposit branch businesses, thereby abandoning such branching rights in those states. The Company's position is that the tax bases result from the tax treatment of property received as assistance from the Federal Savings and Loan Insurance Corporation ("FSLIC") in conjunction with FSLIC-assisted transactions. From 1981 through 1985, the Company acquired thrift institutions in six states through FSLIC-assisted transactions. The Company's position is that assistance received from the FSLIC included out-of-state branching rights valued at approximately $740 million. As of December 31, 1996, the Company had sold its deposit branching businesses and abandoned such branching rights in four of these states, the first of which was Missouri in 1993. The potential tax benefit related to these abandonments as of December 31, 1996 could approach $167 million. The potential deferred tax benefit related to branching rights not abandoned could approach $130 million.

  The Internal Revenue Service ("IRS") is currently examining the Company's federal income tax returns for the years 1990 through 1993, including the Company's recently proposed adjustment related to the abandonment of its Missouri branching rights. The Company, after consultation with its tax advisors, believes that its position with respect to the tax treatment of these rights is the correct interpretation under the tax and regulatory law. However, the Company also believes that its position has never been directly addressed by any judicial or administrative authority. It is therefore impossible to predict either the IRS response to the Company's position, or if the IRS contests the Company's position, the ultimate outcome of litigation that the Company is prepared to pursue. Because of these uncertainties, the Company cannot presently determine if any of the above described tax benefits will ever be realized and there is no assurance to that effect. Therefore, in accordance with generally accepted accounting principles, the Company does not believe it is appropriate at this time to reflect these tax benefits in its financial statements. This position will be reviewed by the Company from time to time as these uncertainties are resolved.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  See the Index included on page 59 and the Financial Statements which begin on page F-2.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                                          AGE AS OF    DIRECTOR
          NAME                     POSITION             MARCH 31, 1997  SINCE
          ----                     --------             -------------- --------
 Byron Allumbaugh       Director                              65         1987
 Anne-Drue M. Anderson* Executive Vice President and          36          --
                        Treasurer
 Harold A. Black        Director                              51         1995
 Richard M. Bressler    Director                              66         1987
 David R. Carpenter     Director                              58         1995
 Madeleine A. Kleiner*  Senior Executive Vice                 45          --
                         President, Chief
                         Administrative Officer,
                         General Counsel and
                         Secretary
 E. Nancy Markle*       Executive Vice President              55          --
 Phillip D. Matthews    Director                              58         1995
 George Miranda*        First Vice President and              49          --
                        Principal Accounting Officer
 Richard L. Nolan       Director                              56         1995
 Delia M. Reyes         Director                              55         1992
 Charles R. Rinehart*   Chairman of the Board and             50         1990
                        Chief Executive Officer
 Frank M. Sanchez       Director                              53         1995
 Elizabeth A. Sanders   Director                              51         1990
 Arthur W. Schmutz      Director                              75         1993
 William D. Schulte     Director                              64         1991
 Kevin M. Twomey*       Senior Executive Vice                 50          --
                         President and Chief
                         Financial Officer
 Bruce G. Willison*     Director, President and Chief         48         1996
                        Operating Officer

--------
* Executive Officers. Messrs. Miranda and Rinehart have been employed as officers of Ahmanson and/or one of its affiliate companies for more than five years.

  MR. ALLUMBAUGH is a retired Chairman of the Board of Ralphs Grocery Company, a Los Angeles-based supermarket company. Mr. Allumbaugh also serves as a director of El Paso Energy Company, Ultramar Diamond Shamrock, Inc. and CKE Restaurants, Inc.

  MS. ANDERSON joined Ahmanson as First Vice President and Treasurer in September 1993 and became Executive Vice President in March 1995. From April 1993 until joining Ahmanson, Ms. Anderson was Bank and Thrift Strategist at First Boston Corporation. From September 1989 to February 1993 she was Senior Vice President and Treasurer at First Gibraltar Bank.

  DR. BLACK is the James F. Smith Professor of Financial Institutions at the College of Business Administration at the University of Tennessee, Knoxville.

  MR. BRESSLER is a retired Chairman of the Board of Plum Creek Management Company, a manufacturer of lumber and wood products, and a retired Chairman of the Board of El Paso Natural Gas Company (now known as El Paso Energy Company), a natural resources company. Mr. Bressler also serves as a director of General Mills, Inc. and Rockwell International Corporation.

  MR. CARPENTER is Chairman and Chief Executive Officer of Paradigm Partners International and Chairman of UniHealth. He retired as Chairman and Chief Executive Officer of Transamerica Occidental Life Insurance Company and Executive Vice President of its parent company, Transamerica Corporation, in 1995. Mr. Carpenter also serves as a director of PacifiCare Health Systems.

  MS. KLEINER joined Ahmanson as Executive Vice President, General Counsel and Secretary in May 1995 and became Senior Executive Vice President and Chief Administrative Officer in February 1997. From 1977 until joining Ahmanson,
Ms. Kleiner was with the law firm of Gibson, Dunn & Crutcher where she was a partner since 1983.

  MS. MARKLE joined Home Savings of America, FSB as First Vice President in July 1994 and became Executive Vice President of Ahmanson in July 1995. Prior to joining Home Savings, Ms. Markle served as President of Information Technology Consultants since 1988.

  MR. MATTHEWS is Chairman of the Executive Committee of the Board of Wolverine World Wide, Inc., a NYSE footwear company. Mr. Matthews also serves as a director of Bell Sports, Inc.

  DR. NOLAN is the M.B.A. Class of 1942 Professor of Business Administration at the Graduate School of Business Administration at Harvard University. Dr. Nolan also serves as a director of Xcellenet Inc.

  MS. REYES is President and Chief Executive Officer of Reyes Consulting Group, a market research and consulting firm.

  MR. RINEHART also serves as a director of Kaufman and Broad Home
Corporation.

  DR. SANCHEZ is an owner and operator of eight McDonald's franchises.

  MS. SANDERS is a business consultant. Ms. Sanders also serves as a director of Flagstar Companies Inc., Wal-Mart Stores, Inc., Wellpoint Health Networks, Inc. and Wolverine World Wide, Inc.

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

  MR. WILLISON joined Ahmanson in May 1996. From 1979 until joining Ahmanson, Mr. Willison was with First Interstate Bancorp and/or one or more of its subsidiaries. For more than five years prior to joining Ahmanson, he was Chairman, President and Chief Executive Officer of First Interstate Bank of California and, since January 1995, he was also Vice Chairman of First Interstate Bancorp. Mr. Willison also serves as a director of Portland General Corporation.

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

  To Ahmanson's knowledge, based solely upon a review of the copies of such forms furnished to Ahmanson and written representations that no other reports were required, during the fiscal year ended December 31, 1996 all Section 16(a) filing requirements applicable to its officers, directors and beneficial owners of more than ten percent of Ahmanson's equity securities were complied with by such persons.

ITEM 11. EXECUTIVE COMPENSATION

  That portion of Ahmanson's definitive Proxy Statement appearing under the caption "Executive Compensation," to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 1996 and to be used in connection with Ahmanson's Annual Meeting of Stockholders to be held on April 21, 1997 is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  That portion of Ahmanson's definitive Proxy Statement appearing under the captions "Principal Holders of Ahmanson Common Stock" and "Security Ownership of Management," to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 1996 and to be used in connection with Ahmanson's Annual Meeting of Stockholders to be held on April 21, 1997 is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  That portion of Ahmanson's definitive Proxy Statement appearing under the caption "Executive Compensation--Certain Transactions," to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 1996 and to be used in connection with Ahmanson's Annual Meeting of Stockholders to be held on April 21, 1997 is hereby incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                   EXHIBITS*

    EXHIBIT
    NUMBERS
    -------

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

     4.3 Rights Agreement, dated July 26, 1988, between H. F. Ahmanson & Company and Union Bank (Exhibit 4.3 to Form 8-K dated July 26,
               1988).

  Management Contracts and Compensatory Plans and Arrangements (Exhibits 10.1-10.23)

    10.1       H. F. Ahmanson & Company 1984 Stock Incentive Plan (Exhibit
               10.2.3 to Form 10-K for year ended December 31, 1984).

    10.1.1 Amendment to H. F. Ahmanson & Company 1984 Stock Incentive Plan (Exhibit 10.2.3.1 to Form 10-K for year ended December 31, 1989).

    10.2       H. F. Ahmanson & Company 1993 Stock Incentive Plan as amended.

    10.3       H. F. Ahmanson & Company Executive Stock Option Award Guidelines.

    10.4 H. F. Ahmanson & Company 1988 Directors' Stock Incentive Plan, as amended (Exhibit 10.9.25 to Form 10-K for year ended December 31,
               1989).

    10.5 H. F. Ahmanson & Company 1996 Nonemployee Directors' Stock Incentive Plan (Exhibit 10.19 to Form 10-K for year ended December 31, 1995).

    10.6 H. F. Ahmanson & Company Executive Long-Term Incentive Plan as amended.

    10.7 H. F. Ahmanson & Company Executive Short-Term Incentive Plan, as amended (Exhibit 10.9.26 to Form 10-K for year ended December 31,
               1994).

    10.8 1989 Contingent Deferred Compensation Plan of H. F. Ahmanson & Company (Exhibit 19.4 to Form 10-Q for quarter ended June 30,
               1991).

    10.8.1     First Amendment to 1989 Contingent Deferred Compensation Plan of
               H. F. Ahmanson & Company (Exhibit 10.9.27.1 to Form 10-K for year ended December 31, 1995).

    10.8.2     Second Amendment to 1989 Contingent Deferred Compensation Plan of
               H. F. Ahmanson & Company.  (To be filed by amendment.)

    EXHIBIT
    NUMBERS
    -------
    10.9 Elective Deferred Compensation Plan of H. F. Ahmanson & Company (Exhibit 19.6 to Form 10-Q for quarter ended June 30, 1991).

    10.9.1 First Amendment to Elective Deferred Compensation Plan of H. F. Ahmanson & Company (Exhibit 10.9.29.1 to Form 10-K for year ended December 31, 1995).

    10.9.2 Second Amendment to Elective Deferred Compensation Plan of H. F. Ahmanson & Company. (To be filed by amendment.)

    10.10 Capital Accumulation Plan of H. F. Ahmanson & Company. (To be filed by amendment.)

    10.10.1 First Amendment to Capital Accumulation Plan of H. F. Ahmanson & Company. (To be filed by amendment.)

    10.11 Supplemental Executive Retirement Plan of H. F. Ahmanson & Company, as amended and restated (Exhibit 10.9.7.1 to Form 10-K for year ended December 31, 1995).

    10.11.1    First Amendment to Supplemental Executive Retirement Plan of H.
               F. Ahmanson & Company.  (To be filed by amendment.)

    10.12 Senior Supplemental Executive Retirement Plan of H. F. Ahmanson and Company, as amended and restated (Exhibit 10.17.1 to Form 10-K for year ended December 31, 1995).

    10.13 Executive Life Insurance Plan of H. F. Ahmanson & Company (Exhibit 10.9.30 to Form 10-K for year ended December 31, 1989).

    10.13.1 First Amendment to Executive Life Insurance Plan of H. F. Ahmanson & Company (Exhibit 10.9.30.1 to Form 10-K for year ended December 31, 1995).

    10.13.2 Second Amendment to Executive Life Insurance Plan of H. F. Ahmanson & Company. (To be filed by amendment.)

    10.14 Senior Executive Life Insurance Plan of H. F. Ahmanson & Company, as amended and restated (Exhibit 10.18.1 to Form 10-K for year ended December 31, 1995).

    10.15 H. F. Ahmanson & Company Supplemental Long Term Disability Plan (Exhibit 10.9.31 to Form 10-K for year ended December 31, 1989).

    10.16 Executive Medical Reimbursement Plan (Exhibit 10.9.8 to Form 10-K for year ended December 31, 1984).

    10.16.1 Amendment to Executive Medical Reimbursement Plan adopted March 24, 1987 (Exhibit 10.9.8.1 to Form 10-K for year ended December 31, 1986).

    10.17      Financial Counseling Plan for Executives, as amended (Exhibit
               19.6 to Form 10-Q for quarter ended September 30, 1985).

    10.17.1 Amendment to Financial Counseling Plan for Executives adopted March 24, 1987 (reference is made to Exhibit 10.9.8.1 to Form 10-K for year ended December 31, 1986).

    10.18 Outside Directors' Elective Deferred Compensation Plan of H. F. Ahmanson & Company (Exhibit 19.5 to Form 10-Q for quarter ended June 30, 1991).

    10.18.1 First Amendment to Outside Directors' Elective Deferred Compensation Plan of H. F. Ahmanson & Company (Exhibit 10.9.28.1 to Form 10-K for year ended December 31, 1995).

    10.18.2 Second Amendment to Outside Directors' Elective Deferred Compensation Plan of H. F. Ahmanson & Company. (To be filed by amendment.)

    10.19 Outside Directors' Capital Accumulation Plan of H. F. Ahmanson & Company. (To be filed by amendment.)

    10.19.1 First Amendment to Outside Directors' Capital Accumulation Plan of H. F. Ahmanson & Company. (To be filed by amendment.)

    EXHIBIT
    NUMBERS
    -------
    10.20 Outside Director Retirement Plan of H. F. Ahmanson & Company, as amended and restated (Exhibit 19.2 to Form 10-Q for quarter ended June 30, 1991).

    10.20.1 First Amendment to Outside Director Retirement Plan of H. F. Ahmanson & Company (Exhibit 10.9.11.1 to Form 10-K for year ended December 31, 1995).

    10.21      H. F. Ahmanson & Company Griffin Investment Account (Exhibit
               10.9.21 to Form 10-K for year ended December 31, 1989).

    10.21.1 First Amendment to H. F. Ahmanson & Company Griffin Investment Account (Exhibit 19.2 to Form 10-Q for quarter ended September 30, 1990).

    10.22 Amended Form of Employment Agreement between H. F. Ahmanson & Company and executive officers.

    10.23 Amended Form of Indemnity Agreement between H. F. Ahmanson & Company and directors and executive officers (Exhibit 10.13 to Form 10-K for year ended December 31, 1989).

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

                              FINANCIAL STATEMENTS

  See the Index included on page 59 and the Financial Statements which begin on page F-2.

                              REPORTS ON FORM 8-K

  The Registrant filed with the Commission a Current Report on Form 8-K dated October 16, 1996 with respect to its third quarter earnings.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irwindale, State of California, on the 18th day of March 1997.

                                          H. F. AHMANSON & COMPANY

                                          By      /s/ Kevin M. Twomey
                                            ___________________________________
                                                      Kevin M. Twomey
                                              Senior Executive Vice President
                                                            and
                                                  Chief Financial Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated below and on the 18th day of March 1997.

                                                  /s/ Byron Allumbaugh
                                            ___________________________________
                                                     Byron Allumbaugh
                                                         Director

                                                  /s/ Harold A. Black
                                            ___________________________________
                                                      Harold A. Black
                                                         Director

                                                /s/ Richard M. Bressler
                                            ___________________________________
                                                    Richard M. Bressler
                                                         Director

                                                 /s/ David R. Carpenter
                                            ___________________________________
                                                    David R. Carpenter
                                                         Director

                                                /s/ Phillip D. Matthews
                                            ___________________________________
                                                    Phillip D. Matthews
                                                         Director

                                                  /s/ Richard L. Nolan
                                            ___________________________________
                                                     Richard L. Nolan
                                                         Director

                                                   /s/ Delia M. Reyes
                                            ___________________________________
                                                      Delia M. Reyes
                                                         Director

                                                /s/ Charles R. Rinehart
                                            ___________________________________
                                                    Charles R. Rinehart
                                                         Director
                                                Principal Executive Officer

                                            ___________________________________
                                                     Frank M. Sanchez
                                                         Director

                                                /s/ Elizabeth A. Sanders
                                            ___________________________________
                                                   Elizabeth A. Sanders
                                                         Director

                                                 /s/ Arthur W. Schmutz
                                            ___________________________________
                                                     Arthur W. Schmutz
                                                         Director

                                                 /s/ William D. Schulte
                                            ___________________________________
                                                    William D. Schulte
                                                         Director

                                                 /s/ Bruce G. Willison
                                            ___________________________________
                                                     Bruce G. Willison
                                                         Director

                                                  /s/ Kevin M. Twomey
                                            ___________________________________
                                                      Kevin M. Twomey
                                                Principal Financial Officer

                                                   /s/ George Miranda
                                            ___________________________________
                                                      George Miranda
                                               Principal Accounting Officer

                         INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Independent Auditors' Report ............................................. F-1
H. F. Ahmanson & Company and Subsidiaries (Consolidated):

  Consolidated Statements of Financial Condition as of December 31, 1996
   and 1995 .............................................................. F-2

  Consolidated Statements of Operations for the years ended December 31,
   1996, 1995 and 1994 ................................................... F-3

  Consolidated Statements of Stockholders' Equity for the years ended
   December 31, 1996, 1995
   and 1994 .............................................................. F-4

  Consolidated Statements of Cash Flows for the years ended December 31,
   1996, 1995 and 1994 ................................................... F-5

  Notes to Consolidated Financial Statements ............................. F-6

  All supplemental schedules are omitted as inapplicable or because the required information is included in the financial statements or notes thereto.

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
H. F. Ahmanson & Company:

  We have audited the accompanying consolidated statements of financial condition of H. F. Ahmanson & Company and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of H. F. Ahmanson & Company and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

  As discussed in Note 1 to the Consolidated Financial Statements, the Company changed its method of accounting for goodwill in 1995.

                                       KPMG PEAT MARWICK LLP

Los Angeles, California
January 15, 1997, except as to
  Note 18 of Notes to the Consolidated
  Financial Statements, which is as of
  March 17, 1997

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                           DECEMBER 31, 1996 AND 1995
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                     ASSETS

                                                         1996         1995
                                                      -----------  -----------
Cash and amounts due from banks.....................  $   691,578  $   752,878
Securities purchased under agreements to resell.....      737,500      381,000
Other short-term investments........................       14,782       13,278
                                                      -----------  -----------
  Total cash and cash equivalents...................    1,443,860    1,147,156
Other investment securities held to maturity [market
 value $2,456 (1996) and $2,484 (1995)].............        2,438        2,448
Other investment securities available for sale
 [amortized cost $8,541 (1996) and $9,327 (1995)]...        9,159        9,908
Investment in stock of Federal Home Loan Bank
 (FHLB), at cost....................................      420,978      485,938
Mortgage-backed securities (MBS) held to maturity
 [market value $5,111,367 (1996) and $5,965,045
 (1995)]............................................    5,066,670    5,825,276
MBS available for sale [amortized cost $9,359,058
 (1996) and $10,293,537 (1995)].....................    9,229,842   10,326,866
Loans receivable less allowance for losses of
 $389,135 (1996) and $380,886 (1995)................   30,723,398   30,273,514
Loans held for sale [market value $1,080,046 (1996)
 and $992,550 (1995)]...............................    1,065,760      981,865
Accrued interest receivable.........................      209,839      228,111
Real estate held for development and investment
 (REI) less allowance for losses of $132,432 (1996)
 and $283,748 (1995)................................      147,851      234,855
Real estate owned held for sale (REO) less allowance
 for losses of $32,137 (1996) and $38,080 (1995)....      247,577      225,566
Premises and equipment..............................      424,567      410,947
Goodwill and other intangible assets................      308,083      147,974
Other assets........................................      602,022      229,162
                                                      -----------  -----------
                                                      $49,902,044  $50,529,586
                                                      ===========  ===========
                                  LIABILITIES
Deposits:
  Non-interest bearing..............................  $   985,594  $   432,834
  Interest bearing..................................   33,788,351   33,811,647
                                                      -----------  -----------
                                                       34,773,945   34,244,481
Securities sold under agreements to repurchase......    1,820,000    3,519,311
Other short-term borrowings.........................      210,529          --
FHLB and other borrowings...........................    9,549,992    8,717,117
Other liabilities...................................      917,198      873,313
Income taxes........................................       48,918      118,442
                                                      -----------  -----------
   Total liabilities................................   47,320,582   47,472,664
                                                      -----------  -----------

                     CAPITAL SECURITIES OF SUBSIDIARY TRUST

Company-obligated mandatorily redeemable capital
 securities, Series A, of subsidiary trust holding
 solely Junior Subordinated Deferrable Interest
 Debentures of the Company..........................      148,413          --
                                                      -----------  -----------

                              STOCKHOLDERS' EQUITY

Preferred stock, $0.01 par value; authorized
 10,000,000 shares:
  9.60% Series B, outstanding 3,500,000 shares
   (1995)...........................................          --            35
  8.40% Series C, outstanding 780,000 shares;
   liquidation preference $195,000..................            8            8
  6.00% Cumulative Convertible Series D, outstanding
   575,000 shares; liquidation preference $287,500..            6            6
Common stock, $0.01 par value; authorized
 220,000,000 shares:
  Issued 119,543,614 shares (1996) and 118,395,291
   shares (1995)....................................        1,195        1,184
Additional paid-in capital..........................    1,112,045    1,260,650
Net unrealized gain (loss) on securities available
 for sale, net of taxes.............................      (74,124)      20,090
Retained earnings...................................    1,847,367    1,843,704
Common stock in treasury, at cost:
  17,390,562 shares (1996) and 2,785,214 shares
   (1995)...........................................     (450,922)     (68,581)
                                                      -----------  -----------
                                                        2,435,575    3,057,096
Unearned compensation...............................       (2,526)        (174)
                                                      -----------  -----------
  Total stockholders' equity........................    2,433,049    3,056,922
                                                      -----------  -----------
                                                      $49,902,044  $50,529,586
                                                      ===========  ===========

                See Notes to Consolidated Financial Statements.

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                 1996       1995        1994
                                              ---------- ----------  ----------
Interest income:
 Loans......................................  $2,296,786 $2,405,820  $2,265,050
 MBS........................................   1,161,487  1,158,077     686,390
 Investments................................      56,522    135,194     143,935
                                              ---------- ----------  ----------
   Total interest income....................   3,514,795  3,699,091   3,095,375
                                              ---------- ----------  ----------
Interest expense:
 Deposits...................................   1,523,873  1,835,590   1,291,893
 Short-term borrowings......................     138,182    197,437     182,721
 FHLB and other borrowings..................     600,226    439,309     323,840
                                              ---------- ----------  ----------
   Total interest expense...................   2,262,281  2,472,336   1,798,454
                                              ---------- ----------  ----------
   Net interest income......................   1,252,514  1,226,755   1,296,921
Provision for loan losses...................     144,924    119,111     176,557
                                              ---------- ----------  ----------
   Net interest income after provision for
    loan losses.............................   1,107,590  1,107,644   1,120,364
                                              ---------- ----------  ----------
Other income:
 Gain on sales of MBS.......................       3,074     11,919       4,868
 Gain (loss) on sales of loans..............      28,346      5,364     (21,036)
 Loan servicing income......................      68,365     60,490      74,441
 Banking and other retail service fees......      78,061     55,766      59,555
 Other fee income...........................      58,678     47,860      50,813
 Gain on sales of retail deposit branch
  systems...................................       6,861    514,671      77,901
 Gain on sales of investment securities.....         313        187         202
 Other operating income.....................       8,100      2,152      13,612
                                              ---------- ----------  ----------
                                                 251,798    698,409     260,356
                                              ---------- ----------  ----------
Other expenses:
 Compensation and other employee expenses...     369,264    378,851     340,645
 Occupancy expenses.........................     122,740    148,250     132,282
 Federal deposit insurance premiums and
  assessments...............................      60,641     86,909     105,238
 SAIF recapitalization......................     243,862        --          --
 Other general and administrative expenses..     222,640    204,569     180,395
                                              ---------- ----------  ----------
   Total general and administrative
    expenses................................   1,019,147    818,579     758,560
 Operations of REI..........................      34,961     49,481      97,644
 Operations of REO..........................     105,880     86,788      86,011
 Amortization of goodwill and other
  intangible assets.........................      18,842     26,559      27,835
                                              ---------- ----------  ----------
                                               1,178,830    981,407     970,050
                                              ---------- ----------  ----------
Income before provision for income taxes and
 cumulative effect of accounting change.....     180,558    824,646     410,670
Provision for income taxes..................      35,300    373,700     173,312
                                              ---------- ----------  ----------
Income before cumulative effect of
 accounting change..........................     145,258    450,946     237,358
Cumulative effect of change in accounting
 for goodwill...............................         --    (234,742)        --
                                              ---------- ----------  ----------
Net income..................................  $  145,258 $  216,204  $  237,358
                                              ========== ==========  ==========
Net income attributable to common shares....  $  100,337 $  165,774  $  186,928
                                              ========== ==========  ==========
Income per common share--primary:
 Income before cumulative effect of
  accounting change.........................  $     0.91 $     3.39  $     1.59
 Cumulative effect of change in accounting
  for goodwill..............................         --       (1.99)        --
                                              ---------- ----------  ----------
 Net income.................................  $     0.91 $     1.40  $     1.59
                                              ========== ==========  ==========
Income per common share--fully diluted:
 Income before cumulative effect of
  accounting change.........................  $     0.91 $     3.20  $     1.58
 Cumulative effect of change in accounting
  for goodwill..............................         --       (1.80)        --
                                              ---------- ----------  ----------
 Net income.................................  $     0.91 $     1.40  $     1.58
                                              ========== ==========  ==========

                See Notes to Consolidated Financial Statements.

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                       NET
                                                                   UNREALIZED               COMMON
                                                       ADDITIONAL  GAIN (LOSS)               STOCK
                                      PREFERRED COMMON  PAID-IN        ON       RETAINED      IN        UNEARNED
                            TOTAL       STOCK   STOCK   CAPITAL    SECURITIES   EARNINGS   TREASURY   COMPENSATION
                          ----------  --------- ------ ----------  ----------- ----------  ---------  ------------
BALANCE, DECEMBER 31,
 1993...................  $2,949,031    $ 49    $1,172 $1,236,671   $ 21,549   $1,697,113  $  (4,843)   $(2,680)
Net income..............     237,358     --        --         --         --       237,358        --         --
Dividends on Common
 Stock ($0.88 per
 share).................    (102,948)    --        --         --         --      (102,948)       --         --
Dividends on Preferred
 Stock..................     (50,430)    --        --         --         --       (50,430)       --         --
Unrealized loss on
 securities available
 for sale, net of tax
 effect of $55,799......     (73,989)    --        --         --     (73,989)         --         --         --
Restricted stock awards
 granted, net of
 cancellations..........        (332)    --        --           1        --           --        (505)       172
Unearned compensation
 amortized to expense...       1,448     --        --         --         --           --         --       1,448
Stock options exercised.       3,554     --          2      3,552        --           --         --         --
Tax benefits from
 restricted stock awards
 and stock options......         909     --        --         909        --           --         --         --
                          ----------    ----    ------ ----------   --------   ----------  ---------    -------
BALANCE, DECEMBER 31,
 1994...................   2,964,601      49     1,174  1,241,133    (52,440)   1,781,093     (5,348)    (1,060)
Net income..............     216,204     --        --         --         --       216,204        --         --
Dividends on Common
 Stock ($0.88 per
 share).................    (103,163)    --        --         --         --      (103,163)       --         --
Dividends on Preferred
 Stock..................     (50,430)    --        --         --         --       (50,430)       --         --
Unrealized gain on
 securities available
 for sale, net of tax
 effect of $53,360......      72,530     --        --         --      72,530          --         --         --
Restricted stock awards
 granted, net of
 cancellations..........        (477)    --          1        191        --           --        (638)       (31)
Unearned compensation
 amortized to expense...         917     --        --         --         --           --         --         917
Stock options exercised.      16,631     --          9     16,622        --           --         --         --
Repurchase of 2,439,000
 shares.................     (62,595)    --        --         --         --           --     (62,595)       --
Tax benefits from
 restricted stock awards
 and stock options......       2,704     --        --       2,704        --           --         --         --
                          ----------    ----    ------ ----------   --------   ----------  ---------    -------
BALANCE, DECEMBER 31,
 1995...................   3,056,922      49     1,184  1,260,650     20,090    1,843,704    (68,581)      (174)
Net income..............     145,258     --        --         --         --       145,258        --         --
Dividends on Common
 Stock ($0.88 per
 share).................     (95,274)    --        --         --         --       (95,274)       --         --
Dividends on Preferred
 Stock..................     (46,321)    --        --         --         --       (46,321)       --         --
Unrealized loss on
 securities available
 for sale, net of tax
 effect of $68,294......     (94,214)    --        --         --     (94,214)         --         --         --
Restricted stock awards
 granted, net of
 cancellations..........        (408)    --        --       2,792        --           --        (408)    (2,792)
Unearned compensation
 amortized to expense...         440     --        --         --         --           --         --         440
Stock options exercised.      18,840     --         11     18,829        --           --         --         --
Repurchase of 14,588,250
 shares.................    (381,933)    --        --         --         --           --    (381,933)       --
Redemption of Preferred
 Stock, Series B........    (175,000)    (35)      --    (174,965)       --           --         --         --
Tax benefits from
 restricted stock awards
 and stock options......       4,739     --        --       4,739        --           --         --         --
                          ----------    ----    ------ ----------   --------   ----------  ---------    -------
BALANCE, DECEMBER 31,
 1996...................  $2,433,049    $ 14    $1,195 $1,112,045   $(74,124)  $1,847,367  $(450,922)   $(2,526)
                          ==========    ====    ====== ==========   ========   ==========  =========    =======

                See Notes to Consolidated Financial Statements.

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (IN THOUSANDS)

                                             1996         1995         1994
                                          -----------  -----------  -----------
Cash flows from operating activities:
 Net income.............................. $   145,258  $   216,204  $   237,358
 Adjustments to reconcile net income to
  net cash provided by operating
  activities:
   Interest capitalized on loans and MBS
    (negative amortization)..............    (103,716)    (156,367)     (39,031)
   Amortization of deferred loan fees and
    interest.............................      (9,324)     (31,768)     (43,103)
   Provision for losses on loans and real
    estate...............................     211,792      209,969      301,761
   Depreciation and amortization.........      97,705       98,539       86,833
   Cumulative effect of change in
    accounting for goodwill..............         --       234,742          --
   Gain on sales of retail deposit branch
    systems..............................      (6,861)    (514,671)     (77,901)
   (Increase) decrease in accrued
    interest receivable..................      18,272      (15,164)     (46,099)
   FHLB stock dividends..................     (25,176)     (23,838)     (20,609)
   Cash (gain) loss on sales of loans....     (37,346)      (9,037)       2,687
   Increase in credit enhancement
    liability............................       9,000        3,673       18,350
   Cash gain on sales of MBS.............      (3,074)     (11,919)      (4,868)
   Cash gain on sales of servicing
    rights...............................         --           --       (16,798)
   Proceeds from sales of loans
    originated for sale..................   2,703,067    1,390,709      562,510
   Loans originated for sale.............  (1,695,988)  (1,330,034)    (350,729)
   Loans repurchased from investors......    (259,045)     (72,842)     (74,110)
   Proceeds from loan origination fees
    (costs)..............................      (9,101)       5,276       20,660
   Gain on sales of real estate..........     (14,355)     (19,321)      (9,663)
   Provision for deferred income taxes
    (benefits)...........................      74,621       54,192      (25,339)
   Increase (decrease) in other
    liabilities..........................    (340,700)      11,949      119,263
   Other, net............................      28,156       89,080      (27,777)
                                          -----------  -----------  -----------
Net cash provided by operating
 activities..............................     783,185      129,372      613,395
                                          -----------  -----------  -----------
 Cash flows from investing activities:
   Proceeds from sales of MBS available
    for sale.............................     200,925    2,433,462      405,069
   Proceeds from sales of MBS held to
    maturity.............................         --       491,100          --
   Proceeds from sales of impaired loans
    and credit card portfolio............         --           --       163,557
   Proceeds from sales of servicing
    rights...............................         --           --        16,798
   Principal payments on loans...........   2,594,956    1,784,440    2,883,373
   Principal payments on MBS.............   1,629,103    1,282,114    1,180,403
   Loans originated for investment, net
    of refinances........................  (3,411,391)  (4,801,436)  (9,228,503)
   Loans purchased.......................  (1,142,696)     (44,590)      (4,748)
   MBS purchased.........................     (10,173)        (535)    (585,955)
   Proceeds from maturities of other
    investment securities................         --       258,756       56,259
   Proceeds from sales of other
    investment securities................      14,532       26,519        5,202
   Other investment securities
    purchased............................     (13,433)      (8,546)    (337,571)
   Purchases of FHLB stock...............         --       (22,209)     (56,140)
   Redemption of FHLB stock..............      90,136          --         1,250
   Proceeds from sales of REI............      72,418      128,416       82,973
   Proceeds from sales of REO............     451,268      332,359      361,452
   Net (additions to) sales of premises
    and equipment........................     (81,298)      62,318        1,140
   Additions to REI......................     (21,153)     (51,152)     (47,955)
   Goodwill from First Interstate Bank
    branch acquisition...................    (185,021)         --           --
   Other, net............................      (2,784)       9,058      115,214
                                          -----------  -----------  -----------
    Net cash provided by (used in)
     investing activities................     185,389    1,880,074   (4,988,182)
                                          -----------  -----------  -----------
 Cash flows from financing activities:
   Net increase (decrease) in deposits...  (1,162,378)     413,597    1,418,848
   Proceeds from deposits purchased......   1,888,849    1,299,322    2,796,522
   Deposits sold.........................    (190,146)  (7,462,847)  (1,456,947)
   Net increase (decrease) in borrowings
    maturing in 90 days or less..........    (848,782)   1,565,506   (2,626,779)
   Proceeds from other borrowings........   3,952,817    4,289,070    4,533,716
   Repayment of other borrowings.........  (3,762,102)  (2,797,370)  (1,620,703)
   Common stock purchased for treasury...    (381,933)     (62,595)         --
   Preferred stock, Series B redeemed....    (175,000)         --           --
   Net proceeds from capital securities
    of subsidiary trust..................     148,400          --           --
   Dividends to stockholders.............    (141,595)    (153,593)    (153,378)
                                          -----------  -----------  -----------
    Net cash provided by (used in)
     financing activities................    (671,870)  (2,908,910)   2,891,279
                                          -----------  -----------  -----------
 Net increase (decrease) in cash and
  cash equivalents.......................     296,704     (899,464)  (1,483,508)
 Cash and cash equivalents at beginning
  of year................................   1,147,156    2,046,620    3,530,128
                                          -----------  -----------  -----------
 Cash and cash equivalents at end of
  year................................... $ 1,443,860  $ 1,147,156  $ 2,046,620
                                          ===========  ===========  ===========
 Supplemental cash flow information:
   Interest paid on deposits............. $ 1,525,164  $ 1,828,836  $ 1,284,749
   Interest paid on borrowings...........     772,072      556,907      442,815
   Income tax payments...................      73,243      208,731      107,327
 Non-cash investing activities:
   Loans securitized into MBS............     205,089    7,441,138    7,123,693
   Loans transferred from held to
    maturity to held for sale............   1,258,728    1,024,324      211,909
   Additions to REO......................     453,281      385,770      449,738
   Loans originated to sell REO..........      86,394       58,263      103,071

                See Notes to Consolidated Financial Statements.

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1996, 1995 AND 1994

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation and Basis of Presentation

  H. F. Ahmanson & Company ("Ahmanson") is a holding company whose principal subsidiary, Home Savings of America, FSB ("Home Savings"), is engaged in consumer banking operations. In addition, Ahmanson has other subsidiaries which are engaged primarily in related financial services activities, including loan servicing, securities and insurance brokerage, real estate mortgage origination and residential and commercial real estate development. The accompanying Consolidated Financial Statements include the accounts of Ahmanson and its subsidiaries (the "Company"). All of Ahmanson's subsidiaries are wholly-owned. All material intercompany balances and transactions have been eliminated in consolidation. Certain amounts in prior years' financial statements have been reclassified to conform to the current presentation.

 Use of Estimates in the Preparation of Consolidated Financial Statements

  The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

 Cash and Cash Equivalents

  For purposes of the Consolidated Statements of Cash Flows, cash and cash equivalents include cash and amounts due from banks, interest-bearing deposits and highly liquid debt instruments purchased with a maturity of three months or less. Cash and cash equivalents are carried at cost.

  Home Savings is required by the Federal Reserve System to maintain non-interest earning cash reserves against certain of its transaction accounts. At December 31, 1996 the required reserves totaled $179.8 million.

 Securities

  The Company classifies debt and equity securities, including MBS, into one of three categories: held to maturity, available for sale or trading securities. Securities which the Company has the intent and ability to hold to maturity are recorded at amortized cost. Securities which the Company intends to hold for indefinite periods of time are classified as available for sale and are recorded at fair value, with any unrealized holding gains and losses, net of the tax effect, reported as a separate component of stockholders' equity. Should an other than temporary decline in the credit quality of a security classified as held to maturity or available for sale occur, the carrying value of such security would be written down to fair value by a charge to operations. Trading securities, which are purchased principally to sell in the near term, are recorded at fair value, with any unrealized gains and losses recorded as an adjustment to operations. The Company owned no trading securities during 1996 or 1995.

  During the fourth quarter of 1995, the Financial Accounting Standards Board ("FASB") permitted a one-time opportunity for institutions to reclassify securities from the "held to maturity" designation to "available for sale." The Company reclassified MBS with an amortized cost of $10.3 billion during this time period. At December 31, 1995, the unrealized gain on these securities was approximately $32.0 million.

  The Company's portfolio of MBS includes conventional single family mortgage loans originated by the Company and subsequently securitized into private placement mortgage pass-through securities ("MPTs") and through government sponsored enterprises ("GSE") including Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC") and the Government National Mortgage Association ("GNMA"). The Company also purchases collateralized mortgage obligations ("CMOs") and other MBS.

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

  Interest income on MBS, including the amortization of discounts or premiums, is recognized using the interest method over the estimated lives of the MBS with adjustments based on prepayment experience either faster or slower than originally anticipated.

 Loans Receivable

  The Company is an originator of monthly adjustable rate mortgage loans ("ARMs") and consumer and business loans for investment in its own loan portfolio. The Company also designates certain loans it originates as held for sale, including most fixed rate loans. Loans held for sale are carried at the lower of aggregate cost or market value. The Company has the intent and ability to hold all other loans until maturity. Accordingly, these other loans are carried at cost, adjusted for unamortized discounts and loan fees.

  The Company reviews loans for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures." Impaired loans include troubled, collateral-dependent loans. Troubled, collateral-dependent loans are expected to perform in accordance with the loan agreements but based on current information it is probable that repayment can be expected to be funded by the operation and sale of the collateral property. SFAS No. 114 does not apply to large groups of smaller balance homogeneous loans which are collectively evaluated for impairment. For the Company, loans collectively evaluated for impairment generally include all single family loans; multi-family and commercial and industrial real estate loans ("major loans") under $2 million; and consumer and small business loans. Certain major loans under $2 million may be individually reviewed based on specific criteria, such as delinquency, debt coverage, loan-to-value ratio and condition of collateral property.

  The Company continues to accrue interest on troubled debt restructurings ("TDRs") and impaired loans when full payment of principal and interest is expected and such loans are performing or less than 90 days delinquent and therefore do not meet the criteria for nonaccrual status. The Company's impaired loans include nonaccrual major loans (excluding those collectively reviewed for impairment), TDRs and major loans (excluding those collectively reviewed for impairment) that are less than 90 days delinquent which the Company believes will be collected in full, but which the Company believes it is probable will not be collected in accordance with the contractual terms of the loans and repayment may be dependent upon operation and/or sale of the collateral property ("other impaired major loans"). Once a loan is determined to be impaired, the Company bases the fair value of the loan's collateral properties in accordance with SFAS No. 114. Impairment losses are included in the allowance for loan losses through a charge to provision for loan losses. Adjustments to impairment losses due to changes in the fair value of impaired loans' collateral properties are included in the provision for loan losses. Upon disposition of an impaired loan, any related valuation allowance is charged off from the allowance for loan losses.

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

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

 Allowance for Loan Losses

  The allowance for loan losses is maintained by additions charged to operations as provision for loan losses and by loan recoveries, with actual losses charged as reductions to the allowance for loan losses. The Company's process for evaluating the adequacy of the allowance for loan losses includes the identification and detailed review of impaired loans, an assessment of the overall quality and inherent risk in the loan portfolio, and consideration of loan loss experience and trends in problem loans, as well as current economic conditions and trends.

  Loss allowances are established for specifically identified impaired loans based on the fair value of the underlying collateral property or discounted cash flows. The allowance for loan losses also includes estimates based upon consideration of actual loss experience for loans during the past several years by loan type, year of origination, delinquency statistics, condition of collateral property and projected economic conditions and other trends. Based upon this process, consideration of the current economic environment and other factors, management determines what it considers to be an appropriate allowance for loan losses. Although the Company believes it has a sound basis for this estimation, actual charge-offs incurred in the future are highly dependent upon future events, including the economies of the areas in which the Company lends.

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

  The Company adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights, an Amendment to FASB No. 65," effective April 1, 1995. Results from periods prior to April 1, 1995 have not been restated. In accordance with SFAS No. 122, the Company capitalizes mortgage servicing rights ("MSR") related to mortgage loans designated for sale. The total cost of the mortgage loans designated for sale is allocated to the MSR and the mortgage loans without the MSR based on their relative fair values. The amount of MSR capitalized is included in "Other assets" in the Consolidated Statements of Financial Condition. MSR related to loans and MBS sold are amortized in proportion to and over the projected servicing period as a component of loan servicing income. MSR related to MBS available for sale are amortized to interest income on MBS. MSR are periodically reviewed for impairment based on fair value. The fair value of the MSR, for the purposes of impairment, is measured using a discounted cash flow analysis based on the Company's estimated servicing costs, market prepayment rates, ancillary income and market-adjusted discount rates. Impairment losses are recognized through a valuation allowance. Impairment is measured on a disaggregated basis based on predominant risk characteristics of the underlying mortgage loans. The risk characteristics used by the Company for the purposes of capitalization and impairment evaluation include loan amount, loan type, loan origination date, loan term, the state where the collateral is located and collateral type. The amount of impairment recognized, if any, is included in "Loan servicing income" in the Consolidated Statements of Operations.

 Statement of Financial Accounting Standards No. 125

  In June 1996 the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on control. Under this approach, after a transfer of financial assets, the Company will recognize the financial and servicing assets it controls and the liabilities incurred, and derecognize financial assets when control has been surrendered and liabilities when extinguished. SFAS No. 125 provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 125 must be adopted for financial statements for fiscal years beginning after December 31, 1996. In December 1996, the FASB issued SFAS No. 127, "Deferral of the

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

Effective Date of Certain Provisions of FASB No. 125, an Amendment of FASB No. 125." The impact on the Company of adopting SFAS No. 125 and SFAS No. 127 is not expected to be material as the Company's existing policies are generally in compliance with the provisions of SFAS No. 125 and SFAS No. 127.

 Derivative Financial Instruments

  The Company utilizes certain off-balance sheet financial instruments, including forward sales of and options to sell loans and MBS to help manage its interest rate exposure with respect to fixed rate loans (or loans with certain periods at a fixed rate) in its portfolio and in its loan origination pipeline. Interest rate swaps and other derivative instruments may be used to manage interest rates, duration and other credit and market risks. The Company does not hold or issue derivative financial instruments for trading purposes.

  The fair value of forward sales of and options to sell loans and MBS utilized to manage interest rate risk are adjusted monthly, with the related gains and losses recognized as gain (loss) on sale of loans. The fair values of the Company's forward sales and options at December 31, 1996 and 1995 were not material. Interest income or expense resulting from interest rate swaps utilized for hedging is recorded as an adjustment to the interest income of the hedged asset. Gains or losses on the early termination of a swap agreement, or the assignment of the Company's rights and obligations under the swap agreement to a third party, are amortized over the remaining term of the original swap agreement when the underlying assets still exist. Otherwise, such gains and losses are immediately expensed or recorded as income based on the fair value of the open swap positions.

 Long-Lived Assets

  The Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of" as of January 1, 1996. The Company's long-lived assets affected by the adoption of SFAS No. 121 include premises and equipment and REI. In accordance with SFAS No. 121, the Company reviews a long-lived asset for impairment whenever changes in circumstances indicate that the carrying amount of the long-lived asset may not be recoverable. Impairment exists for a long-lived asset when the estimated undiscounted cash flows for the property are less than its carrying value. An impairment loss, if any, is recognized as the amount by which the carrying value of a long-lived asset exceeds its fair value. The Company carries a long-lived asset held for sale at the lower of carrying value or fair value less costs to sell. An impairment loss, if any, is recognized as the amount by which the carrying value of a long-lived asset held for sale exceeds its fair value less costs to sell. Restoration of previously recognized impairment losses is only allowed for long-lived assets held for sale.

 Real Estate

  REI is real estate held for development and investment. The period of development and sale of these properties depends on economic and other conditions and may extend over several years. The Company has designated certain projects with long-term holding and development periods as long-term REI and others as REI held for sale. An allowance for losses on REI is established or adjusted through a charge to REI operations to reflect management's assessment of the risk of further reductions in carrying values. The Company's basis for such estimates include project business plans monitored and approved by management, market studies and other information. REI is also reviewed for impairment in accordance with SFAS No. 121. Any impairment losses are recognized through a charge to REI operations. Improvements are capitalized during construction.

  REO is real estate acquired through foreclosure or in settlement of loans. All REO is held for prompt and orderly sale and is not held for development or investment. REO is initially recorded at fair value. Fair value is the amount of cash that the property would yield in a current sale between a willing buyer and a willing seller. Initial write-downs are charged to the allowance for loan losses. In addition, an allowance for losses on REO is established for estimated disposition costs at the time of acquisition. An additional allowance for losses on REO

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES is recorded if there is a further deterioration in fair value or an increase in estimated disposition costs after acquisition. Operating costs are expensed as incurred.

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

 Premises and Equipment

  Assets are depreciated by use of various methods (primarily the straight-line method) over the estimated useful lives of the respective classes of assets. Leasehold improvements are amortized over the lesser of the terms of the leases or the useful lives of the improvements. Premises and equipment are also reviewed for impairment in accordance with SFAS No. 121. Any impairment losses are included in accumulated depreciation through a charge to operations. Maintenance and repairs are charged to expense in the year incurred. Material improvements are capitalized. The cost and accumulated depreciation relating to assets retired or otherwise disposed of are eliminated from the accounts, and any resulting gains or losses are credited or charged to operations.

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

  The amount of goodwill increased by $185.0 million due to the September 1996 acquisition of the 61 former First Interstate Bank branches from Wells Fargo & Company (the "First Interstate Bank branch acquisition") and declined by $101.8 million due to the sale of the Company's New York retail deposit branch system (the "New York sale") in September 1995.

  The Company assesses the recoverability of goodwill by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The unamortized goodwill at December 31, 1996 aggregated $247.6 million and is being amortized over a period of 15 years.

  From 1991 through 1995, the Company purchased certain deposits from other financial institutions, and recorded amounts which represent the portion of the purchase price attributable to the fair value of the depositor relationships acquired. This "core" deposit premium is being amortized over periods up to 10 years. The Company reduced its core deposit premium in September 1995 by $5.1 million due to the New York sale. At December 31, 1996, the unamortized core deposit premium was $60.5 million.

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

 Stock-Based Compensation

  The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation" as of January 1, 1996. SFAS No. 123 permits a choice of accounting methods and requires additional disclosures for stock-based employee compensation plans. SFAS No. 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument. However, it also allows the continued use of the intrinsic value based method of accounting as prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." Regardless of the method used to account for stock-based compensation, SFAS No. 123 requires that the fair value of such compensation and certain other disclosures be included in the Company's annual financial statements. The Company has elected to continue accounting for stock-based employee compensation plans in accordance with APB No. 25 and has disclosed certain fair value information as prescribed by SFAS No. 123 in these Notes to Consolidated Financial Statements.

(2) INVESTMENTS

  The Company purchases securities under agreements to resell ("repurchase agreements"). At December 31, 1996 these repurchase agreements matured within 24 days. At December 31, 1996, there were no repurchase agreements outstanding with individual brokers which exceeded ten percent of stockholders' equity.

  Repurchase agreements averaged $376.5 million, $1.4 billion and $2.3 billion during 1996, 1995 and 1994, respectively, and the maximum amounts outstanding at any month-end during 1996, 1995 and 1994 were $737.5 million, $2.1 billion and $2.6 billion, respectively.

  Repurchase agreements are subject to certain risks. The Company attempts to reduce such risks by, among other things, entering into such agreements only with well-capitalized broker-dealers who are primary dealers in government securities, reviewing on a regular basis the financial status of such broker-dealers, limiting the maximum amount of agreements permitted to be outstanding at any time with any single broker-dealer, limiting the types of securities which are considered acceptable for purchase, requiring the purchased securities to be held by a third party, and requiring additional securities if the market value of the purchased securities decreases below levels specified for such agreements.

  In the first quarter of 1994 the Company entered into two amortizing interest rate swap agreements to manage the market risks associated with certain repurchase agreements secured by whole loans. The Company pays interest based on the one-month London Interbank Offered Rate ("LIBOR") and receives interest at a weighted average fixed coupon rate of 5.74%. Monthly changes in LIBOR are used to calculate the amortization of the notional amounts. Under these agreements, no collateral was required at December 31, 1996. The original notional amounts totaled $210.0 million, of which $72.0 million was outstanding at December 31, 1996. The swaps are scheduled to mature in June 1998 and February 1999. The Company addresses any credit risk associated with the payments from the counterparties by evaluating their creditworthiness and monitoring limits and positions.

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

  Other investment securities held to maturity at December 31, 1996 and 1995 were as follows:

                                   DECEMBER 31, 1996                      DECEMBER 31, 1995
                         -------------------------------------- --------------------------------------
                                     GROSS      GROSS                       GROSS      GROSS
                         AMORTIZED UNREALIZED UNREALIZED  FAIR  AMORTIZED UNREALIZED UNREALIZED  FAIR
                           COST      GAINS      LOSSES   VALUE    COST      GAINS      LOSSES   VALUE
                         --------- ---------- ---------- ------ --------- ---------- ---------- ------
                                                        (IN THOUSANDS)
U.S. government and GSE
 obligations............  $2,432      $18        $--     $2,450  $2,442      $36        $--     $2,478
Industrial and other....       6       --         --          6       6       --         --          6
                          ------      ---        ---     ------  ------      ---        ---     ------
                          $2,438      $18        $--     $2,456  $2,448      $36        $--     $2,484
                          ======      ===        ===     ======  ======      ===        ===     ======

  Other investment securities available for sale at December 31, 1996 and 1995 were as follows:

                                   DECEMBER 31, 1996                      DECEMBER 31, 1995
                         -------------------------------------- --------------------------------------
                                     GROSS      GROSS                       GROSS      GROSS
                         AMORTIZED UNREALIZED UNREALIZED  FAIR  AMORTIZED UNREALIZED UNREALIZED  FAIR
                           COST      GAINS      LOSSES   VALUE    COST      GAINS      LOSSES   VALUE
                         --------- ---------- ---------- ------ --------- ---------- ---------- ------
                                                        (IN THOUSANDS)
U.S. government and GSE
 obligations............  $  --       $  3       $--     $    3  $  --       $--        $--     $  --
Marketable equity
 securities.............   8,541       615        --      9,156   9,327       581        --      9,908
                          ------      ----       ---     ------  ------      ----       ---     ------
                          $8,541      $618       $--     $9,159  $9,327      $581       $--     $9,908
                          ======      ====       ===     ======  ======      ====       ===     ======

  At December 31, 1996, the Company did not hold investment securities with any single issuer which exceeded ten percent of stockholders' equity.

  The contractual maturities of all debt securities owned at December 31, 1996 were as follows:

                                                           HELD TO MATURITY
                                                       -------------------------
                                                       AMORTIZED COST FAIR VALUE
                                                       -------------- ----------
                                                            (IN THOUSANDS)
   One year or less...................................     $    6       $    6
   After one year through five years..................      2,432        2,450
                                                           ------       ------
                                                           $2,438       $2,456
                                                           ======       ======

  The following table presents proceeds from sales of debt securities, classified as available for sale, and gross realized gains and losses on such sales for years ended December 31, 1996, 1995 and 1994. There were no sales of investment securities classified as held to maturity in 1996, 1995 or 1994.

                                                          YEARS ENDED DECEMBER
                                                                  31,
                                                         -----------------------
                                                          1996    1995     1994
                                                         ------- -------  ------
                                                             (IN THOUSANDS)
   Proceeds from sales.................................. $12,731 $25,994  $5,147
                                                         ======= =======  ======
   Gross realized gains................................. $   --  $     9  $  147
   Gross realized losses................................     --      (67)    --
                                                         ------- -------  ------
     Net gains (losses)................................. $   --  $   (58) $  147
                                                         ======= =======  ======

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

  Interest and dividends on investments are summarized as follows:

                                                      YEARS ENDED DECEMBER 31,
                                                      -------------------------
                                                       1996     1995     1994
                                                      ------- -------- --------
                                                           (IN THOUSANDS)
   Interest on repurchase agreements................. $21,244 $ 88,943 $102,824
   Interest on other short-term and other investment
    securities.......................................   9,658   21,971   20,080
   Dividends on FHLB stock...........................  25,216   23,896   20,677
   Dividends on other investment securities..........     404      384      354
                                                      ------- -------- --------
                                                      $56,522 $135,194 $143,935
                                                      ======= ======== ========

(3) LOANS, MBS, SALES AND SERVICING ACTIVITIES

 Portfolio Composition

  The loan and MBS portfolio is summarized as follows:

                                                            DECEMBER 31,
                                                       ------------------------
                                                          1996         1995
                                                       -----------  -----------
                                                           (IN THOUSANDS)
   Real estate mortgage loans:
     Single family (1-4 units)........................ $19,354,683  $19,701,734
     Multi-family (5 units and over)..................   9,582,129    9,284,131
     Commercial and industrial........................   1,343,348    1,566,470
                                                       -----------  -----------
                                                        30,280,160   30,552,335
   Consumer loans.....................................     671,270       31,488
   Small business loans...............................      53,717          --
   Other loans........................................     108,788      104,645
   Deferred loan fees and interest....................     (13,834)     (30,708)
   Unearned premiums (discounts) on loans.............      12,432       (3,360)
   Allowance for loan losses..........................    (389,135)    (380,886)
                                                       -----------  -----------
       Loans receivable...............................  30,723,398   30,273,514
   Loans held for sale................................   1,065,760      981,865
   MBS held to maturity...............................   5,066,670    5,825,276
   MBS available for sale.............................   9,229,842   10,326,866
                                                       -----------  -----------
       Total loans receivable and MBS................. $46,085,670  $47,407,521
                                                       ===========  ===========

  As a result of the First Interstate Bank branch acquisition, the Company obtained $1.1 billion in loans, consisting of $548.6 million in real estate mortgage loans and $593.4 million in consumer and small business loans.

  At December 31, 1996 the Company was committed to fund residential mortgage loans totaling $330.3 million. The Company also had approved consumer and business loan commitments totaling $478.l million at December 31, 1996. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company would not expect to incur any losses if the commitments are not drawn upon. The Company evaluates each customer's creditworthiness and the value of any underlying collateral property on a case-by-case basis. The amount of collateral required by the Company upon extension of credit is based on management's credit evaluation of the customer.

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

  The weighted average yield on the Company's loan and MBS portfolio at December 31, 1996 and 1995, computed after giving effect to amortization of deferred loan fees and interest, discounts and premiums and effect of hedging, and after adding back to the portfolio balance both the unrealized gain or loss on MBS and the allowance for loan losses, was 7.35% and 7.50%, respectively.

  During 1996 and 1995 the Company securitized various conventional single family mortgages into GSE securities of equal value. The unpaid principal amount of loans securitized into FNMA and FHLMC securities was $205.1 million and $7.4 billion in 1996 and 1995, respectively. Such MBS increase the Company's ability to access collateralized borrowings. The credit risk on all MBS securitized by the Company is provided for in the allowance for loan losses.

  The MBS owned by the Company and classified as held to maturity at December 31, 1996 and 1995 were as follows:

                                       DECEMBER 31, 1996                           DECEMBER 31, 1995
                          ------------------------------------------- -------------------------------------------
                                       GROSS      GROSS                            GROSS      GROSS
                          AMORTIZED  UNREALIZED UNREALIZED            AMORTIZED  UNREALIZED UNREALIZED
                             COST      GAINS      LOSSES   FAIR VALUE    COST      GAINS      LOSSES   FAIR VALUE
                          ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
                                                              (IN THOUSANDS)
MPTs:
 GSE....................  $    2,834  $     43   $     (2) $    2,875 $    4,124  $     59   $    --   $    4,183
 Other..................   5,063,836   142,020    (97,364)  5,108,492  5,821,152   226,997    (87,287)  5,960,862
                          ----------  --------   --------  ---------- ----------  --------   --------  ----------
                          $5,066,670  $142,063   $(97,366) $5,111,367 $5,825,276  $227,056   $(87,287) $5,965,045
                          ==========  ========   ========  ========== ==========  ========   ========  ==========

  The MBS available for sale by the Company at December 31, 1996 and 1995 consisted of the following:

                                       DECEMBER 31, 1996                             DECEMBER 31, 1995
                          -------------------------------------------- ---------------------------------------------
                                       GROSS      GROSS                              GROSS      GROSS
                          AMORTIZED  UNREALIZED UNREALIZED              AMORTIZED  UNREALIZED UNREALIZED
                             COST      GAINS      LOSSES    FAIR VALUE    COST       GAINS      LOSSES   FAIR VALUE
                          ---------- ---------- ----------  ---------- ----------- ---------- ---------- -----------
                                                               (IN THOUSANDS)
MPTs:
 GSE....................  $3,760,004  $   --    $ (28,803)  $3,731,201 $ 4,132,844  $42,860    $ (7,665) $ 4,168,039
 Other..................      28,069    1,106         --        29,175      31,858    1,285         --        33,143
CMOs:
 GSE....................   5,570,985   33,468    (134,987)   5,469,466   6,128,835   39,656     (42,807)   6,125,684
                          ----------  -------   ---------   ---------- -----------  -------    --------  -----------
                          $9,359,058  $34,574   $(163,790)  $9,229,842 $10,293,537  $83,801    $(50,472) $10,326,866
                          ==========  =======   =========   ========== ===========  =======    ========  ===========

  The Company believes that the gross unrealized gains and losses on MBS at December 31, 1996 and 1995 were due to temporary market-related conditions.

  The contractual maturities of all MBS at December 31, 1996 were as follows:

                                                            MBS AVAILABLE FOR
                                    MBS HELD TO MATURITY          SALE
                                    --------------------- ---------------------
                                    AMORTIZED             AMORTIZED
                                       COST    FAIR VALUE    COST    FAIR VALUE
                                    ---------- ---------- ---------- ----------
                                                  (IN THOUSANDS)
   After one year through five
    years.......................... $    2,794 $    2,833 $1,265,353 $1,289,197
   After five years through ten
    years..........................         40         42    549,944    559,568
   After ten years.................  5,063,836  5,108,492  7,543,761  7,381,077
                                    ---------- ---------- ---------- ----------
                                    $5,066,670 $5,111,367 $9,359,058 $9,229,842
                                    ========== ========== ========== ==========

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

  From 1991 through late 1993, the Company originated loans with a fixed interest rate for five years after which the loans adjust monthly based on the monthly cost of funds index of the Eleventh District of the FHLB ("COFI"). In conjunction with the origination of these loans and as part of the Company's asset and liability management, Home Savings entered into a series of interest rate swap agreements that effectively caused the interest rate on these loans to change monthly during the fixed interest rate period based on COFI. The swap agreements, which are with the FHLB of San Francisco and certain national banking firms, provide mutual payment of interest on the outstanding notional amount of the swaps. The notional amounts are used to calculate the mutual interest payments and do not represent exposure to credit loss. In accordance with the swap contracts, the Company pays a fixed rate of interest, which may be different than the actual fixed rate paid by the borrower, and receives a variable rate based on COFI. The Company addresses any credit risk associated with the variable rate payments from the counterparties by evaluating their creditworthiness and by monitoring limits and positions. In 1996, 1995 and 1994 interest income was reduced by $15.2 million, $25.4 million and $43.8 million, respectively, as a result of these swap agreements.


  The total unpaid principal amount of the hedged loans related to these interest rate swaps was $516.0 million at December 31, 1996. A summary of the activity for the notional amounts of these interest rate swaps for the years 1996, 1995 and 1994 is as follows:

                                                YEARS ENDED DECEMBER 31,
                                            ----------------------------------
                                               1996        1995        1994
                                            ----------  ----------  ----------
                                                     (IN THOUSANDS)
   Beginning balance....................... $1,243,860  $1,444,820  $1,982,350
     Rights and obligations assigned to a
      third party..........................        --          --     (283,450)
     Expired agreements....................   (727,860)   (200,960)   (254,080)
                                            ----------  ----------  ----------
   Ending balance.......................... $  516,000  $1,243,860  $1,444,820
                                            ==========  ==========  ==========

  The interest rate swap agreements outstanding at December 31, 1996 have the following maturities:

                                                            WEIGHTED AVERAGE
                                                             INTEREST RATE
                                                        ------------------------
                                            NOTIONAL    FIXED RATE VARIABLE RATE
                                             AMOUNT        PAID     RECEIVED(1)
                                         -------------- ---------- -------------
                                         (IN THOUSANDS)
   1997.................................    $427,550       6.78%       4.84%
   1998.................................      88,450       5.51        4.84
                                            --------
       Total............................    $516,000       6.56        4.84
                                            ========

--------
(1) COFI for October 1996.

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

 Credit Risk and Concentration

  The Company's primary lending business has been to originate residential single family loans in specific states throughout the United States, primarily in California. In addition, the Company originates loans on multi-family structures and in the past has originated loans on commercial and industrial real estate properties. The Company has not originated for its own portfolio residential loans secured by multi-family structures located in states other than California since July 1990, and in December 1988 discontinued originating new commercial and industrial real estate loans. The Company's major loans entail different risks as compared to residential loans secured by existing single family structures. Set forth below is a table which summarizes the Company's gross mortgage portfolio and nonaccrual loans as a percentage of the gross mortgage portfolio by state and property type at December 31, 1996:

                             SINGLE FAMILY          MULTI-FAMILY         COMMERCIAL AND
                               PROPERTIES            PROPERTIES       INDUSTRIAL PROPERTIES         TOTAL
                         ---------------------- --------------------- --------------------- ----------------------
                            GROSS                 GROSS                 GROSS                  GROSS
                          MORTGAGE   NONACCRUAL  MORTGAGE  NONACCRUAL  MORTGAGE  NONACCRUAL  MORTGAGE   NONACCRUAL
         STATE            PORTFOLIO  LOAN RATIO PORTFOLIO  LOAN RATIO PORTFOLIO  LOAN RATIO  PORTFOLIO  LOAN RATIO
         -----           ----------- ---------- ---------- ---------- ---------- ---------- ----------- ----------
                                                          (DOLLARS IN THOUSANDS)
California.............. $24,568,361    1.66%   $9,050,369    0.44%   $1,043,257    0.75%   $34,661,987    1.31%
Florida.................   2,489,508    1.32        39,188     --          3,501    5.48      2,532,197    1.30
New York................   1,924,830    2.02       188,627    1.29       138,566    0.03      2,252,023    1.83
Illinois................   1,767,267    1.27        80,987     --          9,516     --       1,857,770    1.21
Texas...................   1,141,788    0.68        65,570     --         23,769    0.01      1,231,127    0.63
Other...................   2,899,939    0.96       198,752    1.26       124,739    5.44      3,223,430    1.15
                         -----------            ----------            ----------            -----------
                         $34,791,693    1.54    $9,623,493    0.47    $1,343,348    1.10    $45,758,534    1.30
                         ===========            ==========            ==========            ===========

  At December 31, 1996, the Company had $707.8 million in gross consumer loans and $54.5 million in gross business loans, with nonaccrual loan ratios of 0.20% and 0.37%, respectively. The majority of these loans were originated in California.

 Allowance for Loan Losses

  The changes in the allowance for loan losses are summarized as follows:

                                                 YEARS ENDED DECEMBER 31,
                                               -------------------------------
                                                 1996       1995       1994
                                               ---------  ---------  ---------
                                                      (IN THOUSANDS)
   Beginning balance.......................... $ 380,886  $ 400,232  $ 438,786
     Provision for loan losses................   144,924    119,111    176,557
     Allowance for loan losses on the First
      Interstate Bank loans purchased.........    14,710        --         --
     Charge-offs..............................  (190,540)  (162,618)  (252,734)
     Recoveries...............................    39,155     24,161     37,623
                                               ---------  ---------  ---------
   Ending balance............................. $ 389,135  $ 380,886  $ 400,232
                                               =========  =========  =========

 Nonaccrual Loans, TDRs and Other Impaired Major Loans

  The following is a summary of nonaccrual loans, TDRs and other impaired major loans:

                                                             DECEMBER 31,
                                                      --------------------------
                                                        1996     1995     1994
                                                      -------- -------- --------
                                                            (IN THOUSANDS)
   Nonaccrual loans.................................. $598,661 $723,791 $681,026
   TDRs..............................................  185,635  163,844  121,365
   Other impaired major loans........................  114,332   51,018   12,158
                                                      -------- -------- --------
       Total......................................... $898,628 $938,653 $814,549
                                                      ======== ======== ========

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

  At December 31, 1996 and 1995 impaired loans recognized in accordance with SFAS No. 114, and the related specific loan loss allowances, were as follows:

                                                  DECEMBER 31,
                         ---------------------------------------------------------------
                                      1996                            1995
                         ------------------------------- -------------------------------
                                    ALLOWANCE                       ALLOWANCE
                          RECORDED     FOR       NET      RECORDED     FOR       NET
                         INVESTMENT  LOSSES   INVESTMENT INVESTMENT  LOSSES   INVESTMENT
                         ---------- --------- ---------- ---------- --------- ----------
                                                 (IN THOUSANDS)
Nonaccrual loans:
  With specific
   allowances...........  $ 25,132   $ 6,850   $ 18,282   $ 40,563   $10,318   $ 30,245
  Without specific
   allowances...........    17,687       --      17,687     27,428       --      27,428
                          --------   -------   --------   --------   -------   --------
                            42,819     6,850     35,969     67,991    10,318     57,673
                          --------   -------   --------   --------   -------   --------
TDRs:
  With specific
   allowances...........   160,684    23,174    137,510     76,110    17,621     58,489
  Without specific
   allowances...........    48,125       --      48,125    105,355       --     105,355
                          --------   -------   --------   --------   -------   --------
                           208,809    23,174    185,635    181,465    17,621    163,844
                          --------   -------   --------   --------   -------   --------
Other impaired major
 loans:
  With specific
   allowances...........   119,505    28,852     90,653     57,082    16,634     40,448
  Without specific
   allowances...........    23,679       --      23,679     10,570       --      10,570
                          --------   -------   --------   --------   -------   --------
                           143,184    28,852    114,332     67,652    16,634     51,018
                          --------   -------   --------   --------   -------   --------
    Total impaired
     loans..............  $394,812   $58,876   $335,936   $317,108   $44,573   $272,535
                          ========   =======   ========   ========   =======   ========

  The average net recorded investment in impaired loans for the years ended December 31, 1996, 1995 and 1994 was $333.6 million, $236.9 million and $414.7 million, respectively. Interest income of $20.2 million for 1996, $17.9 million for 1995 and $6.2 million for 1994 was recognized on impaired loans during the period of impairment.

  Loans in nonaccrual status as of December 31, 1996, 1995 and 1994 had interest due but not recognized of approximately $34.0 million, $43.0 million and $39.0 million, respectively. Net interest forgone related to TDRs totaled $0.8 million, $0.5 million and $0.1 million in 1996, 1995 and 1994, respectively. Interest income recorded on TDRs for 1996, 1995 and 1994 was $13.5 million, $14.0 million and $4.7 million, respectively. The Company has no commitments to lend additional funds to borrowers whose loans were classified as TDRs.

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

 Sales and Servicing Activities

  During 1996, 1995 and 1994, the Company recognized gains (losses) on sales of MBS as follows:

                                                   YEARS ENDED DECEMBER 31,
                                                 ------------------------------
                                                   1996       1995       1994
                                                 --------  ----------  --------
                                                        (IN THOUSANDS)
   Book value of MBS sold:
       ARM MBS.................................. $187,603  $2,183,628  $400,201
       Fixed rate MBS...........................   10,248      29,077       --
                                                 --------  ----------  --------
                                                  197,851   2,212,705   400,201
                                                 --------  ----------  --------
     Relating to the New York sale:
       ARM MBS..................................      --      677,006       --
       Fixed rate MBS...........................      --       38,722       --
                                                 --------  ----------  --------
                                                      --      715,728       --
                                                 --------  ----------  --------
                                                 $197,851  $2,928,433  $400,201
                                                 ========  ==========  ========
   Pre-tax gains (losses) on sales of MBS:
     Reported in "Gain on sale of MBS":
       ARM MBS.................................. $  3,103  $   11,733  $  4,868
       Fixed rate MBS...........................      (29)        186       --
                                                 --------  ----------  --------
                                                    3,074      11,919     4,868
     Relating to the New York sale:
       ARM MBS..................................      --          113       --
       Fixed rate MBS...........................      --      (14,143)      --
                                                 --------  ----------  --------
                                                      --      (14,030)      --
                                                 --------  ----------  --------
                                                 $  3,074  $   (2,111) $  4,868
                                                 ========  ==========  ========

  The changes to MSR, which are included in "Other assets," were as follows:

                                                   YEARS ENDED DECEMBER 31,
                                                 ------------------------------
                                                   1996       1995       1994
                                                 --------  ----------  --------
                                                        (IN THOUSANDS)
   Beginning balance............................ $ 63,696  $   57,812  $ 75,180
     Originated MSR.............................   40,256      16,829       --
     Amortization to:
       Interest on MBS..........................     (934)        --        --
       Servicing fee income.....................  (14,318)    (10,436)  (17,368)
     Addition to the valuation allowance........     (626)       (509)      --
                                                 --------  ----------  --------
     Ending balance............................. $ 88,074  $   63,696  $ 57,812
                                                 ========  ==========  ========

  At December 31, 1996 and 1995, MSR attributable to loans held for sale totaled $7.0 million and $2.6 million, respectively. The changes to the valuation allowance included a provision of $0.6 million and $0.5 million for 1996 and 1995, respectively. There were no charge-offs against this valuation allowance during 1996 and 1995. The valuation allowance at December 31, 1996 and 1995 was $1.1 million and $0.5 million, respectively.

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

  The Company has sold certain loans and MBS with different types of credit enhancement features. During 1995 and as part of the funding of the New York sale, the Company sold $861.0 million in FNMA MBS with various credit enhancement features. The unpaid principal balance of loans and MBS sold with various credit enhancement features at December 31, 1996 and 1995 was $4.3 billion and $5.0 billion, respectively. The maximum exposure under the Company's credit enhancement obligations at December 31, 1996 was approximately $1.2 billion. Approximately $1.0 billion of this exposure is associated with $1.0 billion of loans sold to FHLMC on which the Company is obligated to absorb all losses associated with foreclosures. An additional $213.8 million in exposure under credit enhancement obligations relates to loans totaling $3.3 billion. Losses incurred by the Company on its credit enhancement obligations totaled $12.8 million, $14.3 million and $9.5 million in 1996, 1995 and 1994, respectively. At December 31, 1996 the total allowance for credit enhancement obligations included in "Other liabilities" was $27.9 million. The Company does not believe that its credit enhancement obligations subject it to material risk of loss in the future.

  At December 31, 1996, 1995 and 1994 the Company was engaged in servicing for investors $13.8 billion, $13.1 billion and $11.3 billion, respectively, in unpaid principal amount of loan participations, whole loans and MPTs.

  Set forth below is a summary by year of the components of loan servicing income:

                                                    YEARS ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1996      1995      1994
                                                   --------  --------  --------
                                                         (IN THOUSANDS)
   Gross servicing income......................... $ 99,263  $ 87,791  $ 92,608
   GSE guarantee and other fees...................  (15,954)  (16,356)  (17,597)
   Amortization of MSR............................  (14,318)  (10,436)  (17,368)
   Valuation adjustment on MSR....................     (626)     (509)      --
   Gain on sale of servicing rights...............      --        --     16,798
                                                   --------  --------  --------
         Loan servicing income.................... $ 68,365  $ 60,490  $ 74,441
                                                   ========  ========  ========

  In December 1994, the Company sold servicing rights related to $2.0 billion of fixed-rate single family loans serviced for investors for a gain of $16.8 million.

(4) ACCRUED INTEREST RECEIVABLE

  Accrued interest receivable is summarized as follows:

                                                                 DECEMBER 31,
                                                               -----------------
                                                                 1996     1995
                                                               -------- --------
                                                                (IN THOUSANDS)
   Interest on:
     Repurchase agreements.................................... $    829 $    193
     Investment securities....................................      288      288
     MBS......................................................   62,816   73,806
     Loans receivable.........................................  145,906  153,824
                                                               -------- --------
                                                               $209,839 $228,111
                                                               ======== ========

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

(5) OPERATIONS OF REAL ESTATE

 REI

  The Company's REI was $147.9 million, net of an allowance of $132.4 million, and $234.9 million, net of an allowance of $283.7 million, at December 31, 1996 and 1995, respectively. The following table presents the Company's REI by type at December 31, 1996:

                                                 GROSS    ALLOWANCE     NET
                                               BOOK VALUE FOR LOSSES BOOK VALUE
                                               ---------- ---------- ----------
                                                        (IN THOUSANDS)
   REI held for sale:
     Residential REI:
       California.............................  $ 11,768   $  8,794   $  2,974
       Maryland...............................    40,360     23,277     17,083
                                                --------   --------   --------
                                                  52,128     32,071     20,057
     Commercial and industrial REI and
      undeveloped land........................   101,271     36,247     65,024
                                                --------   --------   --------
                                                 153,399     68,318     85,081
                                                --------   --------   --------
   Long-term REI:
     Residential REI:
       California.............................    37,143     24,249     12,894
     Commercial and industrial REI and
      undeveloped land........................    89,741     39,865     49,876
                                                --------   --------   --------
                                                 126,884     64,114     62,770
                                                --------   --------   --------
   Total REI..................................  $280,283   $132,432   $147,851
                                                ========   ========   ========

  There was no additional impairment of these REI at December 31, 1996.

  Included in other expenses are operations of REI, summarized as follows:

                                                    YEARS ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1996      1995      1994
                                                   --------  --------  --------
                                                         (IN THOUSANDS)
   Net gain (loss) on sales....................... $ (2,546) $  8,872  $ (5,327)
   Provision for losses...........................  (26,296)  (49,660)  (86,080)
   Net operating expense..........................   (6,119)   (8,693)   (6,237)
                                                   --------  --------  --------
         Total loss............................... $(34,961) $(49,481) $(97,644)
                                                   ========  ========  ========


  The changes in the allowance for losses on REI are summarized as follows:

                                                   YEARS ENDED DECEMBER 31,
                                                  -----------------------------
                                                    1996       1995      1994
                                                  ---------  --------  --------
                                                        (IN THOUSANDS)
   Beginning balance............................. $ 283,748  $333,825  $341,705
     Provision for losses........................    26,296    49,660    86,080
     Charge-offs.................................  (177,612)  (99,737)  (93,960)
                                                  ---------  --------  --------
   Ending balance................................ $ 132,432  $283,748  $333,825
                                                  =========  ========  ========

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

 REO

  Included in other expenses are operations of REO, summarized as follows:

                                                   YEARS ENDED DECEMBER 31,
                                                  -----------------------------
                                                    1996       1995      1994
                                                  ---------  --------  --------
                                                        (IN THOUSANDS)
   Net loss on sales............................. $ (20,893) $(13,643) $(17,706)
   Provision for losses..........................   (40,572)  (41,198)  (39,124)
   Net operating expense.........................   (44,415)  (31,947)  (29,181)
                                                  ---------  --------  --------
         Total loss.............................. $(105,880) $(86,788) $(86,011)
                                                  =========  ========  ========

  The changes in allowance for losses on REO are summarized as follows:

                                                   YEARS ENDED DECEMBER 31,
                                                  -----------------------------
                                                    1996       1995      1994
                                                  ---------  --------  --------
                                                        (IN THOUSANDS)
   Beginning balance............................. $  38,080  $ 44,726  $ 66,453
     Provision for losses........................    40,572    41,198    39,124
     Charge-offs.................................   (46,515)  (47,844)  (60,851)
                                                  ---------  --------  --------
   Ending balance................................ $  32,137  $ 38,080  $ 44,726
                                                  =========  ========  ========

(6) PREMISES AND EQUIPMENT

  Premises and equipment at cost are summarized as follows:

                                                              DECEMBER 31,
                                                           --------------------
                                                             1996       1995
                                                           ---------  ---------
                                                             (IN THOUSANDS)
   Land................................................... $ 114,602  $ 105,825
   Buildings..............................................   192,944    185,701
   Furniture, fixtures and equipment......................   336,081    312,920
   Leasehold improvements.................................   138,007    139,682
                                                           ---------  ---------
                                                             781,634    744,128
   Less accumulated depreciation and amortization.........  (357,067)  (333,181)
                                                           ---------  ---------
                                                           $ 424,567  $ 410,947
                                                           =========  =========

  There were no impairment losses recognized in the years ended December 31, 1996 and 1995.

  Total rental expense, including common area maintenance and rent escalation costs, in the Company's Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and 1994 was $73.4 million, $78.2 million and $74.0 million, respectively.

  The following is a schedule by years of minimum future rentals on noncancelable operating leases, related principally to premises, as of December 31, 1996 (in thousands):

         1997............................................ $ 72,875
         1998............................................   66,777
         1999............................................   61,444
         2000............................................   56,924
         2001............................................   53,703
         Thereafter......................................  445,680
                                                          --------
                                                          $757,403
                                                          ========

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

(7) DEPOSITS

  Deposits are summarized as follows:

                             WEIGHTED                 DECEMBER 31,
                          AVERAGE RATE AT  ------------------------------------
                         DECEMBER 31, 1996       1996               1995
                         ----------------- -----------------  -----------------
                                                 (DOLLARS IN THOUSANDS)
Transaction accounts:
  Checking:
    Non-interest
     bearing............                   $   985,594   2.8% $   432,834   1.3%
    Interest bearing....       0.99%         2,285,955   6.6    2,061,232   6.0
  Statement savings.....       1.95          1,585,345   4.6    1,379,927   4.0
  Money market savings..       3.46          6,328,235  18.2    5,788,958  16.9
                                           ----------- -----  ----------- -----
    Total transaction
     accounts...........                    11,185,129  32.2    9,662,951  28.2
                                           ----------- -----  ----------- -----
Term accounts:
  Certificates of
   deposit under
   $100,000.............       5.34         23,187,593  66.7   24,139,269  70.5
  Jumbo certificates of
   deposit..............       5.10            401,223   1.1      442,261   1.3
                                           ----------- -----  ----------- -----
    Total term accounts.                    23,588,816  67.8   24,581,530  71.8
                                           ----------- -----  ----------- -----
                                           $34,773,945 100.0% $34,244,481 100.0%
                                           =========== =====  =========== =====

  On November 21, 1996, the Company sold deposits totaling $197.0 million and branch premises of its four San Antonio, Texas branches for a pre-tax gain of $6.9 million. The sale was funded with excess liquidity.

  On September 20, 1996, the Company purchased approximately $1.9 billion of deposits as a result of the First Interstate Bank branch acquisition. This included $728.5 million in checking accounts, $284.2 million in statement savings, $353.4 million in money market savings and $522.7 million in term accounts.

  On September 22, 1995 and as part of the New York sale, the Company sold deposits totaling $8.1 billion and branch premises in New York for a pre-tax gain of $514.7 million. The gain is net of the write-off of goodwill and other tangibles of $106.9 million and other expenses associated with the sale. The sale was funded with excess liquidity, including funds generated by the acquisition of deposits in 1995, and a combination of new borrowings and sales of securities.

  The aggregate amounts of term account maturities at December 31, 1996 are as follows:

                                   AMOUNT MATURING DURING THE YEARS ENDED DECEMBER 31,
                         ------------------------------------------------------------------------
                            1997        1998      1999     2000     2001   THEREAFTER    TOTAL
                         ----------- ---------- -------- -------- -------- ---------- -----------
                                                  (DOLLARS IN THOUSANDS)
Term accounts:
  2.5% or less.......... $     2,790 $      429 $     25 $    --  $      2  $   --    $     3,246
  2.501%-3.5%...........     132,917         56        7      --       --       --        132,980
  3.501%-4.5%...........     605,350      3,241    1,583      --       --       --        610,174
  4.501%-5.5%...........  13,023,499  1,204,670  237,679      725   14,817    1,599    14,482,989
  5.501%-6.5%...........   4,846,553  2,092,620  559,670  104,613  136,315    6,121     7,745,892
  6.501%-7.5%...........     418,140     65,234   76,242   27,737    5,517    2,539       595,409
  7.501%-8.5%...........       2,789      1,281    2,215      520      229       43         7,077
  8.501%-15.5%..........       3,142      1,286    5,617      872        2      130        11,049
                         ----------- ---------- -------- -------- --------  -------   -----------
    Total term accounts. $19,035,180 $3,368,817 $883,038 $134,467 $156,882  $10,432   $23,588,816
                         =========== ========== ======== ======== ========  =======   ===========

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

  The aggregate amounts of certificates of deposit in amounts of $100,000 or more at December 31, 1996 are summarized as follows (in thousands):

   3 months or less.................................................... $167,443
   Over 3 months through 6 months......................................  126,185
   Over 6 months through 12 months.....................................   81,809
   Over 12 months......................................................   25,786
                                                                        --------
         Total......................................................... $401,223
                                                                        ========

  At December 31, 1996 and 1995 the weighted average interest rate on the deposits, computed without the effect of compounding interest, was 4.40% and 4.65%, respectively. All government agency deposits, totaling $93.1 million at December 31, 1996, were secured by certain real estate loans of the Company amounting to $174.2 million.

  Interest expense on deposits by type of account is summarized as follows:

                                                    YEARS ENDED DECEMBER 31,
                                                --------------------------------
                                                   1996       1995       1994
                                                ---------- ---------- ----------
                                                         (IN THOUSANDS)
   Checking.................................... $   21,449 $   24,833 $   27,577
   Savings accounts............................    244,315    279,345    281,511
   Term accounts...............................  1,258,109  1,531,412    982,805
                                                ---------- ---------- ----------
                                                $1,523,873 $1,835,590 $1,291,893
                                                ========== ========== ==========

(8) SHORT-TERM BORROWINGS

  Short-term borrowings are summarized as follows:

                                               1996        1995        1994
                                            ----------  ----------  ----------
                                                 (DOLLARS IN THOUSANDS)
   Securities sold under agreements to
    repurchase:
     Balance at December 31................ $1,820,000  $3,519,311  $2,253,805
     Average balance.......................  2,236,360   3,122,938   4,182,802
     Maximum amount outstanding at any
      month end............................  3,124,303   5,487,682   5,311,468
     Average interest rate:
       During the year.....................       6.05%       6.31%       4.24%
       At December 31......................       6.10        5.97        6.40
   Federal funds purchased:
     Balance at December 31................ $  200,000  $      --   $  100,000
     Average balance.......................     51,980       6,565      58,411
     Maximum amount outstanding at any
      month end............................    200,000       6,096     250,000
     Average interest rate:
       During the year.....................       5.46%       5.95%       3.79%
       At December 31......................       5.45         --         6.00
   Other short-term borrowings:
     Balance at December 31................ $   10,529  $      --   $      --
     Average balance.......................      1,634         --       83,549
     Maximum amount outstanding at any
      month end............................     13,921         --      355,000
     Average interest rate:
       During the year.....................       5.36%        -- %       3.54%
       At December 31......................       4.96         --          --
   Accrued interest on short-term
    borrowings included in
    "Other liabilities".................... $   14,060  $   58,337  $   13,582

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

  Agreements to repurchase securities sold require that the Company repurchase identical securities to those which were sold. At December 31, 1996 short-term borrowings under agreements to repurchase securities sold are summarized as follows:

                                                                COLLATERAL
                                                           ---------------------
                                                  WEIGHTED  FEDERAL AGENCY MBS
                                                  AVERAGE  ---------------------
                                       REPURCHASE INTEREST    BOOK
                                       LIABILITY    RATE     VALUE*   FAIR VALUE
                                       ---------- -------- ---------- ----------
                                                (DOLLARS IN THOUSANDS)
   Within 30 days..................... $  150,000   5.36%  $  156,349 $  154,782
   30-90 days.........................    575,000   5.40      651,716    623,309
   90-180 days........................  1,095,000   5.72    1,204,832  1,172,058
                                       ----------          ---------- ----------
                                       $1,820,000          $2,012,897 $1,950,149
                                       ==========          ========== ==========

--------
*Book value includes accrued interest.

  Amounts outstanding with individual brokers at December 31, 1996 which exceeded ten percent of the Company's stockholders' equity were:

                                                                 COLLATERAL
                                       WEIGHTED             --------------------
                                       AVERAGE                            FAIR
      PURCHASING PARTY                 MATURITY BOOK VALUE* BOOK VALUE*  VALUE
      ----------------                 -------- ----------- ----------- --------
                                                (DOLLARS IN THOUSANDS)
   C.S. First Boston Corp. ........... 128 days  $433,036    $465,316   $451,814
   Morgan Stanley & Co. Inc. ......... 106 days   361,963     405,986    388,290
   Nomura Securities International ...  80 days   686,666     774,225    746,356

--------
*  Book value includes accrued interest.

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

(9) FHLB AND OTHER BORROWINGS

  These borrowings are summarized as follows (dollars in thousands):

                                                              DECEMBER 31,
                                                          ---------------------
                                                             1996       1995
                                                          ---------- ----------
FHLB advances with a weighted average interest rate of
 5.94% (1996) and 5.67% (1995)........................... $3,138,725 $1,801,914
Notes payable to FHLB with a weighted average interest
 rate of 6.50% (1996) and 6.29% (1995)...................  1,302,647  2,548,247
Notes payable to various brokerage firms with a weighted
 average interest rate of 5.92% (1996) and 5.95% (1995)..  3,915,499  2,784,499
Floating rate notes with a contract interest rate based
 on three-month LIBOR plus ten basis points contract
 interest rate of 5.98% and an effective interest rate of
 6.00%, net of unamortized discount of $11...............        --     199,989
Medium term notes with an average contract interest rate
 of 6.82% (1996) and an effective average interest rate
 of 7.01% (1996) and an average contract interest rate of
 7.12% (1995) and an effective average interest rate of
 7.28% (1995), net of unamortized discount of $639 (1996)
 and $819 (1995).........................................    219,361    159,181
Subordinated notes payable to FDIC with a contract
 interest rate based on the average equivalent coupon-
 issue yield on the U.S. Treasury's 52-week bills
 contract interest of 6.40% (1996) and 6.02% (1995)......    100,000    100,000
Senior notes with a contract interest rate of 8.25% and
 effective interest rate of 8.42%, due October 1, 2002,
 net of unamortized discount of $2,003 (1996) and $2,352
 (1995)..................................................    247,997    247,648
Subordinated notes with a weighted average contract
 interest rate of 7.93% (1996) and an effective average
 interest rate of 8.08% (1996), and a weighted average
 contract interest rate of 8.66% (1995) and an effective
 average interest rate of 8.83% (1995), net of
 unamortized discount of $3,416 (1996) and $4,849 (1995).    621,584    870,151
Other, net of unamortized discount of $29 (1996) and $51
 (1995)..................................................      4,179      5,488
                                                          ---------- ----------
      Total FHLB and other borrowings.................... $9,549,992 $8,717,117
                                                          ========== ==========

  At December 31, 1996 the Company had outstanding and unused secured lines of credit totaling $100 million with the Federal Reserve Bank to cover overdrafts. The Company also had a letter of credit of $5 million with the Eleventh District of the FHLB to guarantee certain obligations.

  The FHLB advances and notes are secured by the stock of the FHLB totaling $421.0 million and certain real estate loans and MBS of the Company totaling $4.6 billion at December 31, 1996. All FHLB advances at December 31, 1996 had prepayment penalty provisions. The notes payable to FHLB are due at various dates through 1998.

  During 1996 and 1995 the Company issued notes, all due within two years, to various brokerage firms. The notes are secured by MBS owned by the Company totaling $4.5 billion and $3.0 billion at December 31, 1996 and 1995, respectively. In 1996 these notes include four two-year fixed rate notes for $620 million, with an average interest rate of 5.15% and in 1995 these notes include a two-year note for $200 million, with a fixed interest rate of 5.32%. The notes contain a provision that allows the brokerage firm one year after the settlement date to change the interest rate to be equal to LIBOR less 15 basis points. If this option is not exercised, the note's fixed interest rate will be reduced by 15 basis points. In 1996, these notes also include twelve two-year notes totaling $1.3 billion with an average interest rate of 5.38% which are callable by the brokerage firm, on either a monthly, quarterly, or yearly basis.

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

  In July 1996, the Company issued Medium Term Notes totaling $60 million. The notes will mature in April 1997 and have a fixed interest rate of 6.00%. In February 1996, $200 million of Medium Term Notes with a coupon interest rate of 5.98% matured. In March 1996, $300 million of term notes with an effective interest rate of 4.46% matured, and the Company redeemed at par its $250 million 10.5% subordinated notes.

  In 1995, the Company had four issuances of Medium Term Notes totaling $160 million. These Medium Term Notes will mature in three to seven years and have a weighted average interest rate of 7.11%. These Medium Term Notes are not redeemable prior to maturity. The discounts on these borrowings are being amortized to interest expense over their terms using the interest method.

  The aggregate amounts of principal maturities for FHLB and other borrowings, excluding unamortized discounts, at December 31, 1996 were (dollars in thousands):

            1997...................... $5,466,882  57.2%
            1998......................  2,813,035  29.4
            1999......................    303,213   3.2
            2000......................    501,358   5.3
            2001......................     41,059   0.4
            Thereafter................    430,532   4.5
                                       ---------- -----
                                       $9,556,079 100.0%
                                       ========== =====

 Mandatorily Redeemable Capital Securities of Subsidiary Trust

  In December 1996, Ahmanson Trust I (the "capital trust"), a wholly-owned subsidiary of the Company, issued $150 million of 8.36% Company-obligated mandatorily redeemable capital securities, Series A, of subsidiary trust holding solely Junior Subordinated Deferrable Interest Debentures of the Company. In connection with the capital trust's issuance of these securities, the Company issued to the capital trust $154.6 million principal amount of its 8.36% subordinated notes, due December 2026 (the "subordinated notes"). The sole assets of the capital trust are and will be the subordinated notes.

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

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

 Cash and Cash Equivalents

  The carrying amounts of cash and cash equivalents approximate fair value due to the short-term nature of these items and because they do not present significant credit concerns.

 Amortizing Swap Agreements

  The fair value of the Company's amortizing swap agreements reflect the estimated amounts the Company would have paid to the counterparties if the agreements had been terminated early as of the end of 1996 and 1995, respectively.

 Investment Securities and MBS

  The fair value of investment securities with maturities greater than 90 days and the fair value of MBS are based on bid prices published in financial newspapers or bid quotations received from securities dealers.

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

  The fair values of consumer and business loans are calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loans.

 MSR

  The fair value of MSR on the Company's portfolio of loans serviced for investors is determined based on the estimated discounted net cash flow to be received, less the estimated cost of servicing and credit enhancements.

 Deposits

  The fair value of deposits with no stated maturity ("core deposits") is equal to the amount payable on demand. The fair value of term accounts is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for alternative sources of funds with comparable remaining maturities. These amounts do not include the fair value of a core deposit intangible asset as it is not a financial instrument as defined by the FASB. If this asset was considered at December 31, 1996 and 1995, the Company estimates the fair value of the core deposit intangible would have been $1.636 billion and $1.238 billion, respectively, at those dates, which is not reflected in the accompanying Consolidated Statements of Financial Condition. The Company estimated the fair value ascribed to the core deposit intangible by estimating the cost savings from the low cost of such deposits over their estimated life and discounting the results using an incremental cost of funds rate.

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

 Borrowings

  The fair value of borrowings is estimated based on the discounted value of contractual cash flows. The discount rates are estimated using rates currently available to the Company for borrowings with similar terms and remaining maturities.

 Capital Securities of Subsidiary Trust

  The fair value of the Capital Securities of Subsidiary Trust is based on bid prices published in financial newspapers or bid quotations received from securities dealers.

  The estimated fair values of the Company's financial instruments at December 31, 1996 and 1995 were as follows:

                                         1996                     1995
                                -----------------------  -----------------------
                                 CARRYING      FAIR       CARRYING      FAIR
                                  AMOUNT       VALUE       AMOUNT       VALUE
                                ----------- -----------  ----------- -----------
                                                (IN THOUSANDS)
   Cash and cash equivalents..  $ 1,443,860 $ 1,443,860  $ 1,147,156 $ 1,147,156
   Amortizing swap agreements.          --         (256)         --        2,600
   Investment securities......       11,597      11,615       12,356      12,392
   MBS........................   14,296,512  14,341,209   16,152,142  16,291,911
   Loans receivable, net......   31,789,158  31,604,189   31,255,379  31,511,907
   MSR........................       88,074     184,646       63,696     142,612
   Deposits...................   34,773,945  33,137,856   34,244,481  33,689,750
   Short-term borrowings......    2,030,529   2,040,621    3,519,311   3,599,300
   FHLB and other borrowings..    9,549,992   9,597,455    8,717,117   8,915,347
   Capital Securities of
    Subsidiary Trust..........      148,413     151,298          --          --

(11) INCOME TAXES

  The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is established if a deferred tax asset is not more likely than not to be realized. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in statutory tax rates is recognized in net income in the period that includes the enactment date.

  The Company files a consolidated federal income tax return. The Company or its subsidiaries file returns in various states. The federal and state income tax allocation policy of the consolidated group generally provides that each subsidiary's tax is allocated as though it were filing as a separate company.

  Provisions of the Small Business Job Protection Act of 1996 (the "Act") significantly altered the Company's tax bad debt deduction method and the circumstances that would require a tax bad debt reserve recapture. Prior to enactment of the Act, savings institutions were permitted to compute their tax bad debt deduction through use of either the reserve method or the percentage-of-taxable income method. The Act repealed both of these methods for large savings institutions and allows for bad debt deductions using the charge-off method. While repealing the reserve method for computing bad debt deductions, the Act retained existing base year tax bad debt reserves and requires that these reserves be recaptured into taxable income only in limited situations, such as in the event of certain excess distributions or complete liquidation. None of the limited circumstances requiring recapture are contemplated by the Company. The amount of the Company's tax bad debt reserves subject to recapture in these circumstances approximated $691 million at December 31, 1996. Due to

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES the indefinite nature of the recapture provisions, no tax liability has been established in the accompanying Consolidated Financial Statements.

  During 1994 the Company entered into a final settlement with the Internal Revenue Service (the "IRS") for taxable years 1983 through 1989 which resolved disputes on various issues. The Company adjusted its tax liability based upon this settlement. The IRS is currently examining the Company's tax returns for the years 1990 through 1993.

  The provision for income taxes from continuing operations consisted of:

                                                     YEARS ENDED DECEMBER 31,
                                                    ---------------------------
                                                      1996      1995     1994
                                                    --------  -------- --------
                                                          (IN THOUSANDS)
   Current:
     Federal....................................... $(60,283) $258,105 $147,907
     State and local...............................   20,962    61,403   50,744
                                                    --------  -------- --------
                                                     (39,321)  319,508  198,651
                                                    --------  -------- --------
   Deferred:
     Federal.......................................  108,349    51,161  (16,070)
     State and local...............................  (33,728)    3,031   (9,269)
                                                    --------  -------- --------
                                                      74,621    54,192  (25,339)
                                                    --------  -------- --------
                                                    $ 35,300  $373,700 $173,312
                                                    ========  ======== ========

  Total income taxes (benefits) were allocated as follows:

                                                     YEARS ENDED DECEMBER 31,
                                                    ---------------------------
                                                      1996      1995     1994
                                                    --------  -------- --------
                                                          (IN THOUSANDS)
   Continuing operations........................... $ 35,300  $373,700 $173,312
   Goodwill........................................      --        --   (34,382)
   Stockholders' equity............................  (73,033)   50,656  (56,708)
   Other assets or liabilities.....................      (25)       43     (773)
                                                    --------  -------- --------
         Total income taxes (benefits)............. $(37,758) $424,399 $ 81,449
                                                    ========  ======== ========

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 were as follows:

                                                             DECEMBER 31,
                                                          --------------------
                                                            1996       1995
                                                          ---------  ---------
                                                            (IN THOUSANDS)
   Deferred tax assets:
     Provision for losses on loans and REO............... $ 179,218  $ 209,044
     Basis differences on REI and partnerships...........    25,330     65,856
     Delinquent accrued interest.........................     2,320      5,716
     State and local taxes...............................       --      15,525
     Purchase accounting differences.....................    27,857     24,327
     Compensation differences............................    10,688      9,500
     Net operating losses................................     4,876     18,813
     Investment in subsidiaries..........................    49,161     51,756
     Unrealized loss on securities.......................    54,407        --
     Other...............................................     3,260        898
                                                          ---------  ---------
       Total deferred tax assets.........................   357,117    401,435
     Valuation allowance.................................    (6,897)   (51,756)
                                                          ---------  ---------
       Total deferred tax assets, net of valuation
        allowance........................................   350,220    349,679
                                                          ---------  ---------
   Deferred tax liabilities:
     Loan fee income.....................................  (191,657)  (205,915)
     FHLB stock dividends................................  (126,753)  (120,220)
     Gains on loan sales.................................   (23,981)   (15,477)
     Accrued interest on tax settlements.................   (16,909)   (17,817)
     Basis difference on premises and equipment..........   (35,358)   (14,613)
     State and local taxes...............................    (6,074)       --
     Recurring liabilities...............................    (5,788)   (20,219)
     Unrealized gains on securities......................       --      (4,871)
                                                          ---------  ---------
       Total deferred tax liabilities....................  (406,520)  (399,132)
                                                          ---------  ---------
       Net deferred tax liability........................ $ (56,300) $ (49,453)
                                                          =========  =========

  The Company establishes a valuation allowance if it does not determine that a deferred tax asset is more likely than not to be realized. The valuation allowance at December 31, 1996 and 1995 relates to the realizability of tax basis differences on subsidiaries.

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

  Income taxes in the accompanying Consolidated Financial Statements have been provided at effective tax rates of 19.6% (1996), 45.3% (1995) and 42.2%
(1994). These rates differ from statutory federal income tax rates. The differences were as follows:

                                          YEARS ENDED DECEMBER 31,
                                 ----------------------------------------------
                                      1996            1995           1994
                                 ---------------  -------------  --------------
                                           (DOLLARS IN THOUSANDS)
Taxes at statutory rate........  $ 63,195   35.0% $288,626 35.0% $143,736  35.0%
Increases (reductions) in taxes
 resulting from:
  State income tax, net of
   federal income tax benefit..     8,602    4.7    41,882  5.1    34,690   8.5
  Tax basis adjustments for
   assets and liabilities of
   companies acquired..........       --     --     38,983  4.7    16,986   4.1
  Valuation allowance
   reduction, net of federal
   income tax benefit..........   (35,400) (19.6)      --   --        --    --
  Reduction of liabilities from
   prior periods...............    (1,000)  (0.5)      --   --    (20,000) (4.9)
  Tax rate changes.............       --     --        --   --     (3,100) (0.8)
  Other........................       (97)   --      4,209  0.5     1,000   0.3
                                 --------  -----  -------- ----  --------  ----
Provision for income taxes.....  $ 35,300   19.6% $373,700 45.3% $173,312  42.2%
                                 ========  =====  ======== ====  ========  ====

  The Company had total net operating losses of $13.9 million at December 31, 1996. Included in the total are $7.4 million of acquired net operating losses which expire in 2001 and are subject to limitations under Internal Revenue Code Section 382 which limit the Company's use of the losses to $16.8 million each year. The remaining $6.5 million of net operating losses expire in 2009 and are attributable to a subsidiary that is not included in the federal consolidated income tax return of the Company.

(12) CONTINGENT LIABILITIES

  The Company is involved in litigation and may be subject to claims arising in the normal course of business. In the opinion of management the amount of ultimate liability with respect to these matters in the aggregate will not have a material adverse effect on the Company.

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

(13) INCOME PER COMMON SHARE AND STOCKHOLDER RIGHTS

  The following is a summary of the calculation of income per common share:

                                              YEARS ENDED DECEMBER 31,
                                         -------------------------------------
                                            1996         1995         1994
                                         -----------  -----------  -----------
                                          (DOLLARS IN THOUSANDS, EXCEPT PER
                                                     SHARE DATA)
Primary income per common share:
  Income before cumulative effect of
   accounting change.................... $   145,258  $   450,946  $   237,358
  Less accumulated dividends on
   preferred stock......................     (44,921)     (50,430)     (50,430)
                                         -----------  -----------  -----------
  Income attributable to common shares
   before cumulative effect of
   accounting change....................     100,337      400,516      186,928
  Cumulative effect of change in
   accounting for goodwill..............         --      (234,742)         --
                                         -----------  -----------  -----------
    Net income attributable to common
     shares............................. $   100,337  $   165,774  $   186,928
                                         ===========  ===========  ===========
  Weighted average number of common
   shares outstanding................... 108,770,660  117,336,793  117,014,262
  Dilutive effect of outstanding common
   stock equivalents....................     978,263      737,298      355,169
                                         -----------  -----------  -----------
  Weighted average number of common
   shares as adjusted for calculation of
   primary income per share............. 109,748,923  118,074,091  117,369,431
                                         ===========  ===========  ===========
  Primary income per common share before
   cumulative effect of accounting
   change............................... $      0.91  $      3.39  $      1.59
  Cumulative effect of change in
   accounting for goodwill..............         --         (1.99)         --
                                         -----------  -----------  -----------
    Primary income per common share..... $      0.91  $      1.40  $      1.59
                                         ===========  ===========  ===========
Fully diluted income per common share:
  Income before cumulative effect of
   accounting change.................... $   145,258  $   450,946  $   237,358
  Less accumulated dividends on
   preferred stock......................     (44,921)     (33,180)     (33,180)
                                         -----------  -----------  -----------
  Income attributable to common shares
   before cumulative effect of
   accounting change....................     100,337      417,766      204,178
  Cumulative effect of change in
   accounting for goodwill..............         --      (234,742)         --
                                         -----------  -----------  -----------
    Net income attributable to common
     shares............................. $   100,337  $   183,024  $   204,178
                                         ===========  ===========  ===========
  Weighted average number of common
   shares outstanding................... 108,770,660  117,336,793  117,014,262
  Dilutive effect of outstanding common
   stock equivalents....................     978,263   13,041,268   11,931,980
                                         -----------  -----------  -----------
  Weighted average number of common
   shares as adjusted for calculation of
   fully diluted income per share....... 109,748,923  130,378,061  128,946,242
                                         ===========  ===========  ===========
  Fully diluted income per common share
   before cumulative effect of
   accounting change.................... $      0.91  $      3.20  $      1.58
  Cumulative effect of change in
   accounting for goodwill..............         --         (1.80)         --
                                         -----------  -----------  -----------
    Fully diluted income per common
     share.............................. $      0.91  $      1.40  $      1.58
                                         ===========  ===========  ===========

  Common stock equivalents identified by the Company in determining its primary earnings per common share are stock options and options with stock appreciation rights. In addition, common stock equivalents used in the determination of fully diluted earnings per common share include the effect of the 6% Cumulative Convertible Preferred Stock, Series D, which is convertible into 11.8 million shares of Common Stock at $24.335 per share of Common Stock.

  The Company has a stockholder rights plan (the "Rights Plan") under which the Company distributed one common stock purchase right (a "Primary Right") and one preferred stock purchase right (a "Secondary

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

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

(14) REGULATORY CAPITAL AND DIVIDENDS

  The Office of Thrift Supervision ("OTS") has adopted regulations ("OTS Regulations") that contain a capital standard for savings institutions. Home Savings is in compliance with the OTS Regulations at December 31, 1996. The following table shows the capital amounts and ratios of Home Savings at December 31, 1996:

                                                                BALANCE   RATIO
                                                               ---------- -----
                                                                 (DOLLARS IN
                                                                  THOUSANDS)
   Tangible capital (to adjusted total assets)................ $2,741,733  5.55%
   Core capital (to adjusted total assets)....................  2,745,817  5.56
   Core capital (to risk-weighted assets).....................  2,745,817  8.67
   Total risk-based capital (to risk-weighted assets).........  3,414,861 10.78

  The payment of dividends is subject to certain federal income tax consequences. Specifically, Home Savings is capable of paying dividends to Ahmanson in any year without incurring tax liability only if such dividends do not exceed both the tax basis current year earnings and profits and accumulated tax earnings and profits as of the beginning of the year.

  Thirty days' prior notice to the OTS of the intent to declare dividends is required for the declaration of such dividends by Home Savings. The OTS Regulations generally allow a savings institution which meets its capital requirements to distribute without OTS approval dividends up to 100% of the institution's net income during a calendar year plus the amount that would reduce the institution's "surplus capital ratio" (the excess over its capital requirement) to one-half of its surplus capital ratio at the beginning of the calendar year. At January 1, 1997 Home Savings could have paid dividends of approximately $440.3 million without OTS approval. However, the OTS has the authority to preclude the declaration of any dividends or adopt more stringent amendments to the OTS Regulations.

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

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

  The following table sets forth the Plan's funded status and liabilities accrued in the Company's Consolidated Statements of Financial Condition at December 31, 1996 and 1995:

                                                               DECEMBER 31,
                                                             ------------------
                                                               1996      1995
                                                             --------  --------
                                                              (IN THOUSANDS)
   Actuarial present value of benefit obligations:
     Vested accumulated benefits...........................  $231,480  $198,570
     Nonvested accumulated benefits........................     7,696     5,530
                                                             --------  --------
       Total accumulated benefits..........................  $239,176  $204,100
                                                             ========  ========
     Projected benefit obligation for service rendered to
      date.................................................  $261,027  $224,888
   Plan assets at fair value; primarily listed common
    stocks, U.S. government obligations and corporate bonds
    and debentures.........................................   306,200   253,602
                                                             --------  --------
   Funded status--Plan assets in excess of projected
    benefit................................................    45,173    28,714
   Items not yet recognized in income:
     Unrecognized net loss.................................    10,588    13,004
     Prior service cost not yet recognized in net periodic
      pension cost.........................................       378       517
     Unrecognized transition asset being recognized over
      8.8 years............................................      (577)   (1,595)
                                                             --------  --------
       Prepaid pension cost................................  $ 55,562  $ 40,640
                                                             ========  ========

  Net pension expense for the Plan for 1996, 1995 and 1994 included the following components:

                                                   1996      1995      1994
                                                 --------  --------  --------
                                                       (IN THOUSANDS)
   Service cost-benefits earned during the
    period...................................... $  9,863  $  9,006  $ 10,004
   Interest cost on projected benefit
    obligations.................................   16,963    16,056    13,741
   Actual return on plan assets.................  (49,920)  (43,221)   (3,874)
   Net amortization and deferral................   26,172    24,015   (13,754)
                                                 --------  --------  --------
         Net pension expense.................... $  3,078  $  5,856  $  6,117
                                                 ========  ========  ========

  As prescribed by SFAS No. 87, the Company uses the projected unit credit actuarial cost method for financial reporting purposes. The discount rate and weighted average rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligations for the qualified plan were 7.75% and 4.75%, respectively, as of December 31, 1996. The expected long-term weighted average rate of return on assets was 9.0%.

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

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

  The following table sets forth the Nonqualified Plans' funded status and liabilities accrued in the Company's Consolidated Statements of Financial Condition at December 31, 1996 and 1995:

                                                              DECEMBER 31,
                                                            ------------------
                                                              1996      1995
                                                            --------  --------
                                                             (IN THOUSANDS)
   Actuarial present value of benefit obligations:
     Vested accumulated benefits........................... $ 25,347  $ 23,893
     Nonvested accumulated benefits........................      631       165
                                                            --------  --------
       Total accumulated benefits.......................... $ 25,978  $ 24,058
                                                            ========  ========
     Projected benefit obligation for service rendered to
      date................................................. $ 28,365  $ 26,176
   Plan assets at fair value...............................      --        --
                                                            --------  --------
   Funded status--Projected benefit in excess of plan
    assets.................................................  (28,365)  (26,176)
   Items not yet recognized in income:
     Unrecognized net loss.................................    5,065     4,085
     Prior service cost not yet recognized in net periodic
      pension cost.........................................    4,680     4,298
     Unrecognized net obligation being recognized over 15
      years................................................    1,428     1,739
     Adjustment required to reflect minimum liability......   (8,785)   (7,917)
                                                            --------  --------
     Accrued pension cost included in "Other liabilities".. $(25,977) $(23,971)
                                                            ========  ========

  The net pension expense for the Nonqualified Plans for 1996, 1995 and 1994 included the following components:

                                                            1996   1995   1994
                                                           ------ ------ ------
                                                              (IN THOUSANDS)
   Service cost-benefits earned during the period......... $  315 $  208 $   73
   Interest cost on projected benefit obligations.........  1,956  2,001  1,825
   Net amortization and deferral..........................    891    751    959
                                                           ------ ------ ------
         Net pension expense.............................. $3,162 $2,960 $2,857
                                                           ====== ====== ======

  The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation for the Nonqualified Plans were 7.75% and 4.75%, respectively, as of December 31, 1996.

  The Company has a Savings Plan for employees which allows participants to make contributions by salary deduction equal to 15% or less of their salary pursuant to Section 401(k) of the Internal Revenue Code. Employee contributions are generally matched by the Company at the rate of one dollar per dollar up to 3% of the employee's salary. Employees vest immediately in their own contributions and they vest in the Company's contributions based on years of service. Total Company contributions and administrative expenses of the Savings Plan were $6.1 million, $7.2 million and $7.1 million in 1996, 1995 and 1994, respectively.

 Other Postretirement Benefit Plans

  The Company provides certain postretirement benefits, including health care, life insurance and dental care, to qualifying retired employees. The level of these postretirement benefits are at the discretion of the Company. The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.75% as of December 31, 1996. The Company accounts for other postretirement benefits using SFAS No. 106, "Employers' Accounting for Post Retirement Benefits Other Than Pensions." SFAS No. 106 requires accrual, during the years employees render service to earn the benefits, of the expected cost of providing the benefits to the employees, their beneficiaries and covered dependents.

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

  The following table sets forth the accumulated postretirement benefits obligation at December 31, 1996 and 1995:

                                                               DECEMBER 31,
                                                             ------------------
                                                               1996      1995
                                                             --------  --------
                                                              (IN THOUSANDS)
   Accumulated postretirement benefit obligation:
     Retirees............................................... $ 11,333  $ 13,779
     Fully eligible active employees........................      402     1,101
     Other active employees.................................      656     1,465
                                                             --------  --------
       Total accumulated postretirement benefit obligation..   12,391    16,345
   Plan assets at fair value................................      --        --
                                                             --------  --------
   Funded status--Accumulated benefit obligation in excess
    of plan assets..........................................  (12,391)  (16,345)
   Unrecognized transition obligation being recognized over
    20 years................................................   11,545    13,693
   Unrecognized (gain) loss.................................     (360)    1,604
                                                             --------  --------
     Accrued postretirement benefit cost included in "Other
      liabilities".......................................... $ (1,206) $ (1,048)
                                                             ========  ========

  The total postretirement benefit expense for the Plan for 1996, 1995, and 1994 included the following components:

                                                               DECEMBER 31,
                                                           --------------------
                                                            1996   1995   1994
                                                           ------ ------ ------
                                                              (IN THOUSANDS)
   Service cost........................................... $  131 $  207 $  348
   Amortization of transition obligation..................    806    806    806
   Interest cost..........................................  1,174  1,400  1,205
                                                           ------ ------ ------
       Total postretirement benefit expense............... $2,111 $2,413 $2,359
                                                           ====== ====== ======

 STOCK COMPENSATION PLANS

  As of December 31, 1996 there were 4,616,478 shares of the Company's Common Stock available for awards and grants to officers, key employees and directors of the Company under the 1993 Stock Incentive Plan (the "1993 Plan"). The 1993 Plan, the 1984 Stock Incentive Plan ("the 1984 Plan") and the Long-Term Management Performance Plan (the "1979 Plan") provide for the issuance of Incentive and Nonqualified Stock Options and Restricted Stock Awards ("RSAs"). No further awards may be made under the 1984 and 1979 Plans. The 1993 and 1984 Plans also provide for the issuance of Stock Appreciation Rights ("SARs") in tandem with Nonqualified and Incentive Stock Options. Nonqualified and Incentive Stock Options permit participants to purchase shares of the Company's Common Stock at a price per share not less than the fair market value per share on the date of grant. RSAs provide for the issuance of shares of the Company's Common Stock without payment or upon payment by the participants of up to 10% of the fair market value of the shares. SARs provide the recipient with the right to receive payment in cash or shares of the Company's Common Stock equal to the appreciation in value of the optioned shares from the date of grant in lieu of exercising the related stock option. These SARs become exercisable at the same times as the related options.

  Generally, awards vest over a period of six months to three years from the date of grant and have exercise periods of ten years and one month from the date of grant. Options expiring through 2003 are all currently exercisable. The options expiring in 2005 are exercisable in annual increments of 33 1/3% commencing in 1996, except options for 435,396 shares which were exercisable in 1995; 197,927 shares which were exercisable in 1996; and 31,923 shares which are exercisable in 1998. The options expiring in 2006 are exercisable in annual increments of 33 1/3% commencing in 1997, except options for 661,645 shares which were exercisable in 1996; 230,202 shares which are exercisable in 1997; and 20,000 shares which are exercisable in 1999.

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

  The Company adopted SFAS No. 123 as of January 1, 1996. SFAS No. 123 is effective for financial statements for the years ended December 31, 1996 and 1995, application to the year ended December 31, 1994 financial statements is prohibited. At December 31, 1996, the Company had three stock compensation plans which the Company continues to account for in accordance with APB No.
25. Total compensation expense related to these stock compensation plans was $1.1 million, $4.7 million and $0.1 million for 1996, 1995 and 1994, respectively. Had compensation cost for the Company's stock compensation plans been determined consistent with the alternate method permitted by SFAS No. 123, the Company's net income and income per share would have been reduced to the pro forma amounts indicated below (dollars in thousands except per share data):

                                                                1996     1995
                                                              -------- --------
   Net income:
     As reported............................................. $145,258 $216,204
     Proforma................................................  140,942  214,601
   Primary income per share:
     As reported............................................. $   0.91 $   1.40
     Proforma................................................     0.87     1.39
   Fully diluted income per share:
     As reported............................................. $   0.91 $   1.40
     Proforma................................................     0.87     1.39


  The fair value of each option granted in 1996 and 1995, estimated on December 31, 1996 and 1995, using the Black-Scholes option-pricing model, was computed based on the following weighted average assumptions:

                                           1996                   1995
                                   ---------------------  ---------------------
                                   STOCK OPTIONS  RSAS    STOCK OPTIONS  RSAS
                                   ------------- -------  ------------- -------
Dividend yield....................       2.71%      2.71%       3.32%      3.32%
Expected volatility...............      31.49      24.15       31.96      23.72
Risk-free interest rate...........       6.29       6.01        5.50       5.24
Expected lives....................    7 years    3 years     7 years    3 years

  The following is a summary of RSA transactions in 1996, 1995 and 1994. Final restrictions lapse in the year 2000.

                               1996              1995               1994
                         ----------------- ------------------ -----------------
                                  WEIGHTED           WEIGHTED          WEIGHTED
                                  AVERAGE            AVERAGE           AVERAGE
                                  ISSUANCE           ISSUANCE          ISSUANCE
                         SHARES    PRICE    SHARES    PRICE   SHARES    PRICE
                         -------  -------- --------  -------- -------  --------
Balance beginning of
year....................  65,416   $15.61   172,514   $14.71  259,702   $14.53
  Granted and issued.... 113,147    24.67     9,000    21.21      --
                         -------           --------           -------
                         178,563            181,514           259,702
  Canceled..............     --              (9,911)   16.20  (11,917)   14.48
  Restrictions lapsed... (67,037)   15.74  (106,187)   14.56  (75,271)   14.12
                         -------           --------           -------
Balance end of year..... 111,526    24.73    65,416    15.61  172,514    14.71
                         =======           ========           =======


   Total compensation expense related to RSAs was $0.4 million, $0.9 million and $1.4 million for 1996, 1995 and 1994, respectively.

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

  At December 31, 1996 options to purchase 3,686,237 shares of the Company's Common Stock under the 1984 and 1993 Plans were outstanding as follows:

                      OPTIONS OUTSTANDING          OPTIONS EXERCISABLE
                 ----------------------------- ----------------------------
                                      WEIGHTED           WEIGHTED
     RANGE OF                         AVERAGE            AVERAGE
     EXERCISE              EXPIRATION EXERCISE           EXERCISE  SHARES
      PRICES      SHARES      DATE     PRICE    SHARES    PRICE   WITH SARS
   ------------  --------- ---------- -------- --------- -------- ---------
                        (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
   $ 7.74-20.38     64,216    1997     $15.35     64,216  $15.35    36,326
      16.94         67,515    1998      16.94     67,515   16.94    14,400
    21.56-22.25     89,749    1999      21.83     89,749   21.83    20,202
    13.13-19.25     80,349    2000      15.24     80,349   15.24    68,877
    13.94-18.19    105,358    2001      16.00    105,358   16.00       --
      14.94        101,583    2002      14.94    101,583   14.94       --
    17.13-20.06    625,552    2003      18.28    625,552   18.28       --
    16.00-25.94  1,151,211    2005      19.40    771,805   19.71       --
    23.56-31.38  1,400,704    2006      25.29    661,645   23.93       --
                 ---------                     ---------           -------
                 3,686,237              21.08  2,567,772   19.86   139,805
                 =========                     =========           =======

  There was no compensation expense recognized upon the issuance of options as the exercise price of the options was equal to the market price of the stock on the grant dates. Total compensation expense (credit) related to SARs was $0.7 million, $3.8 million and $(1.3) million for 1996, 1995 and 1994, respectively.

  Option transactions under the 1979, 1984 and 1993 Plans during 1996, 1995 and 1994 were as follows:

                                 1996                1995                1994
                          ------------------- ------------------- -------------------
                                     WEIGHTED            WEIGHTED            WEIGHTED
                                     AVERAGE             AVERAGE             AVERAGE
                                     EXERCISE            EXERCISE            EXERCISE
                           SHARES     PRICE    SHARES     PRICE    SHARES     PRICE
                          ---------  -------- ---------  -------- ---------  --------
Outstanding at beginning
 of year................  3,361,164   $18.35  3,412,598   $17.24  3,525,176   $16.96
  Options granted
    Without SARs........  1,455,286    25.24  1,203,608    19.71    254,465    16.00
  Options canceled
    With SARs...........        --                  --                 (510)   20.38
    Upon exercise of
     SARs...............    (16,422)   18.74   (310,915)   16.73    (27,000)    7.42
    Without SARs........   (106,615)   19.10   (106,153)   17.66    (77,154)   16.51
  Options exercised
    Without SARs........   (950,690)   18.13   (765,524)   16.48   (262,379)   13.52
    With SARs canceled..    (56,486)   19.75    (72,450)   16.32        --
                          ---------           ---------           ---------
Outstanding at end of
 year...................  3,686,237    21.08  3,361,164    18.35  3,412,598    17.24
                          =========           =========           =========
Exercisable at end of
 year...................  2,567,772    19.86  2,342,538    17.68  2,763,186    17.38
                          =========           =========           =========

  The weighted average exercise price of options granted during the year was equal to weighted average fair value.

  As of December 31, 1996, the $77.7 million of stock options outstanding under the 1984 and 1993 Plans have exercise prices between $7.74 and $31.38 and a weighted average remaining contractual life of 7 years.

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

(16) FINANCIAL HIGHLIGHTS BY PRINCIPAL BUSINESS OPERATIONS

  Financial highlights concerning the Company's principal business operations (industry segments) at or for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                             1996         1995         1994
                                          -----------  -----------  -----------
                                                    (IN THOUSANDS)
Revenues:
  Savings and lending...................  $ 3,632,158  $ 4,307,271  $ 3,257,689
  Mortgage banking......................      127,420       85,419       88,873
  REI...................................          958        2,101        1,997
  Corporate and other...................        6,057        2,709        7,172
                                          -----------  -----------  -----------
    Consolidated revenues...............  $ 3,766,593  $ 4,397,500  $ 3,355,731
                                          ===========  ===========  ===========
Operating income before taxes and
 cumulative effect of accounting change:
  Savings and lending...................  $   232,215  $   933,734  $   527,753
  Mortgage banking......................       35,613       18,299       42,747
  REI...................................      (56,180)     (81,844)    (127,068)
  Corporate and other...................      (31,090)     (45,543)     (32,762)
                                          -----------  -----------  -----------
    Consolidated operating income before
     income taxes and cumulative effect
     of accounting change...............  $   180,558  $   824,646  $   410,670
                                          ===========  ===========  ===========
Assets:
  Savings and lending...................  $48,473,974  $48,997,401  $53,360,067
  Mortgage banking......................    1,331,260    1,201,055      222,705
  REI...................................      210,585      262,410      439,767
  Corporate and other...................     (113,775)      68,720     (295,746)
                                          -----------  -----------  -----------
    Consolidated assets.................  $49,902,044  $50,529,586  $53,726,793
                                          ===========  ===========  ===========

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

(17) PARENT COMPANY FINANCIAL INFORMATION

  See other Notes to Consolidated Financial Statements.

                                                              DECEMBER 31,
                                                          ---------------------
                                                             1996       1995
                                                          ---------- ----------
                                                             (IN THOUSANDS)
CONDENSED STATEMENTS OF FINANCIAL CONDITION
Assets:
  Cash and amounts due from banks........................ $      596 $      345
  Securities purchased under agreements to resell........     27,700     12,000
  Short-term investments due from Home Savings...........    182,064    296,009
  Other short-term investments...........................      8,976      8,554
                                                          ---------- ----------
    Total cash and cash equivalents......................    219,336    316,908
  Accounts and notes receivable from subsidiaries........    286,289    249,560
  Investment in Home Savings.............................  2,885,151  3,147,445
  Investment in other subsidiaries.......................     54,777     99,991
  Other assets...........................................    136,694    101,931
                                                          ---------- ----------
                                                          $3,582,247 $3,915,835
                                                          ========== ==========
Liabilities and Stockholders' Equity:
  Notes payable.......................................... $1,094,947 $  804,688
  Accrued expenses and other liabilities.................     40,973     37,403
  Income taxes...........................................     13,278     16,822
                                                          ---------- ----------
    Total liabilities....................................  1,149,198    858,913
  Stockholders' equity...................................  2,433,049  3,056,922
                                                          ---------- ----------
                                                          $3,582,247 $3,915,835
                                                          ========== ==========

                                                  YEARS ENDED DECEMBER 31,
                                                ------------------------------
                                                  1996       1995       1994
                                                ---------  ---------  --------
                                                       (IN THOUSANDS)
CONDENSED STATEMENTS OF OPERATIONS
Income:
  Cash dividends from Home Savings............. $ 307,000  $ 410,000  $160,000
  Cash dividends from other subsidiaries.......    35,200     32,000    89,950
  Interest.....................................    35,188     30,549    11,626
  Other income.................................       670        774       694
                                                ---------  ---------  --------
                                                  378,058    473,323   262,270
                                                ---------  ---------  --------
Expenses:
  Interest.....................................    72,806     64,123    50,210
  G&A expenses.................................    10,889     27,197    10,647
  Other expenses...............................     5,975        --        --
  Income tax benefit...........................   (61,324)   (30,439)  (31,939)
                                                ---------  ---------  --------
                                                   28,346     60,881    28,918
                                                ---------  ---------  --------
Income before equity in undistributed net
 income (loss) of subsidiaries.................   349,712    412,442   233,352
Equity in undistributed net income (loss) of
 subsidiaries..................................  (204,454)  (196,238)    4,006
                                                ---------  ---------  --------
Net income..................................... $ 145,258  $ 216,204  $237,358
                                                =========  =========  ========

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

                                                 YEARS ENDED DECEMBER 31,
                                               -------------------------------
                                                 1996       1995       1994
                                               ---------  ---------  ---------
                                                      (IN THOUSANDS)
CONDENSED STATEMENTS OF CASH FLOWS
Cash flows from operating activities:
  Net income.................................. $ 145,258  $ 216,204  $ 237,358
  Adjustments to reconcile net income to net
   cash provided by operating activities:
  Equity in undistributed net income (loss) of
   subsidiaries...............................   204,454    196,238     (4,006)
  Other, net..................................    11,086     39,888      5,130
                                               ---------  ---------  ---------
      Net cash provided by operating
       activities.............................   360,798    452,330    238,482
                                               ---------  ---------  ---------
Cash flows from investing activities:
  Purchase of interest in partnership from a
   subsidiary.................................   (34,888)       --         --
  Purchase of real estate subsidiaries........       --     (29,144)       --
  Capital contributions to Home Savings.......       --     (54,700)  (140,000)
  Capital contributions to subsidiaries.......    (1,081)   (16,878)       --
  Net increase in notes receivable from
   subsidiaries...............................   (40,008)  (229,790)   (13,700)
  Purchase of other investment securities.....   (12,731)   (25,788)   (25,000)
  Proceeds from sale of other investment
   securities.................................    12,731     25,981        --
  Proceeds from sale of real estate
   subsidiary.................................    12,988        --         --
  Maturities of other investment securities...       --      12,189     12,811
  Other, net..................................    (4,822)   (19,281)    (3,119)
                                               ---------  ---------  ---------
      Net cash used in investing activities...   (67,811)  (337,411)  (169,008)
                                               ---------  ---------  ---------
Cash flows from financing activities:
  Dividends on Common Stock ($0.88 per share).   (95,274)  (103,163)  (102,948)
  Dividends on Preferred Stock................   (46,321)   (50,430)   (50,430)
  Common stock purchased for Treasury.........  (381,933)   (62,595)       --
  Preferred stock redeemed....................  (175,000)       --         --
  Net proceeds from issuance of Subordinated
   Debt.......................................       --         --     123,668
  Net proceeds from issuance of Medium Term
   Notes......................................    59,835    159,052        --
  Proceeds from issuance of notes payable to
   subsidiaries...............................   229,307        --       6,745
  Other, net..................................    18,827     15,114      5,296
                                               ---------  ---------  ---------
      Net cash used in financing activities...  (390,559)   (42,022)   (17,669)
                                               ---------  ---------  ---------
Net increase (decrease) in cash and cash
 equivalents..................................   (97,572)    72,897     51,805
Cash and cash equivalents at beginning of
 year.........................................   316,908    244,011    192,206
                                               ---------  ---------  ---------
Cash and cash equivalents at end of year...... $ 219,336  $ 316,908  $ 244,011
                                               =========  =========  =========

  In 1996, Ahmanson purchased the interest in a real estate investment partnership from a subsidiary of Home Savings for $34.9 million and issued $154.6 million in subordinated notes to the Capital Trust. In 1995 Ahmanson purchased the stock of two real estate subsidiaries of Home Savings, with over $75 million of REI assets, for $29.1 million.

(18) SUBSEQUENT EVENT

  On February 17, 1997, the Company proposed a merger transaction with Great Western Financial Corporation ("Great Western"). As originally proposed, Great Western's stockholders would have received in a tax-free exchange 1.05 shares of Ahmanson Common Stock for each share of common stock of Great Western. On March 17, 1997, the Company enhanced its merger proposal by increasing the share exchange ratio and

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES establishing a floating exchange ratio (based on the market value of Ahmanson Common Stock) that would result in the Great Western shareholders receiving between 1.10 and 1.20 shares of Ahmanson Common Stock for each share of common stock of Great Western. Based on the closing price of Ahmanson Common Stock on March 14, 1997 (the last trading day before the announcement of the enhanced proposal) each share of Great Western common stock would have been converted into 1.20 shares of Ahmanson Common Stock. The transaction would be accounted for as a purchase, and is subject to approval by both Ahmanson's and Great Western's stockholders, and by the applicable regulatory agencies.