Form 10-K405/A
period 1996-12-31
AHMANSON H F & CO /DE/
filed 1997-03-31
CIK 771667

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                               FORM 10-K/A

                             AMENDMENT NO. 1

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

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held April 21, 1997 are incorporated by reference into Part III of the Form 10-K for the year ended December 31, 1996.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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

     4.3       Rights Agreement, dated July 26, 1988, between H. F. Ahmanson &
               Company and Union Bank (Exhibit 4.3 to Form 8-K dated July 26,
               1988).

  Management Contracts and Compensatory Plans and Arrangements (Exhibits
  10.1-10.23)

    10.1       H. F. Ahmanson & Company 1984 Stock Incentive Plan (Exhibit
               10.2.3 to Form 10-K for year ended December 31, 1984).

    10.1.1     Amendment to H. F. Ahmanson & Company 1984 Stock Incentive Plan
               (Exhibit 10.2.3.1 to Form 10-K for year ended December 31, 1989).

    10.2       H. F. Ahmanson & Company 1993 Stock Incentive Plan as amended
               (Exhibit 10.2 to Form 10-K for year ended December 31, 1996).

    10.3       H. F. Ahmanson & Company Executive Stock Option Award Guidelines.
               (Exhibit 10.3 to Form 10-K for year ended December 31, 1996).

    10.4 H. F. Ahmanson & Company 1988 Directors' Stock Incentive Plan, as amended (Exhibit 10.9.25 to Form 10-K for year ended December 31,
               1989).

    10.5       H. F. Ahmanson & Company 1996 Nonemployee Directors' Stock
               Incentive Plan (Exhibit 10.19 to Form 10-K for year ended
               December 31, 1995).

    10.6 H. F. Ahmanson & Company Executive Long-Term Incentive Plan as amended (Exhibit 10.6 to Form 10-K for year ended December
               31, 1996).

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

    10.10      Capital Accumulation Plan of H. F. Ahmanson & Company.

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

    10.11.1    First Amendment to Supplemental Executive Retirement Plan of H.
               F. Ahmanson & Company.

    10.12 Senior Supplemental Executive Retirement Plan of H. F. Ahmanson and Company, as amended and restated (Exhibit 10.17.1 to Form 10-
               K for year ended December 31, 1995).

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

    10.15      H. F. Ahmanson & Company Supplemental Long Term Disability Plan
               (Exhibit 10.9.31 to Form 10-K for year ended December 31, 1989).

    10.16 Executive Medical Reimbursement Plan (Exhibit 10.9.8 to Form 10-K for year ended December 31, 1984).

    10.16.1    Amendment to Executive Medical Reimbursement Plan adopted March
               24, 1987 (Exhibit 10.9.8.1 to Form 10-K for year ended December
               31, 1986).

    10.17      Financial Counseling Plan for Executives, as amended (Exhibit
               19.6 to Form 10-Q for quarter ended September 30, 1985).

    10.17.1    Amendment to Financial Counseling Plan for Executives adopted
               March 24, 1987 (reference is made to Exhibit 10.9.8.1 to Form 10-
               K for year ended December 31, 1986).

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

    10.18.2    Second Amendment to Outside Directors' Elective Deferred
               Compensation Plan of H. F. Ahmanson & Company.

    10.19      Outside Directors' Capital Accumulation Plan of H. F. Ahmanson &
               Company.

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

    10.21      H. F. Ahmanson & Company Griffin Investment Account (Exhibit
               10.9.21 to Form 10-K for year ended December 31, 1989).

    10.21.1    First Amendment to H. F. Ahmanson & Company Griffin Investment
               Account (Exhibit 19.2 to Form 10-Q for quarter ended September
               30, 1990).

    10.22      Amended Form of Employment Agreement between H. F. Ahmanson &
               Company and executive officers (Exhibit 10.22 to Form 10-K for year ended December 31, 1996).

    10.23      Amended Form of Indemnity Agreement between H. F. Ahmanson &
               Company and directors and executive officers (Exhibit 10.13 to Form 10-K for year ended December 31, 1989).

    21         Subsidiaries of H. F. Ahmanson & Company (Exhibit 21 to
               Form 10-K for year ended December 31, 1996).

    23 Independent Auditors' Consent (Exhibit 23 to Form 10-K for year ended December 31, 1996).

    27 Financial Data Schedule (Exhibit 27 to Form 10-K for year ended December 31, 1996).

--------
* Exhibits followed by a parenthetical reference are incorporated by reference herein from the documents described therein. Documents filed prior to May 1985 were filed by H. F. Ahmanson & Company, a California corporation, Commission File No. 1-7108.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irwindale, State of California, on the 28th day of March 1997.

                                          H. F. AHMANSON & COMPANY

                                          By      /s/ Kevin M. Twomey
                                            ___________________________________
                                                      Kevin M. Twomey
                                              Senior Executive Vice President
                                                            and
                                                  Chief Financial Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated below and on the 28th day of March 1997.

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