Form 10-Q
period 1997-03-31
AHMANSON H F & CO /DE/
filed 1997-05-15
CIK 771667

                                  FORM 10-Q


                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.   20549

        (X)       QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               for the quarterly period ended March 31, 1997

                                     OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         for the transition period from              to
                                         ------------    ------------
         Commission File Number                        1-8930
                                                   ------------------

                         H. F. AHMANSON & COMPANY
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)

                 Delaware                                95-0479700
       ------------------------------                 ---------------
      (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                 Identification No.)

      4900 Rivergrade Road, Irwindale, California              91706
      -------------------------------------------            ---------
      (Address of principal executive offices)               (Zip Code)

      Registrant's telephone number, including area code. (818) 960-6311
                                                           -------------
                      Exhibit Index appears on page:  34

               Total number of sequentially numbered pages:  35

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No    .
    ----    ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1997: $.01 par value - 100,595,547 shares.

                      PART I.     FINANCIAL INFORMATION



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

H. F. AHMANSON & COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited) (in thousands)


Assets                                                        March 31, 1997       December 31, 1996
------                                                        --------------       -----------------
Cash and amounts due from banks                                $   540,831           $   691,578
Securities purchased under agreements to resell                    283,800               737,500
Other short-term investments                                        12,160                14,782
                                                               -----------           -----------
     Total cash and cash equivalents                               836,791             1,443,860
Other investment securities held to
  maturity [market value
  $3,395 (March 31, 1997) and
  $2,456 (December 31, 1996)]                                        3,426                 2,438
Other investment securities available for
  sale [amortized cost
  $8,582 (March 31, 1997) and
  $8,541 (December 31, 1996)]                                        8,982                 9,159
Investment in stock of Federal Home
  Loan Bank (FHLB), at cost                                        427,500               420,978
Mortgage-backed securities (MBS)
  held to maturity [market value
  $4,893,274 (March 31, 1997) and
  $5,111,367 (December 31, 1996)]                                4,903,351             5,066,670
MBS available for sale [amortized cost
  $9,718,379 (March 31, 1997) and
  $9,359,058 (December 31, 1996)]                                9,513,898             9,229,842
Loans receivable less allowance for losses of
  $387,688 (March 31, 1997) and
  $389,135 (December 31, 1996)                                  30,542,140            30,723,398
Loans held for sale [market value
  $379,889 (March 31, 1997) and
  $1,080,046 (December 31, 1996)]                                  379,548             1,065,760
Accrued interest receivable                                        210,512               209,839
Real estate held for development and
  investment (REI) less allowance for losses of
  $121,318 (March 31, 1997) and
  $132,432 (December 31, 1996)                                     147,425               147,851
Real estate owned held for sale (REO)
  less allowance for losses of
  $29,529 (March 31, 1997) and
  $32,137 (December 31, 1996)                                      233,694               247,577
Premises and equipment                                             412,652               424,567
Goodwill and other intangible assets                               298,887               308,083
Other assets                                                       778,320               602,022
                                                               -----------           -----------
                                                               $48,697,126           $49,902,044
                                                               ===========           ===========

Liabilities, Capital Securities of Subsidiary Trust
---------------------------------------------------
and Stockholders' Equity
------------------------

Deposits:
  Non-interest bearing                                         $ 1,014,874           $   985,594
  Interest bearing                                              33,384,251            33,788,351
                                                               -----------           -----------
                                                                34,399,125            34,773,945
Securities sold under agreements to repurchase                   2,325,000             1,820,000
Other short-term borrowings                                        458,640               210,529
FHLB and other borrowings                                        7,847,454             9,549,992
Other liabilities                                                1,029,512               917,198
Income taxes                                                        90,118                48,918
                                                               -----------           -----------
  Total liabilities                                             46,149,849            47,320,582
Company-obligated mandatorily redeemable capital securities,
  Series A, of subsidiary trust holding solely Junior
  Subordinated Deferrable Interest Debentures of the Company       148,335               148,413
Stockholders' equity                                             2,398,942             2,433,049
                                                               -----------           -----------
                                                               $48,697,126           $49,902,044
                                                               ===========           ===========

H. F. AHMANSON & COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(dollars in thousands except per share data)

                                                                         For the Three
                                                                     Months Ended March 31,
                                                                   -------------------------
                                                                       1997          1996
                                                                   -----------   -----------
Interest income:
  Loans                                                            $   577,533   $   574,855
  MBS                                                                  267,673       308,354
  Investments                                                           16,897        11,661
                                                                   -----------   -----------
      Total interest income                                            862,103       894,870
                                                                   -----------   -----------

Interest expense:
  Deposits                                                             375,139       387,173
  Short-term borrowings                                                 33,120        40,230
  FHLB and other borrowings                                            136,225       150,485
                                                                   -----------   -----------
      Total interest expense                                           544,484       577,888
                                                                   -----------   -----------
      Net interest income                                              317,619       316,982
Provision for loan losses                                               24,223        45,942
                                                                   -----------   -----------
      Net interest income after provision for loan losses              293,396       271,040
                                                                   -----------   -----------
Noninterest income:
  Gain on sales of loans                                                 7,989        15,028
  Loan servicing income                                                 16,748        15,145
  Banking and other retail service fees                                 29,334        14,223
  Other fee income                                                      16,381        12,596
  Gain on sale of Arizona retail deposit branch system                  15,956          -
  Other operating income                                                 2,461         3,538
                                                                   -----------   -----------
                                                                        88,869        60,530
                                                                   -----------   -----------
Noninterest expense:
  Compensation and other employee expenses                              95,468        97,444
  Occupancy expenses                                                    26,712        29,238
  Federal deposit insurance premiums and assessments                     6,549        20,824
  Other general and administrative expenses                             58,044        45,542
                                                                   -----------   -----------
      Total general and administrative expenses (G&A)                  186,773       193,048
  Operations of REI                                                      1,859         6,743
  Operations of REO                                                     22,108        25,689
  Amortization of goodwill and other intangible assets                   6,390         3,994
                                                                   -----------   -----------
                                                                       217,130       229,474
                                                                   -----------   -----------

Income before provision for income taxes                               165,135       102,096
Provision for income taxes                                              62,042        37,341
                                                                   -----------   -----------
Net income                                                         $   103,093   $    64,755
                                                                   ===========   ===========
Net income attributable to common shares                           $    94,685   $    52,147
                                                                   ===========   ===========

Income per common share:
  Primary                                                          $      0.93   $      0.45
  Fully diluted                                                           0.87          0.45

Common shares outstanding, weighted average:
   Primary                                                         102,308,938   114,781,516
   Fully diluted                                                   113,968,090   126,651,898

Return on average assets                                                  0.84%         0.51%
Return on average equity                                                 17.21%         8.60%
Return on average tangible equity*                                       19.29%         9.18%
Efficiency ratio                                                         49.14%        53.78%



*Net income excluding amortization of goodwill and other intangible assets (net of applicable tax) as a percentage of average equity excluding goodwill and other intangible assets (net of applicable tax).

H. F. AHMANSON & COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

                                                                                      For The Three
                                                                                  Months Ended March 31,
                                                                                 ------------------------
                                                                                     1997         1996
                                                                                 -----------  -----------
Cash flows from operating activities:
 Net income                                                                      $   103,093  $    64,755
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Provision for losses on loans and real estate                                      34,483       59,422
   Proceeds from sales of loans held for sale                                        591,142      956,134
   Loans originated for sale                                                        (327,695)    (631,777)
   Increase in other liabilities                                                     184,168       21,009
   Other, net                                                                        (63,293)     (54,095)
                                                                                 -----------  -----------
    Net cash provided by operating activities                                        521,898      415,448
                                                                                 -----------  -----------

Cash flows from investing activities:
 Principal payments on loans                                                         738,873      466,255
 Principal payments on MBS                                                           344,385      372,830
 Loans originated for investment (net of refinances)                                (758,923)    (537,211)
 Proceeds from maturities of other investment securities                                 165         -
 Proceeds from sales of other investment securities                                     -              77
 Other investment securities purchased                                                (1,187)        -
 Redemption of FHLB stock                                                               -          89,386
 Proceeds from sales of REO                                                          121,314      102,955
 Other, net                                                                         (143,332)     (33,769)
                                                                                 -----------  -----------
    Net cash provided by investing activities                                        301,295      460,523
                                                                                 -----------  -----------
Cash flows from financing activities:
 Net decrease in deposits                                                           (374,820)    (296,553)
 Net decrease in borrowings maturing in 90 days or less                             (186,889)  (1,015,880)
 Proceeds from other borrowings                                                    1,408,068    1,638,723
 Repayment of other borrowings                                                    (2,171,008)  (1,258,394)
 Common stock purchased for treasury                                                 (75,117)     (77,517)
 Dividends to stockholders                                                           (30,496)     (37,662)
                                                                                 -----------  -----------
    Net cash used in financing activities                                         (1,430,262)  (1,047,283)
                                                                                 -----------  -----------
Net decrease in cash and cash equivalents                                           (607,069)    (171,312)

Cash and cash equivalents at beginning of period                                   1,443,860    1,147,156
                                                                                 -----------  -----------
Cash and cash equivalents at end of period                                       $   836,791  $   975,844
                                                                                 ===========  ===========

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                            BASIS OF PRESENTATION

     The preceding condensed consolidated financial statements present financial data of H. F. Ahmanson & Company and subsidiaries. As used herein "Ahmanson" means H. F. Ahmanson & Company, a Delaware corporation, and the "Company" means Ahmanson and its subsidiaries. The Company is one of the largest residential real estate and consumer finance-oriented financial services companies in the United States, and is engaged in consumer and small business banking and related financial services activities. Home Savings of America, FSB ("Home Savings"), a wholly-owned subsidiary of Ahmanson, is currently the largest savings institution in the United States. Certain amounts in prior periods' financial statements have been reclassified to conform to the current presentation.

                                   OVERVIEW

     The Company earned net income during the first quarter of 1997 of $103.1 million, or $0.87 per fully diluted common share, which represents a 59% increase in net income, or 93% per fully diluted common share, compared to the first quarter of 1996 and a 13% increase in net income, or 18% per fully diluted common share, compared to the fourth quarter of 1996. Results for 1997 include an after-tax gain on the sale of the Company's Arizona retail deposit branch system of $9.5 million, or $0.08 per fully diluted common share. Return on equity was 17.2% for the first quarter of 1997, and would have been 15.6% without the Arizona gain, compared to 8.6% for the first quarter of 1996 and 14.7% for the fourth quarter of 1996.

     Cash earnings per share are based on the number of weighted average shares utilized in the computation of the Company's fully diluted earnings per share, with amortization of goodwill and other intangibles (net of applicable taxes) added back to net income. The Company's cash earnings per share are not necessarily comparable to similarly titled measures reported by other companies. Cash earnings per fully diluted share were $0.90 in the first quarter of 1997, compared to $0.46 and $0.77 per fully diluted share in the first and fourth quarters of 1996, respectively. Cash return on equity was 19.3% for the first quarter of 1997, compared to 9.2% and 16.6% for the first and fourth quarters of 1996, respectively. Excluding the Arizona gain, the cash return on equity would have been 17.6%.

RESULTS OF OPERATIONS

     Net interest income totaled $317.6 million for the first quarter of 1997, compared to $317.0 million in the first quarter of 1996, and $317.7 million in the fourth quarter of 1996. The average net interest margin was 2.64% in the first quarter of 1997, compared to 2.62% in the first quarter of 1996, and 2.65% in the fourth quarter of 1996.

     In the first quarter of 1997, noninterest income, excluding the gain on the sale of the Arizona branches, was $72.9 million, an increase of $12.4 million from $60.5 million reported in the first quarter of 1996.

     The Company continues its ongoing strategy of concentrating deposit gathering activities in its key retail markets. In March 1997, the Company completed the sale of its Arizona deposit franchise consisting of four branches and $252 million in deposits for a pre-tax gain of $16.0 million. During the first quarter of 1997, the Company announced the sale of its 12 West Florida branches. That transaction is expected to close in the second quarter of 1997.

     During the first quarter of 1997, fee income from the Personal Financial Services division ("PFS") and Griffin Financial Services unit ("Griffin") continued its improving trend. Fee income from PFS for the first quarter of 1997 was $31.1 million compared to $15.2 million in the first quarter of 1996 and $29.9 million in the fourth quarter of 1996. Griffin fee income also improved in the first quarter of 1997, reaching $5.0 million compared to $3.7 million in the first quarter of 1996 and $4.4 million in the fourth quarter of 1996.

     General and administrative expenses ("G&A") were $186.8 million in the first quarter of 1997, compared to $193.0 million in the first quarter of 1996 and $188.2 million in the fourth quarter of 1996. The first quarter of 1997 included $6.5 million of FDIC assessments while the first and fourth quarters of 1996 included $20.8 million and $1.3 million, respectively.

     The efficiency ratio, defined by the Company as G&A expenses as a percentage of net interest income plus loan servicing, banking and other retail service fees and other fee income, was 49.1% in the first quarter of 1997, compared to 53.8% and 49.5% in the first and fourth quarters of 1996, respectively.

CREDIT COSTS/ASSET QUALITY

     Total credit costs (which includes the provision for loan losses and expenses for the operations of REO) amounted to $46.3 million during the first quarter of 1997, compared to $71.6 million in the first quarter of 1996 and $57.0 million in the fourth quarter of 1996, representing reductions of 35% and 19%, respectively. Credit costs for the first quarter of 1997 reflected both lower net charge-offs and significantly lower nonperforming asset levels compared to the first quarter of 1996. Net charge-offs for the first quarter of 1997 totaled $25.7 million, compared to $41.5 million in the first quarter of 1996 and $38.5 million in the fourth quarter of 1996.

     During the first quarter of 1997, nonperforming assets ("NPAs"), which consist of nonaccrual loans and REO, declined by $53.5 million from year-end 1996, reaching their lowest level since November 1990. At March 31, 1997, NPAs totaled $792.7 million, or 1.63% of total assets, compared to $977.4 million, or 1.96%, at March 31, 1996 and $846.2 million, or 1.70%, at December 31, 1996. NPAs decreased each month during the first quarter of 1997.

     At March 31, 1997, the allowances for loan losses and REO were $387.7 million and $29.5 million, respectively. The ratio of allowances for losses to NPAs equaled 50.7% at March 31, 1997, compared to 41.7% at March 31, 1996 and 48.0% at December 31, 1996.

LOAN ORIGINATIONS

     The Company originated $1.0 billion of mortgage loans in the first quarter of 1997, compared to $1.3 billion in the first quarter of 1996. The Company also funded $136 million in consumer loans during the first quarter of 1997, compared to $17 million in the first quarter of 1996.

CAPITAL

     At March 31, 1997, Home Savings' capital ratios exceeded the regulatory requirements for a bank to be rated "well-capitalized," the highest regulatory standard.

     In the first quarter of 1997, Ahmanson purchased 2.2 million shares of its common stock at an average price of $35.06 per share, for a total of $75.1 million. Between the initiation of the first stock purchase program in October 1995 and March 31, 1997, Ahmanson has purchased 19.2 million common shares, or 16% of the outstanding shares at September 30, 1995, at an average price of $27.11.

     On May 13, 1997, the Company's Board of Directors authorized a new program to purchase an additional $250 million of the Company's common stock, following completion of its existing program. This will be the Company's fourth common stock purchase program. Including this new program, the Company has authorized, since October 1995, the purchase of $900 million of common stock and the redemption of $175 million of preferred stock.

GREAT WESTERN FINANCIAL PROPOSED MERGER

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

     On March 17, 1997, the Company announced that it had enhanced its proposal by establishing a floating exchange ratio for Great Western common shares linked to the market price for Ahmanson common shares. Under the terms of the proposal, each share of common stock of Great Western would be converted into that number of shares of Ahmanson Common Stock equal to (a) $50 divided by (b) the average closing price of Ahmanson Common Stock on the New York Stock Exchange on the 20 trading days preceding approval of the proposed merger by the Office of the Thrift Supervision ("OTS"), provided that each share of common stock of Great Western would be converted into not less than
1.10 nor more than 1.20 shares of Ahmanson Common Stock.

     On May 12, 1997, the Company announced its intent to commence an exchange offer for all outstanding common shares of Great Western. Ahmanson intends to commence the exchange offer as soon as the Securities and Exchange Commission declares effective the exchange offer registration statement. Under the terms of the exchange offer, Great Western stockholders would receive, in a tax-free exchange, between 1.10 and 1.20 Common Shares of Ahmanson for each common share of Great Western. Ahmanson intends, as promptly as practicable after consummation of the exchange offer, to seek to have Great Western consummate the proposed merger.

     The aggregate value of the proposed transaction, based on the currently estimated maximum number of shares of Ahmanson Common Stock to be issued and the closing price of Ahmanson Common Stock on May 9, 1997, is approximately $6 billion.

     The Company believes its proposed merger with Great Western is financially superior for the stockholders of Great Western and is in the best interest of Great Western's employees and customers, the communities which Great Western serves, and the greater Los Angeles region. The Company remains committed to effecting its proposed merger with Great Western. However, no assurance can be given that the merger will be consummated as proposed.

     For further information on the proposed merger, stockholders are encouraged to obtain the Registration Statement on Form S-4 (Registration No. 333-21919) filed with the Securities and Exchange Commission ("SEC") on February 18, 1997, Amendment No. 1 thereto filed with the SEC on March 18, 1997, Amendment No. 2 thereto filed with the SEC on May 13, 1997, any subsequent amendments thereto, the documents incorporated therein by reference and the exhibits thereto.

COMMUNITY REINVESTMENT COMMITMENT

     On March 20, 1997, Home Savings announced a community reinvestment commitment of $70 billion over a 10-year period. The $70 billion commitment, among other things, encompasses four broad categories and proposed lending targets: (1) single family and consumer lending for the underserved (including $45 billion in home (1-4 units) financing and $12 billion in various consumer loan products to minorities and individuals in low to moderate census tracts),
(2) financing for multi-family lending (including $3 billion in multi-family financing of which 35% is estimated to be in low to moderate census tracts),
(3) small business lending (including $10 billion in small business loans) and
(4) philanthropic giving.

     If the proposal to merge with Great Western transaction does not proceed as anticipated, Home Savings will remain committed to the principles contained in its commitment and will stand by a pledge commensurate with its deposit base, assets, market share, and branch network.

                             RESULTS OF OPERATIONS

NET INTEREST INCOME

     Net interest income was $317.6 million in the first quarter of 1997 compared to $317.0 million in the same period of 1996. The following table presents the Company's Consolidated Summary of Average Financial Condition and net interest income for the periods indicated. Average balances on interest-earning assets and interest-costing liabilities are computed on a daily basis and other average balances are computed on a monthly basis. Interest income and expense and the related average balances include the effect of discounts or premiums. Nonaccrual loans are included in the average balances, and delinquent interest on such loans has been deducted from interest income. The average loan balance for the first quarter of 1997 is presented before the deduction of the allowance for loan losses and the average MBS balance for the first quarter of 1997 excludes the effect of the unrealized gain or loss on MBS available for sale. The average loan and MBS balances for the first quarter of 1996 have been restated to be consistent with the presentation for the first quarter of 1997. As a result of these changes the average rates on loans, MBS, total loans and MBS, total interest-earning assets, interest rate spread, and the net interest margin have also been restated for the first quarter of 1996.

                                                      Three Months Ended March 31,
                                    -----------------------------------------------------------------
                                                  1997                             1996
                                    ------------------------------  ------------------------------
                                      Average              Average    Average              Average
                                      Balance    Interest   Rate      Balance    Interest   Rate
                                    -----------  --------  -------  -----------  --------  -------
                                                         (dollars in thousands)
Interest-earning assets:
  Loans                             $31,581,124  $577,533   7.31%   $31,350,744  $574,855   7.33%
  MBS                                14,317,707   267,673   7.40     16,254,076   308,354   7.60
                                    -----------   -------           -----------  --------
     Total loans and MBS             45,898,831   845,206   7.34     47,604,820   883,209   7.42
  Investment securities                 983,885    16,897   6.96        799,981    11,661   5.83
                                    -----------  --------           -----------  --------
  Interest-earning assets            46,882,716   862,103   7.33     48,404,801   894,870   7.40
                                                 --------                        --------
Other assets                          2,144,878                       2,005,370
                                    -----------                     -----------
            Total assets            $49,027,594                     $50,410,171
                                    ===========                     ===========
Interest-costing liabilities:
  Deposits                          $34,670,277   375,139   4.39    $33,924,439   387,173   4.57
                                    -----------  --------           -----------  --------
  Borrowings:
     Short-term                       2,303,269    33,120   5.83      2,671,773    40,230   6.02
     FHLB and other borrowings        8,598,184   133,046   6.28      9,476,696   150,485   6.35
     Trust capital securities           148,362     3,179   8.53           -         -       -
                                    -----------  --------           -----------  --------
     Total borrowings                11,049,815   169,345   6.22     12,148,469   190,715   6.28
                                    -----------  --------           -----------  --------
  Interest-costing liabilities       45,720,092   544,484   4.83     46,072,908   577,888   5.02
                                                 --------                        --------
Other liabilities                       911,137                       1,326,253
Stockholders' equity                  2,396,365                       3,011,010
                                    -----------                     -----------
            Total liabilities and
              stockholders' equity  $49,027,594                     $50,410,171
                                    ===========                     ===========
Excess interest-earning assets/
  Interest rate spread              $ 1,162,624             2.50    $ 2,331,893             2.38
                                    ===========                     ===========
Net interest income/
  Net interest margin                            $317,619   2.64                 $316,982   2.62
                                                 ========                        ========

     Net interest income was reduced by provisions for losses on delinquent interest of $8.0 million and $15.9 million in the first quarter of 1997 and 1996 respectively, related to nonaccrual loans. The provisions had the effect of reducing the net interest margin by 7 basis points and 13 basis points in the respective periods.

     The following table presents the changes for the first quarter of 1997 from the first quarter of 1996 in the Company's interest income and expense attributable to various categories of its assets and liabilities as allocated to changes in average balances and changes in average rates. Because of numerous and simultaneous changes in both balances and rates from period to period, it is not practical to allocate precisely the effects thereof. For purposes of this table, the change due to volume is initially calculated as the current period change in average balance multiplied by the average rate during the preceding year's period and the change due to rate is calculated as the current period change in average rate multiplied by the average balance during the preceding year's period. Any change that remains unallocated after such calculations is allocated proportionately to changes in volume and changes in rates.

                                        Three Months Ended March 31,
                                              1997 Versus 1996
                                      --------------------------------
                                        Increase/(Decrease) Due to
                                      --------------------------------
                                       Volume       Rate       Total
                                     ---------    --------   ---------
                                               (in thousands)
Interest income on:
  Loans                              $  4,260     $ (1,582)   $  2,678
  MBS                                 (32,750)      (7,931)    (40,681)
  Investments                           2,841        2,395       5,236
                                     --------     --------    --------
    Total interest income             (25,649)      (7,118)    (32,767)
                                     --------     --------    --------
Interest expense on:
  Deposits                             15,201      (27,235)    (12,034)
  Short-term borrowings                (5,786)      (1,324)     (7,110)
  FHLB and other borrowings           (16,615)        (824)    (17,439)
  Trust capital securities              3,179         -          3,179
                                     --------     --------    --------
    Total interest expense             (4,021)     (29,383)    (33,404)
                                     --------     --------    --------
          Net interest income        $(21,628)    $ 22,265    $    637
                                     ========     ========    ========

     The preceding two tables identify the components of the changes in net interest income between the first quarter of 1997 and 1996. Net interest income in the first quarter of 1997 increased slightly compared to the first quarter of 1996 despite a decrease of $1.5 billion in earning assets compared with the first quarter of 1996. The increase in net interest income and in the net interest margin was primarily due to a decrease of 19 basis points in the average rates paid on the Company's interest-costing liabilities, partially offset by a decline in the yield earned on the Company's loan and MBS portfolio.

     The decrease in average rates paid on interest-costing liabilities was primarily due to a decrease in the average cost of deposits, and an increase in deposits as a percent of total interest-costing liabilities, both primarily related to the Company's acquisition of the 61 former First Interstate branches in September 1996. Yields on loans and MBS declined from the first quarter of 1996 due to a lower average COFI index, on which the yields on a majority of these assets are based, during the first quarter of 1997 compared with the first quarter of 1996. Although the Company has, since the third quarter of 1996, aggressively marketed loan products with alternative indices which will diversify the Company's interest sensitivity profile, the effect of these products does not yet materially alter the effect of the COFI-indexed component of the loan and MBS portfolio.

     Additionally, net interest income and the net interest margin were constrained by the fact that a higher percentage of interest-earning assets were funded by interest-costing liabilities in the first quarter of 1997 compared to the first quarter of 1996. The resulting decrease of $1.2 billion in excess interest-earning assets in the first quarter of 1997 compared with the first quarter of 1996 was primarily the result of the Company's use of operating cash flows to fund its ongoing common stock repurchases as it redeploys its excess capital to enhance shareholder value.

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

     The Company believes that its net interest income is somewhat insulated from interest rate fluctuations primarily due to the adjustable rate nature of its loan and MBS portfolio. The Company may experience margin compression when increases in market rates, such as the increase in the Federal Funds discount rate announced in March 1997, are not immediately reflected in the yields on the Company's adjustable rate assets or when market conditions cause the Company to pay higher rates for its funds. The addition in 1996 of new loan products tied to the London Interbank Offered Rate ("LIBOR") and yields on U.S. Treasury securities was intended to diversify the interest sensitivity profile of the Company's interest-earning assets. Substantially all ARMs originated since 1981 are contractually limited as to the lifetime maximum interest rates ("rate caps") that may be charged. In the event of sustained significant increases in rates, such rate caps could prevent the Company from further increasing rates on certain loans thus contributing to a decrease in the net interest margin. For information regarding the Company's strategies related to COFI and limiting its interest rate risk, see "Financial Condition- -Asset/Liability Management."

CREDIT COSTS

     PROVISION FOR LOAN LOSSES. The provision for loan losses was $24.2 million in the first quarter of 1997, a decrease of $21.7 million, or 47%, from the $45.9 million provision for the first quarter of 1996. The decrease in the provision was due to lower net charge-offs and the continuing decline in the level of nonperforming assets. For additional information regarding the allowance for loan losses, see "Financial Condition--Asset Quality-- Allowance for Loan Losses."

     OPERATIONS OF REO. Losses from operations of REO were $22.1 million in the first quarter of 1997, a decrease of $3.6 million, or 14% from losses of $25.7 million for the first quarter of 1996. The decrease was primarily due to declines of $2.2 million in the provision for REO losses and $1.3 million in net losses on sales of REO properties. For additional information regarding REO, see "Financial Condition--Asset Quality--NPAs and Potential Problem Loans."

NONINTEREST INCOME

     GAIN ON SALES OF LOANS. During the first quarter of 1997, loans classified as held for sale totaling $581.2 million were sold for a pre-tax gain of $8.0 million compared to loans totaling $939.4 million sold for a pre-tax gain of $15.0 million in the first quarter of 1996. The loans sold in the first quarter of 1997 consisted of $240.3 million in fixed rate loans, $314.0 million in COFI ARMs and $26.9 million in Treasury ARMs. The loans sold in the first quarter of 1996 consisted of $586.0 million in fixed rate loans, $273.6 million in COFI ARMs, and $79.8 million in Treasury ARMs. The Company intends to originate and sell fixed rate mortgage loans and certain ARMs in the secondary market. The sales volume of fixed rate mortgage loans sold during the first quarters of 1997 and 1996 was influenced principally by borrower demand for such loans. In addition, the Company's asset size may be reduced through loan sales as opportunities arise.

     On January 1, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," as amended by SFAS No. 127," "Deferral of the Effective Date of Certain Provisions of FASB No. 125, an Amendment of FASB No. 125." SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on control. Under this approach, after a transfer of financial assets, the Company will recognize the financial and servicing assets it controls and the liabilities incurred, and derecognize financial assets when control has been surrendered and liabilities when extinguished. SFAS No. 125 provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The adoption of SFAS No. 125 and SFAS No. 127 had no material effect on the Company as the Company's prior methods of accounting were generally consistent with the provisions of these Statements.

     The Company capitalizes mortgage servicing rights ("MSR") related to mortgage loans designated for sale. The total cost of the mortgage loans designated for sale is allocated to the MSR and the mortgage loans without the MSR based on their relative fair values. MSR related to loans and MBS sold are amortized in proportion to and over the projected servicing period as a component of loan servicing income. MSR related to MBS available for sale are amortized to interest income on MBS. The MSR are periodically reviewed for impairment based on fair value. The fair value of the MSR, for the purposes of impairment, is measured using a discounted cash flow analysis based on the Company's estimated servicing costs, market prepayment rates, ancillary income and market-adjusted discount rates. Impairment losses, if any, are recognized through a valuation allowance and charged to loan servicing income.
Impairment is measured on a disaggregated basis based on predominant risk characteristics of the underlying mortgage loans. The risk characteristics used by the Company for the purposes of capitalization and impairment evaluation include current loan balance, loan type, loan origination date, loan term, the state where the collateral is located and collateral type. MSR totaling $12.9 million were capitalized in the first quarter of 1997. During the first quarter of 1996, MSR of $22.3 million were capitalized. The changes to the valuation allowance included a provision of $1.0 million and $0.6 million for the first quarter of 1997 and 1996, respectively. There were no charge-offs against this valuation allowance during the first quarter of 1997 and 1996. The valuation allowance for MSR impairment was $2.1 million as of March 31, 1997.

     LOAN SERVICING INCOME. Loan servicing income was $16.7 million in the first quarter of 1997, an increase of $1.6 million, or 11%, from $15.1 million in the first quarter of 1996. The increase was primarily due to a $699.0 million increase in the average portfolio of loans serviced for investors, partially offset by a decline of five basis points in the servicing fee rate to 0.66% and the addition of $1.0 million to the valuation allowance on MSR during the first quarter of 1997 compared to the $0.6 million added to the allowance in the first quarter of 1996. At March 31, 1997 and 1996, the portfolio of loans serviced for investors was $14.0 billion and $13.6 billion, respectively.

     FEE INCOME. Total fee income, consisting of banking and other retail service fees and other fee income, was $45.7 million in the first quarter of 1997, an increase of $18.9 million or 71%, from $26.8 million in the first quarter of 1996. Banking and other retail service fees were $29.3 million in the first quarter of 1997, an increase of $15.1 million, or 106%, from $14.2 million in the first quarter of 1996. The increase was primarily due to the Company's success in building fee-based services and the acquisition of the 61 former First Interstate Bank branches in the third quarter of 1996 which resulted in increases of $9.5 million in service charges on deposit accounts and $1.1 million in business banking fees related to the Company's new small business unit.

     Fee income from other services was $16.4 million in the first quarter of 1997, an increase of $3.8 million, or 30%, from $12.6 million for the first quarter of 1996. The increase was primarily due to increases of $1.3 million in commissions on the higher volume of sales of investment and insurance services and products and $1.6 million in other fees.

     GAIN ON SALE OF RETAIL DEPOSIT BRANCH SYSTEM. In March 1997, the Company sold deposits of $251.9 million and branch premises in Arizona resulting in a pre-tax gain of $16.0 million. The gain is net of expenses associated with the sale.

NONINTEREST EXPENSE

     G&A EXPENSES. G&A expenses were $186.8 million in the first quarter of 1997, a decrease of $6.2 million, or 3%, from $193.0 million in the first quarter of 1996. The components of this decline include was primarily due to a reduction of $14.3 million in FDIC assessments as a result of the recapitalization of the Savings Association Insurance Fund in the third quarter of 1996 and non-recurring severance expenses of approximately $5.0 million in the first quarter of 1996. Partially offsetting these declines were increases in branch operating expenses due to the former First Interstate Bank branches acquired in the third quarter of 1996 and other expenses related to the Company initiatives to offer a greater range of consumer and small business loan products and services. The efficiency ratio was 49.1% in the first quarter of 1997 compared to 53.8% in the first quarter of 1996.

     OPERATIONS OF REI. Losses from operations of REI were $1.9 million in the first quarter of 1997, a decrease of $4.8 million, or 72%, from losses of $6.7 million in the first quarter of 1996. The decrease was primarily due to declines of $2.0 million in operating expenses, $1.8 million in losses on sales and $1.0 million in provision for losses.

     At March 31, 1997, REI totaling $140.6 million were classified as long-term, consisting of four projects located in California, and additional REI totaling $6.8 million were classified as held for sale, which consisted of seven projects located in California which the Company expects to sell in the near term. There were no specific impairment allowances recognized on these REI assets at March 31, 1997 as management believes that the general valuation allowance is adequate to cover impairment.

     The Company is continuing its strategy of exiting the real estate investment business. Although the Company does not intend to acquire new properties, it intends to develop, hold and/or sell its current properties depending on economic conditions. Plans are underway for the sale of several properties in 1997. No new projects have been initiated since 1990.

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

     AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS. Amortization of goodwill and other intangible assets was $6.4 million for the first quarter of 1997, an increase of $2.4 million, or 60%, from $4.0 million for the first quarter of 1996, reflecting the amortization of goodwill resulting from the purchase of the 61 former First Interstate Bank branches in September 1996.

     PROVISION FOR INCOME TAXES. The change in the provision for income taxes primarily reflected the change in pre-tax income between the comparable periods. The effective tax rates for the first quarter of 1997 and 1996 were 37.6% and 36.6%, respectively, reflecting management's estimate of the Company's full year tax provision.

                             FINANCIAL CONDITION

     The Company's consolidated assets were $48.7 billion at March 31, 1997, a decrease of $1.2 billion, or 2%, from $49.9 billion at December 31, 1996. . The loan and MBS portfolio decreased $748.2 million, or 2%, to $45.7 billion during the first quarter of 1997 primarily due to sales of and payments on loans and MBS.

     The Company's gross loan and MBS portfolio was as follows (dollars in thousands):

                              March 31,    Percent of   December 31,  Percent of
                                1997       Portfolio       1996       Portfolio
                             -----------   ----------   -----------   ----------
Real estate loans:
  Single-family              $19,546,692      42.8%     $20,520,469      44.2%
  Multi-family                 9,645,344      21.1        9,557,353      20.6
  Commercial and industrial    1,303,143       2.8        1,338,221       2.8
                             -----------     -----      -----------     -----
                              30,495,179      66.7       31,416,043      67.6
Consumer loans                   761,362       1.7          707,769       1.5
Small business loans              52,835       0.1           54,481       0.1
                             -----------     -----      -----------     -----
    Total loans               31,309,376      68.5       32,178,293      69.2
MBS                           14,417,249      31.5       14,296,512      30.8
                             -----------     -----      -----------     -----
    Total loans and MBS      $45,726,625     100.0%     $46,474,805     100.0%
                             ===========     =====      ===========     =====

     The Company's loan and MBS portfolio is concentrated in the state of California with approximately 75% of the portfolio secured by properties in the state. Only one other state, Florida, represents outstanding portfolio balances of greater than 5% of the total. Due to the concentration of the portfolio in California, the Company has been and will continue to be impacted, beneficially and adversely, by economic cycles of the state. The recent economic upturn in California has contributed to the significant improvement in the Company's credit costs and management believes a continuing positive economic cycle would further improve the Company's credit costs during the remainder of the year.

     During late 1994 the Company began offering ARMs which provide for interest rates that adjust based upon changes in the yields of U.S. Treasury securities. The 12 MAT ARM, which is also tied to U.S. Treasury securities, was introduced in June 1996. The Company originated $474.1 million of 12 MAT ARMs and $38.2 million of other Treasury ARMs during the first quarter of 1997. At March 31, 1997, there were $1.5 billion of 12 MAT ARMs in the Company's loan portfolio. Since the second quarter of 1996, the Company has increasingly emphasized the origination of these products over its COFI ARM products in an effort to restructure the interest sensitivity profile of its loan portfolio. Due to the long-time emphasis on originating COFI ARMs and their predominant balance in the current portfolio any benefits from loans tied to other indices will be realized slowly over time.

     The Company's primary business continues to be the origination of loans on residential real estate properties. The Company's loan originations are summarized as follows:

                                       For the Three Months
                                          Ended March 31,
                                    ---------------------------
                                       1997             1996
                                    ----------       ----------
                                          (in thousands)
Real estate loans:
  Fixed rate                        $  354,380        $  744,267
  COFI ARMs                            108,665           478,450
  12 MAT ARMs                          474,059              -
  Treasury ARMs                         38,214            99,807
  LAMA                                   8,996              -
                                    ----------        ----------
                                       984,314         1,322,524
Consumer loans                         135,514            16,550
Small business loans                    14,693              -
                                    ----------        ----------
                                    $1,134,521        $1,339,074
                                    ==========        ==========

     At March 31, 1997, the Company was committed to fund real estate loans totaling $316.2 million, of which $174.7 million, or 55%, were 12 MAT ARMs, $98.7 million, or 31%, were fixed rate loans and $30.0 million, or 9%, were COFI ARMs. Consumer and small business loan commitments were $574.7 million and $49.0 million, respectively, at March 31, 1997. Some loan commitments are expected to expire without being drawn upon. The Company expects to fund loans from its liquidity sources.

     In the first quarter of 1997, approximately 70% of real estate loan originations were on properties located in California. At March 31, 1997, approximately 97% of the real estate loan and MBS portfolio was secured by residential properties, including 76% secured by single family properties.

     The real estate loan and MBS portfolio includes approximately $6.5 billion in loans that were originated with loan-to-value ("LTV") ratios exceeding 80%, or 14% of the portfolio at March 31, 1997. Approximately 10% of loans originated during the first quarter of 1997 had LTV ratios in excess of 80%, all of which were loans on single family properties, including 3% with LTV ratios in excess of 90%. The Company takes the additional risk of originating real estate loans with LTV ratios in excess of 80% into consideration in its loan underwriting and pricing policies.

     At March 31, 1997, the Company's loan portfolio included $761.4 million in consumer loans and $52.8 million in small business loans. The Company is continuing to originate consumer loans through its entire distribution network and began originating small business loans through some of its California branches in the fourth quarter of 1996, with anticipated rollout to all California branches by the end of 1997. Both activities will help achieve the Company's objective of positioning itself as a full-service consumer and small business bank.

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

     In order to manage the interest rate risk inherent in its portfolios of interest-earning assets and interest-costing liabilities, the Company has historically emphasized the origination of ARMs for retention in the loan and MBS portfolio, with the majority of originated ARMs indexed to COFI. The interest rate on COFI ARMs do not immediately reflect current market rate movements (referred to as the "COFI lag"). The COFI lag arises because (1) COFI is determined based on the average cost of all FHLB Eleventh District member savings institutions' interest-costing liabilities, some of which do not reprice immediately and (2) the Company's COFI ARMs reprice monthly based on changes in the cost of such liabilities approximately two months earlier. COFI is subject to influences in addition to changes in market interest rates, such as changes in the roster of FHLB Eleventh District member savings institutions, the aggregate liabilities and the mix of liabilities at such institutions, and legislative and regulatory developments which affect the business of such institutions. Due to the unique characteristics of COFI, the secondary market for COFI loans and MBS is not as consistently liquid as it is for various other loans and MBS.

     During late 1994 the Company began offering ARMs which provide for interest rates that adjust based upon changes in the yields of U.S. Treasury securities ("Treasury ARMs"). The ARM products offered were further expanded in June 1996 with the introduction of 12 MAT ARMs, which are tied to the 12-month moving average of the monthly average one-year constant maturity treasury, and LAMA loans, which are tied to LIBOR 12-month moving average of one-month LIBOR. Since June 1996 the Company has increasingly emphasized the origination of these products over its COFI ARMs in an effort to diversify the interest rate sensitivity of its loan portfolio. In the first quarter of 1997 the Company originated $474.1 million of 12 MAT ARMs and $38.2 million of other Treasury ARMs. The introduction of these new loan products and the sale of certain COFI ARMs is intended to diversify the interest sensitivity profile of the Company's interest-earning assets and over time reduce interest income volatility. However, due to the long-time emphasis on originating COFI ARMs and their predominant balance in the current portfolio, any benefits from loans tied to other indices will be realized slowly over time. At March 31, 1997, approximately 88% of the Company's $45.7 billion loan and MBS portfolio consisted of COFI ARMs, compared to approximately 90% of the $46.4 billion loan and MBS portfolio at December 31, 1996.

     Residential real estate lending is and will continue to be a key component of the Company's business. The First Interstate Bank branch acquisition in the third quarter of 1996 accelerated the Company's progress towards originating consumer and small business loans which generally earn higher rates of interest and have maturities shorter than residential real estate loans.

     The Company's approach to managing interest rate risk includes the changing of repricing terms and spreading of maturities on term deposits and other interest-costing liabilities. The Company manages the maturities of its borrowings to balance changes in the demand for deposit maturities. The Company has adopted a pro-active strategy to increase the percentage of customer checking accounts in its deposit portfolio which the Company believes is a steady funding source having less sensitivity to changes in market interest rates than other funding sources. Checking account balances
increased $57.8 million from December 31, 1996.   For additional information
regarding these and other transactions, see "Results of Operations - Net Interest Income" and "Financial Condition - Liquidity and Capital Resources."

     The following table presents the components of the Company's interest rate sensitive asset and liability portfolios by repricing periods (contractual maturity as adjusted for frequency of repricing) as of March 31, 1997:

                                                                       Repricing Periods
                                                  Percent -------------------------------------------------------------------
                                                    of        Within     7-12            1-5          5-10          Years
                                        Balance    Total    6 Months     Months         Years         Years        Over 10
                                      ----------- ------- -----------  -----------   -----------   -----------  -------------
                                                                                (dollars in thousands)
Interest-earning assets:
Investment securities                 $   735,868    2%   $   733,439   $      -     $     2,429   $     -      $     -
Impact of hedging (LIBOR-indexed
  amortizing swaps)                          -       -        (65,873)         -          65,873         -            -
                                      -----------  ---    -----------   ----------   -----------   -----------  -----------
    Total investment securities           735,868    2        667,566          -          68,302         -            -
                                      -----------  ---    -----------   ----------   -----------   -----------  -----------

Loans and MBS
  MBS
    ARMs                               14,083,631   30     14,083,631          -            -            -            -
    Other                                 333,618    1           -             -           2,536           38      331,044
  Loans
    ARMs                               29,166,307   63     27,394,862       402,705    1,021,197       36,402      311,141
    Other                               1,755,381    4        135,386          -            -            -       1,619,995
  Impact of hedging (interest
    rate swaps)                              -       -        149,200      (108,400)     (40,800)        -            -
                                      -----------  ---    -----------   -----------  -----------   ----------   ----------
    Total loans and MBS                45,338,937   98     41,763,079       294,305      982,933       36,440    2,262,180
                                      -----------  ---    -----------   -----------  -----------   ----------   ----------
      Total interest-earning assets   $46,074,805  100%   $42,430,645   $   294,305  $ 1,051,235   $   36,440   $2,262,180
                                      ===========  ===    ===========   ===========  ===========   =========-   ==========
Interest-costing liabilities:
Deposits
  Transaction accounts                $11,084,845   24%   $11,084,845   $      -     $      -      $     -      $     -
  Term accounts                        23,314,280   52     13,498,670     5,734,357    4,071,827        9,325          101
                                      -----------  ---    -----------   -----------  -----------   ----------   ----------
    Total deposits                     34,399,125   76     24,583,515     5,734,357    4,071,827        9,325          101
                                      -----------  ---    -----------   -----------  -----------   ----------   ----------
Borrowings
  Short-term                            2,783,640    6      2,358,640       425,000         -            -            -
  FHLB and other                        7,847,454   18      4,538,980     1,821,013    1,052,280      391,297       43,884
  Capital securities of
    subsidiary trust                      148,335    -           -             -            -         148,335         -
                                      -----------  ---    -----------   -----------  -----------   ----------   ----------
    Total borrowings                   10,779,429   24      6,897,620     2,246,013    1,052,280      539,632       43,884
                                      -----------  ---    -----------   -----------  -----------   ----------   ----------
      Total interest-costing
          liabilities                 $45,178,554  100%   $31,481,135   $ 7,980,370  $ 5,124,107   $  548,957   $   43,985
                                      ===========  ===    ===========   ===========  ===========   ==========   ==========
Hedge-adjusted interest-earning
  assets more/(less) than
  interest-costing liabilities        $   896,251         $10,949,510   $(7,686,065) $(4,072,872)  $ (512,517)  $2,218,195
                                      ===========         ===========   ===========  ===========   ===========  ==========

Cumulative interest sensitivity gap                       $10,949,510   $ 3,263,445  $  (809,427)  $(1,321,944) $  896,251
                                                          ===========   ===========  ===========   ===========  ==========
Percentage of hedge-adjusted
  interest-earning assets to
  interest-costing liabilities             101.98%
Percentage of cumulative interest
  sensitivity gap to total assets            1.84%

ASSET QUALITY

     NPAS AND POTENTIAL PROBLEM LOANS. When a borrower fails to make a required payment on a loan and does not cure the delinquency promptly, the loan is characterized as delinquent. The procedural steps necessary for foreclosure vary from state to state, but generally if the loan is not reinstated within certain periods specified by statute and no other workout arrangements satisfactory to the lender are entered into, the property securing the loan can be acquired by the lender. Although the Company generally relies on the underlying property to satisfy foreclosed loans, in certain circumstances and when permitted by law, the Company may seek to obtain deficiency judgments against the borrowers. The Company reviews loans for impairment in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures." Impaired loans, as defined by the Company, include nonaccrual major loans (i.e., multi-family and commercial and industrial loans) which are not collectively reviewed for impairment, troubled debt restructurings("TDRs") and major loans less than 90 days delinquent ("other impaired major loans") which the Company believes will be collected in full, but which the Company believes it is probable will not be collected in accordance with the contractual terms of the loans.

     The following table presents NPAs, TDRs and other impaired major loans, net of related specific loss allowances, by type as of the dates indicated:

                                              March 31,    December 31,    Increase
                                                1997           1996       (Decrease)
                                            -----------   ------------   -----------
                                                     (dollars in thousands)
Nonaccrual loans:
   Single family                             $511,014       $537,243      $(26,229)
   Multi-family                                31,281         44,972       (13,691)
   Commercial and industrial real estate       14,302         14,837          (535)
   Consumer                                     2,447          1,410          (199)
   Small business                                -               199         1,037
                                             --------       --------      --------
         Total                               $559,044       $598,661      $(39,617)
                                             ========       ========      ========

REO:
   Single family                             $197,416       $214,720      $(17,304)
   Multi-family                                25,055         19,239         5,816
   Commercial and industrial real estate       11,223         13,618        (2,395)
                                             --------       --------      --------
         Total                               $233,694       $247,577      $(13,883)
                                             ========       ========      ========
Total NPAs:
   Single family                             $708,430       $751,963      $(43,533)
   Multi-family                                56,336         64,211        (7,875)
   Commercial and industrial real estate       25,525         28,455        (2,930)
   Consumer                                     2,447          1,410          (199)
   Small business                                -               199         1,037
                                             --------       --------      --------
         Total                               $792,738       $846,238      $(53,500)
                                             ========       ========      ========

TDRs:
   Single family                             $123,289       $ 91,422      $ 31,867
   Multi-family                                50,717         58,027        (7,310)
   Commercial and industrial real estate       35,955         36,186          (231)
                                             --------       --------      --------
         Total                               $209,961       $185,635      $ 24,326
                                             ========       ========      ========

Other impaired major loans:
   Multi-family                              $101,498       $ 96,383      $  5,115
   Commercial and industrial real estate       17,001         17,949          (948)
                                             --------       --------      --------
         Total                               $118,499       $114,332      $  4,167
                                             ========       ========      ========

Ratio of NPAs to total assets                    1.63%          1.70%
                                             ========       ========

Ratio of NPAs and TDRs to total assets           2.06%          2.07%
                                             ========       ========

Ratio of allowances for losses
   on loans and REO to NPAs                     50.74%         47.96%
                                             ========       ========

     The following table presents NPAs, TDRs and other impaired major loans by state at March 31, 1997:

                                      NPAs
             -----------------------------------------------------
                                     Commercial                                Other
               Single       Multi-      and                                   Impaired
               Family       Family   Industrial                                Major
             Residential Residential Real Estate Consumer   Total    TDRs      Loans
             ----------- ----------- ----------- -------- --------  --------  --------
                                          (in thousands)
California    $546,833     $53,967     $15,472    $2,419  $618,691  $157,167  $102,801
New York        45,714       1,023         311      -       47,048    31,325     9,331
Florida         40,048        -            228      -       40,276     2,073      -
Illinois        25,465        -          1,034      -       26,499     1,293      -
Texas            9,492         353         186      -       10,031     1,923     1,217
Other           40,878         993       8,294        28    50,193    16,180     5,150
              --------     -------     -------    ------  --------  --------  --------
              $708,430     $56,336     $25,525    $2,447  $792,738  $209,961  $118,499
              ========     =======     =======    ======  ========  ========  ========

     Total NPAs were $792.7 million at March 31, 1997, or a ratio of NPAs to total assets of 1.63%, a decrease of $53.5 million, or 6%, during the first quarter of 1997 from $846.2 million, or 1.70% of total assets at December 31, 1996. The major reasons for the decrease in NPAs during the first quarter of 1997 were the Company's continuing efforts to improve the collection process and continuing improvement in the California real estate market. Single family NPAs were $708.4 million at March 31, 1997, a decrease of $43.6 million, or 6%, during the first quarter of 1997 from $752.0 million at December 31, 1996 primarily due to a decrease of $45.9 million in nonaccrual loans secured by properties in California.

     Multi-family NPAs totaled $56.3 million at March 31, 1997, a decrease of $7.9 million, or 12%, during the first quarter of 1997 from $64.2 million at December 31, 1996 primarily due to declines in California ($4.7 million) and New York ($1.4 million). Commercial and industrial real estate NPAs totaled $25.5 million at March 31, 1997, a decrease of $3.0 million, or 11%, during the first quarter of 1997 from $28.5 million at December 31, 1996 primarily due to a decrease in California of $3.7 million.

     TDRs were $210.0 million at March 31, 1997, an increase of $24.4 million, or 13%, during the first quarter of 1997 from $185.6 million at December 31, 1996 primarily due to an increase in single family TDRs, primarily in California ($26.9 million), partially offset by a decrease in multi-family TDRs, primarily in Texas ($4.9 million). The increase in single family TDRs reflects, in part, the Company's efforts to improve collections on loans by working with borrowers to modify payment plans as a preferable alternative to nonpayment and eventual foreclosure and also due to the Company's decision in the second quarter of 1996 to increase the length of time a TDR must perform in accordance with the terms of the modification agreement before the Company reclassifies the loan from a TDR to a performing loan.

     The increase of $4.2 million in other impaired major loans, from $114.3 million at December 31, 1996 to $118.5 million at March 31, 1997, was primarily due to increases of $3.4 million and $1.8 million in such loans secured by properties in New York and California, respectively.

     The recorded investment in all impaired loans were as follows:

                                        March 31, 1997                   December 31, 1996
                                ----------------------------------  ----------------------------------
                                             Allowance                           Allowance
                                  Recorded      for        Net       Recorded       for        Net
                                 Investment    Losses   Investment  Investment    Losses    Investment
                                -----------  ---------  ----------  -----------  ---------  ----------
                                                          (in thousands)
With specific allowances          $328,572    $61,205    $267,367    $305,321     $58,876    $246,445
Without specific allowances         82,528       -         82,528      89,491        -         89,491
                                  --------    -------    --------    --------     -------    --------
                                  $411,100    $61,205    $349,895    $394,812     $58,876    $335,936
                                  ========    =======    ========    ========     =======    ========

     The Company is continuing its efforts to reduce the amount of its NPAs by aggressively pursuing loan delinquencies through the collection, workout and foreclosure processes and, if foreclosed, disposing rapidly of the REO. The Company sold $108.6 million of single family REO and $15.8 million of multi-family and commercial and industrial REO in the first quarter of 1997. In the first quarter of 1996, the Company sold $95.6 million of single family REO and $25.4 million of multi-family and commercial and industrial REO. In addition, the Company may, from time to time, offer packages of NPAs for competitive bids.

     ALLOWANCE FOR LOAN LOSSES. Management believes the Company's allowance for loan losses as determined through periodic analysis of the loan portfolio was adequate at March 31, 1997. The Company's process for evaluating the adequacy of the allowance for loan losses includes the identification and detailed review of impaired loans; an assessment and overall quality and inherent risk in the loan portfolio, and consideration of loss experience and trends in problem loans, as well as current economic conditions and trends. Based upon this process, management determines what it considers to be an appropriate allowance for loan losses.

     The changes in and a summary by type of the allowance for loan losses are as follows:

                                                Three Months Ended March 31,
                                                ----------------------------
                                                  1997                1996
                                                --------            --------
                                                   (dollars in thousands)
Beginning balance                               $389,135            $380,886
Provision for loan losses                         24,223              45,942
                                                --------            --------
                                                 413,358             426,828
                                                --------            --------
Charge-offs:
  Single family                                  (24,230)            (29,576)
  Multi-family                                    (9,624)            (17,971)
  Commercial and industrial real estate             (239)               (576)
  Consumer                                          (762)                (14)
                                                --------            --------
                                                 (34,855)            (48,137)
                                                --------            --------
Recoveries:
  Single family                                    7,214               4,576
  Multi-family                                     1,689               1,483
  Commercial and industrial real estate              249                 617
  Small business                                      33                -
                                                --------            --------
                                                   9,185               6,676
                                                --------            --------
    Net charge-offs                              (25,670)            (41,461)
                                                --------            --------
Ending balance                                  $387,688            $385,367
                                                ========            ========
Ratio of net charge-offs to average
  loans and MBS outstanding during
  the periods (annualized)                          0.22%               0.35%
                                                    ====                ====

     The decrease in the provision for loan losses and gross charge-offs in the first quarter of 1997 is due to the declines in NPA and delinquency levels since the first quarter of 1996. During the first quarter of 1997, NPAs declined $53.5 million from December 31, 1996, reaching their lowest level since November 1990. The increase in recoveries in the first quarter of 1997, especially in single family properties, is mainly due to recoveries upon the sales of REO properties as the Company has experienced improvement in the sales prices of REO properties since the second half of 1996. At March 31, 1997, single family loans delinquent 60-89 days, which are a key leading indicator of future NPAs and credit costs, were $99.6 million, the lowest level since November 1989.

     The following table sets forth the allocation of the Company's allowance for loan losses by loan and MBS category and the allocated allowance as a percent of each loan and MBS category at the dates indicated:

                                           March 31, 1997        December 31, 1996
                                        ---------------------  ---------------------
                                                   Allowance              Allowance
                                                   as Percent             as Percent
                                                    of Loan                of Loan
                                                    and MBS                and MBS
                                        Allowance   Category   Allowance   Category
                                        ---------  ----------  ---------  ----------
                                                   (dollars in thousands)
Single family                            $176,108     0.52%    $176,120       0.51%
Multi-family                              148,910     1.54      153,933       1.60
Commercial and industrial real estate      48,183     3.70       45,065       3.37
Consumer                                    9,687     1.27        9,217       1.30
Small business                              4,800     9.08        4,800       8.81
                                         --------              --------
                                         $387,688     0.85     $389,135       0.84
                                         ========              ========

     Although the Company believes it has a sound basis for its estimate of the appropriate allowance for loan losses, actual charge-offs and the level of NPAs incurred in the future are highly dependent upon future events, including the economies of the areas in which the Company lends. Management believes that the principal risk factor which could potentially require an increase in the allowance for loan losses would be the reversal of recent improvements in the residential purchase market in California, particularly in Southern California, the Company's primary lending market.

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity refers to the Company's ability or financial flexibility to adjust its future cash flows to meet the demands of depositors and borrowers and to fund operations on a timely and cost-effective basis. Sources of liquidity consist primarily of positive cash flows generated from operations, the collection of principal payments and prepayments on loans and MBS and increases in deposits. Positive cash flows are also generated through the sale of MBS, loans and other assets for cash. Sources of liquidity may also include borrowings from the FHLB, commercial paper and public debt issuances, borrowings under reverse repurchase agreements, commercial bank lines of credit and, under certain conditions, direct borrowings from the Federal Reserve System. The Company actively manages its liquidity needs by selecting asset and liability maturity mixes that best meet its projected needs and by maintaining the ability to raise additional funds as needed.

     Liquidity as defined by the Office of Thrift Supervision ("OTS") for Home Savings consists of cash, cash equivalents and certain marketable securities which are not committed, pledged or required to liquidate specific liabilities. Regulations of the OTS require each savings institution to maintain, for each calendar month, an average daily balance of liquid assets equal to at least 5% of the average daily balance of its net withdrawable accounts plus short-term borrowings during the preceding calendar month. OTS regulations also require each savings institution to maintain, for each calendar month, an average daily balance of short-term liquid assets (generally those having maturities of 12 months or less) equal to at least 1% of the average daily balance of its net withdrawable accounts plus short-term borrowings during the preceding calendar month. For March 1997 the average liquidity and average short-term liquidity ratios of Home Savings were 5.29% and 2.11%, respectively.

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

     LOANS RECEIVABLE. During the first quarter of 1997 cash of $1.1 billion was used to originate loans. Fixed rate loans originated and designated for sale represented approximately 39% of single family loan originations in the first quarter of 1997. Principal payments on loans were $738.9 million in the first quarter of 1997, an increase of $272.6 million, or 58%, from $466.3 million in the first quarter of 1996.

     During the first quarter of 1997 the Company sold loans totaling $581.2 million, which consisted of $314.0 million of COFI ARMs, $240.3 million of fixed rate loans and $26.9 million of Treasury ARMs, and securitized for sale $571.8 million in COFI ARMs, $47.5 million in fixed rate loans and $20.4 million in Treasury ARMS. At March 31, 1997, the Company had $379.5 million of loans held for sale. The loans designated for sale included $297.1 million of fixed rate loans, $71.8 million of Treasury ARMs and $10.6 million in COFI ARMs.

     MBS. At March 31, 1997 the Company had $9.5 billion of MBS available for sale, comprised of $9.2 billion of ARM MBS and $287.9 million of fixed rate MBS. These MBS had an unrealized loss of $204.5 million at March 31, 1997. The unrealized loss is due mainly to temporary market-related conditions and the Company expects no significant effect on its future interest income.

     DEPOSITS. Savings deposits were $34.4 billion at March 31, 1997, a decrease of $374.8 million, or 1%, during the first quarter of 1997 from $34.8 billion at December 31, 1996, reflecting a net deposit outflow due mainly to the Arizona branch sale which closed in March 1997. Excluding this transaction, there was a net deposit outflow of $123.4 million primarily due to maturities of term accounts which have more sensitivity to market interest rates than transaction accounts. The Company manages its borrowings to balance changes in deposits.

     Including the Arizona branch sale, transaction accounts decreased $100.3 million, or 1%, during the first quarter of 1997, while term deposits decreased $274.5 billion, or 1%, during the same period. Transaction accounts comprised 32% of the deposit base at March 31, 1997, compared to 29% at March 31, 1996.

     In February 1997, the Company announced the sale of all twelve of its West Coast Florida branches with deposits of approximately $970 million. The sale is expected to close in the second quarter of 1997, and is subject to regulatory approval.

     At March 31, 1997 and December 31, 1996, 79% of the Company's deposits were in California. The Company may engage in additional branch purchases and sales to consolidate its presence in its key strategic markets.

     BORROWINGS. Borrowings totaled $10.6 billion at March 31, 1997, a decrease of $949.4 million, or 8%, during the first quarter of 1997 from $11.6 billion at December 31, 1996, reflecting a decline in FHLB and other borrowings of $1.7 billion, partially offset by an increase in short-term borrowings of $753.1 million.

     In March 1997, the Company issued two medium term notes totaling $80 million which will mature on March 24, 1998 bearing an interest rate of 6.15%. In April 1997, the Company issued two medium term notes totaling $100 million which will mature within two years and bear a weighted average interest rate of 6.26%. The funds are being used to purchase shares of common stock of Great Western and for general corporate purposes.

     CAPITAL. The Company reviews its use of capital with a goal of maximizing stockholder value and makes decisions regarding the total amount and alternate forms of capital to maintain. During the first quarter of 1997, Ahmanson returned capital to stockholders by purchasing 2.2 million shares of common stock. Stockholders' equity declined $34.1 million to $2.4 billion at March 31, 1997 from December 31, 1996. The decrease is primarily due to payments of $75.1 million to purchase the Company's common stock, an increase of $47.0 million in the net unrealized loss on securities available for sale, and dividends paid to common and preferred stockholders of $30.5 million, partially offset by net income of $103.1 million. The net unrealized loss on securities available for sale at March 31, 1997 was $121.1 million.

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

     At March 31, 1997 Home Savings exceeded the regulatory standards required to be considered well-capitalized. The following table shows the capital amounts and ratios of Home Savings at March 31, 1997:

                                                          Well-
                                 Capital               Capitalized
                                  Amount      Ratio      Standard
                                ----------   -------   -----------
                                     (dollars in thousands)
Tangible capital
  (to adjusted total assets)    $2,763,062     5.75%        N/A
Core capital
  (to adjusted total assets)     2,766,941     5.76        5.00%
Core capital
  (to risk-weighted assets)      2,766,941     8.95        6.00
Total risk-based capital
  (to risk-weighted assets)      3,432,536    11.10       10.00

ACCOUNTING DEVELOPMENTS

     In February 1997 the Financial Accepting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share." SFAS No. 128 simplifies the standards for computing and presenting earnings per share ("EPS") as previously prescribed by Accounting Principles Board Opinion No. 15, "Earnings per Share." SFAS No. 128 replaces primary EPS with basic EPS and fully diluted EPS with diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from issuance of common stock that then shared in earnings. SFAS No. 128 also requires dual presentation of basic and diluted EPS on the face of the income statement and a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997 and earlier application is not permitted. If the Company had adopted SFAS No. 128 as of January 1, 1997, proforma basic EPS would have been $0.94 and proforma diluted EPS would have been $0.87 at March 31, 1997.

     In February 1997 the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS No. 129 consolidates existing reporting standards for disclosing information about an entity's capital structure.
SFAS No. 129 also supersedes specific requirements found in previously issued accounting statements. SFAS No. 129 must be adopted for financial statements for periods ending after December 15, 1997. The impact on the Company of adopting SFAS No. 129 is not expected to be material as the Company's existing disclosures are generally in compliance with the disclosure requirements in SFAS No. 129.

TAX CONTINGENCY

     The Company's financial statements do not contain any benefit related to the Company's determination in 1996 that it is entitled to the deduction of the tax bases in certain state branching rights when the Company sells its deposit branch businesses, thereby abandoning such branching rights in those states. The Company's position is that the tax bases result from the tax treatment of property received as assistance from the Federal Savings and Loan Insurance Corporation ("FSLIC") in conjunction with FSLIC-assisted transactions. From 1981 through 1985, the Company acquired thrift institutions in six states through FSLIC-assisted transactions. The Company's position is that assistance received from the FSLIC included out-of-state branching rights valued at approximately $740 million. As of March 31, 1997, the Company had sold its deposit branching businesses and abandoned such branching rights in four of these states, the first of which was Missouri in 1993. The potential tax benefit related to these abandonments as of March 31, 1997 could approach $167 million. The potential deferred tax benefit related to branching rights not abandoned could approach $130 million.

     The Internal Revenue Service ("IRS") is currently examining the Company's federal income tax returns for the years 1990 through 1993, including the Company's proposed adjustment related to the abandonment of its Missouri branching rights. The Company, after consultation with its tax advisors, believes that its position with respect to the tax treatment of these rights is the correct interpretation under the tax and regulatory law. However, the Company also believes that its position has never been directly addressed by any judicial or administrative authority. It is therefore impossible to predict either the IRS response to the Company's position, or if the IRS contests the Company's position, the ultimate outcome of litigation that the Company is prepared to pursue. Because of these uncertainties, the Company cannot presently determine if any of the above described tax benefits will ever be realized and there is no assurance to that effect. Therefore, in accordance with generally accepted accounting principles, the Company does not believe it is appropriate at this time to reflect these tax benefits in its financial statements. This position will be reviewed by the Company from time to time as these uncertainties are resolved.

                     PART II.   OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K.
           ---------------------------------

      (a)  Exhibits.

           11  Statement of Computation of Income per Share.

           27  Financial Data Schedule. *

      (b)  Reports on Form 8-K.

           Date of Report    Items Reported
           January 15, 1997  ITEM 5.  OTHER EVENTS.
                             On January 15, 1997, H. F. Ahmanson & Company
                             (the "Registrant") issued a press release reporting its results of operations during the quarter and year ended December 31, 1996.

                             ITEM 7.  FINANCIAL STATEMENTS AND EXHIBITS.
                             (c)  Exhibits.

                             99.1  Press release dated January 15, 1997
                             reporting results of operations during the quarter and year ended December 31, 1996.

           February 17, 1997 ITEM 5.  OTHER EVENTS.

                             On February 17, 1997, the Registrant submitted a written proposal to Great Western Financial Corporation, a Delaware corporation ("GWF"), for a tax-free merger of the two companies (the "Original Ahmanson Proposal").

                             ITEM 7.  FINANCIAL STATEMENTS AND EXHIBITS.

                            (c)  Exhibits.

                             99.1  Press release dated February 18, 1997
                             announcing the Original Ahmanson Proposal.

                             99.2 Investor presentation materials used by the Registrant at a presentation for analysts and investors which took place on February 18, 1997 relating to the Original Ahmanson Proposal.

           February 21, 1997 ITEM 5.  OTHER EVENTS.

                             On February 21, 1997, the Registrant submitted a letter to GWF relating to the integration of employees in the proposed merger of the two corporations.

                             ITEM 7.  FINANCIAL STATEMENTS AND EXHIBITS.

                             (c)  Exhibits.

                             99.1  Press release dated February 21, 1997.

           February 25, 1997 ITEM 5.  OTHER EVENTS.

                             On February 25, 1997, the Registrant issued a press release responding to announcements made by GWF concerning the Registrant's proposal to merge the two corporations.

                             ITEM 7.  FINANCIAL STATEMENTS AND EXHIBITS.

                             (c)  Exhibits.

                             99.1  Press release dated February 25, 1997.

           March 10, 1997    ITEM 5.  OTHER EVENTS.

                             On March 10, 1997, the Registrant gave a presentation for analysts and investors relating to the Registrant's proposal for a tax-free merger of the Registrant and GWF and a competing proposal for a merger of Washington Mutual, Inc., a Washington Corporation, with GWF.

                             ITEM 7.  FINANCIAL STATEMENTS AND EXHIBITS.

                             (c)  Exhibits.

                             99.1 Investor presentation materials used by the Registrant at a presentation for analysts and investors which took place on March 10, 1997 relating to the Original Ahmanson Proposal.

           March 17, 1997    ITEM 5.  OTHER EVENTS.

                             On March 17, 1997, the Registrant announced that it had submitted to GWF an enhanced proposal for a tax-free merger between the two companies (the "Ahmanson Proposal").

                             ITEM 7.  FINANCIAL STATEMENTS AND EXHIBITS.

                             (c)  Exhibits.

                             99.1  Press release, dated March 17, 1997,
                             announcing the Ahmanson Proposal.

                             99.2  Presentation materials used by the
                             Registrant in connection with meetings held with analysts and investors to discuss the Ahmanson Proposal.

           March 19, 1997    ITEM 5.  OTHER EVENTS.

                             The Registrant contemplates additional uses of proceeds from the sales of its Medium Term Notes, Series A.

           March 19, 1997    ITEM 5. OTHER EVENTS.

                             On March 19, 1997, the Registrant executed a
                             Purchase Agreement with each of Bear, Stearns & Co., Inc. and Credit Suisse First Boston Corporation relating to the issuance of the Registrant's Medium-Term Notes, Series A.

                             ITEM 7.  FINANCIAL STATEMENTS AND EXHIBITS.

                             (c)  Exhibits.

                             1.1 Purchase Agreement, dated March 19, 1997, relating to Medium-Term Notes, Series A, by and between the Registrant and Bear, Stearns & Co., Inc.

                             1.2 Purchase Agreement, dated March 19, 1997, relating to Medium-Term Notes, Series A, by and between the Registrant and Credit Suisse First Boston Corporation.

           March 26, 1997    ITEM 5.  OTHER EVENTS.

                             On March 26, 1997, the Registrant executed a
                             Purchase Agreement with each of Bear, Stearns & Co. Inc. and Credit Suisse First Boston Corporation relating to the issuance of the Registrant's Medium-Term Notes, Series A.

                             ITEM 7.  FINANCIAL STATEMENTS AND EXHIBITS.

                             (c)  Exhibits.

                             1.1 Purchase Agreement, dated March 26, 1997, relating to Medium-Term Notes, Series A, by and between the Registrant and Bear, Stearns & Co. Inc.

                             1.2 Purchase Agreement, dated March 26, 1997, relating to Medium-Term Notes, Series A, by and between the Registrant and Credit Suisse First Boston Corporation.
























*  Filed electronically with the Securities and Exchange Commission.

                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  May 13, 1997                   H. F. Ahmanson & Company



                                         /s/  Kevin M. Twomey
                                     -------------------------------
                                     Kevin M. Twomey
                                     Senior Executive Vice President
                                     and Chief Financial Officer
                                     (Authorized Signer)



                                         /s/  George Miranda
                                     -------------------------------
                                     George Miranda
                                     First Vice President and
                                     Principal Accounting Officer

                           EXHIBIT INDEX


     Exhibit                                                     Sequentially
     Number                      Description                     Numbered Page
     -------                     -----------                     -------------
       11        Statement of Computation of Income per Share.         35

       27        Financial Data Schedule.                               *














































*  Filed electronically with the Securities and Exchange Commission.