Form 10-Q
period 1997-06-30
AHMANSON H F & CO /DE/
filed 1997-08-11
CIK 771667

                                  FORM 10-Q


                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.   20549

        (X)       QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               for the quarterly period ended June 30, 1997

                                     OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         for the transition period from              to
                                         ------------    ------------
         Commission File Number                        1-8930
                                                   ------------------

                         H. F. AHMANSON & COMPANY
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)

                 Delaware                                95-0479700
       ------------------------------                 ---------------
      (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                 Identification No.)

      4900 Rivergrade Road, Irwindale, California              91706
      -------------------------------------------            ---------
      (Address of principal executive offices)               (Zip Code)

      Registrant's telephone number, including area code. (626) 960-6311
                                                           -------------
                      Exhibit Index appears on page:  38

               Total number of sequentially numbered pages:  39

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No    .
    ----    ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1997: $.01 par value - 97,335,863 shares.

                      PART I.     FINANCIAL INFORMATION



Item 1. Consolidated Financial Statements.
        ---------------------------------

     The condensed consolidated financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Registrant, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods covered have been made. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading.
     These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Registrant's latest annual report on Form 10-K. The results for the periods covered hereby are not necessarily indicative of the operating results for a full year.

H. F. AHMANSON & COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited) (in thousands)


Assets                                                           June 30, 1997        December 31, 1996
------                                                           -------------        -----------------
Cash and amounts due from banks                                   $   515,171            $   691,578
Federal funds sold and securities purchased under agreements
  to resell                                                           376,100                737,500
Other short-term investments                                            6,120                 14,782
                                                                  -----------            -----------
     Total cash and cash equivalents                                  897,391              1,443,860
Other investment securities held to
  maturity [market value
  $2,418 (June 30, 1997) and
  $2,456 (December 31, 1996)]                                           2,426                  2,438
Other investment securities available for
  sale [amortized cost
  $8,360 (June 30, 1997) and
  $8,541 (December 31, 1996)]                                           9,031                  9,159
Investment in stock of Federal Home
  Loan Bank (FHLB), at cost                                           399,306                420,978
Mortgage-backed securities (MBS)
  held to maturity [market value
  $4,717,413 (June 30, 1997) and
  $5,111,367 (December 31, 1996)]                                   4,714,485              5,066,670
MBS available for sale [amortized cost
  $8,932,693 (June 30, 1997) and
  $9,359,058 (December 31, 1996)]                                   8,913,534              9,229,842
Loans receivable less allowance for losses of
  $388,287 (June 30, 1997) and
  $389,135 (December 31, 1996)                                     30,429,438             30,723,398
Loans held for sale [market value
  $302,537 (June 30, 1997) and
  $1,080,046 (December 31, 1996)]                                     299,315              1,065,760
Accrued interest receivable                                           203,052                209,839
Real estate held for development and
  investment (REI) less allowance for losses of
  $112,744 (June 30, 1997) and
  $132,432 (December 31, 1996)                                        146,845                147,851
Real estate owned held for sale (REO)
  less allowance for losses of
  $25,840 (June 30, 1997) and
  $32,137 (December 31, 1996)                                         195,712                247,577
Premises and equipment                                                380,917                424,567
Goodwill and other intangible assets                                  292,713                308,083
Other assets                                                          647,903                602,022
                                                                  -----------            -----------
                                                                  $47,532,068            $49,902,044
                                                                  ===========            ===========

Liabilities, Capital Securities of Subsidiary Trust
and Stockholders' Equity
---------------------------------------------------

Deposits:
  Non-interest bearing                                            $ 1,027,650            $   985,594
  Interest bearing                                                 31,714,220             33,788,351
                                                                  -----------            -----------
                                                                   32,741,870             34,773,945
Securities sold under agreements to repurchase                      2,525,000              1,820,000
Other short-term borrowings                                           539,373                210,529
FHLB and other borrowings                                           7,979,772              9,549,992
Other liabilities                                                   1,022,887                917,198
Income taxes                                                          111,372                 48,918
                                                                  -----------            -----------
  Total liabilities                                                44,920,274             47,320,582
Company-obligated mandatorily redeemable capital securities,
  Series A, of subsidiary trust holding solely Junior
  Subordinated Deferrable Interest Debentures of the Company          148,378                148,413
Stockholders' equity                                                2,463,416              2,433,049
                                                                  -----------            -----------
                                                                  $47,532,068            $49,902,044
                                                                  ===========            ===========

H. F. AHMANSON & COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(dollars in thousands except per share data)

                                                             For the Three Months Ended       For the Six Months Ended
                                                                      June 30,                        June 30,
                                                             --------------------------      --------------------------
                                                                1997            1996            1997            1996
                                                             -----------    -----------      -----------    -----------
Interest income:
  Loans                                                      $   575,802    $   559,078      $ 1,153,335    $ 1,133,933
  MBS                                                            259,429        296,927          527,102        605,281
  Investments                                                     16,271         11,231           33,168         22,892
                                                             -----------    -----------      -----------    -----------
      Total interest income                                      851,502        867,236        1,713,605      1,762,106
                                                             -----------    -----------      -----------    -----------

Interest expense:
  Deposits                                                       374,187        372,997          749,326        760,170
  Short-term borrowings                                           42,924         36,334           76,044         76,564
  FHLB and other borrowings                                      126,322        146,331          262,547        296,816
                                                             -----------    -----------      -----------    -----------
      Total interest expense                                     543,433        555,662        1,087,917      1,133,550
                                                             -----------    -----------      -----------    -----------
      Net interest income                                        308,069        311,574          625,688        628,556
Provision for loan losses                                         17,989         33,901           42,212         79,843
                                                             -----------    -----------      -----------    -----------
      Net interest income after provision for loan losses        290,080        277,673          583,476        548,713
                                                             -----------    -----------      -----------    -----------
Noninterest income:
  Loss on sales of MBS                                               (74)           (29)             (74)           (29)
  Gain on sales of loans                                           6,137          6,166           14,126         21,194
  Loan servicing income                                           17,078         16,657           33,826         31,802
  Banking and other retail service fees                           28,525         16,640           57,859         30,863
  Other fee income                                                17,059         14,651           33,440         27,247
  Gain on sales of financial service centers                      41,610           -              57,566           -
  Gain on sales of investment securities                             135           -                 135           -
  Other operating income                                           1,322          1,915            3,783          5,453
                                                             -----------    -----------      -----------    -----------
                                                                 111,792         56,000          200,661        116,530
                                                             -----------    -----------      -----------    -----------
Noninterest expenses:
  Compensation and other employee expenses                        84,368         91,468          179,836        188,912
  Occupancy expenses                                              26,647         27,835           53,359         57,073
  Federal deposit insurance premiums and assessments               6,269         19,315           12,818         40,139
  Other general and administrative expenses                       63,180         51,034          121,224         96,576
                                                             -----------    -----------      -----------    -----------
      Total general and administrative expenses (G&A)            180,464        189,652          367,237        382,700
  Net acquisition costs                                            5,475           -               5,475           -
  Operations of REI                                                  399          7,535            2,258         14,278
  Operations of REO                                               21,884         27,302           43,992         52,991
  Amortization of goodwill and other intangible assets             6,447          3,958           12,837          7,952
                                                             -----------    -----------      -----------    -----------
                                                                 214,669        228,447          431,799        457,921
                                                             -----------    -----------      -----------    -----------
Income before provision for income taxes                         187,203        105,226          352,338        207,322
Provision for income taxes                                        71,547         36,492          133,589         73,833
                                                             -----------    -----------      -----------    -----------
Net income                                                   $   115,656    $    68,734      $   218,749    $   133,489
                                                             ===========    ===========      ===========    ===========
Net income attributable to common shares                     $   107,249    $    56,127      $   201,934    $   108,274
                                                             ===========    ===========      ===========    ===========

Income per common share:
  Primary                                                    $      1.09    $      0.51      $      1.99    $      0.96
  Fully diluted                                              $      1.01    $      0.50      $      1.86    $      0.94

Common shares outstanding, weighted average:
  Primary                                                     98,208,190    110,016,213      101,270,618    112,432,758
  Fully diluted                                              110,185,833    122,098,197      113,303,148    124,585,694

H. F. AHMANSON & COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS, continued (Unaudited)

                                                             For the Three Months Ended       For the Six Months Ended
                                                                      June 30,                        June 30,
                                                             --------------------------      --------------------------
                                                                1997            1996            1997            1996
                                                             -----------    -----------      -----------    -----------
Return on average assets (1)                                        0.96%          0.56%            0.90%          0.54%
Return on average equity (1)                                       19.32%          9.73%           18.27%          9.16%
Return on average tangible equity (1),(2)                          21.54%         10.37%           20.42%          9.78%
Efficiency ratio                                                   48.68%         52.75%           48.91%         53.27%

(1) Excluding the effects of the gain on sale of the West Coast of Florida financial service centers of $41.6 million and the net acquisition costs of $5.5 million for the three and six months ended June 30, 1997 and the gain on sale of the
    Arizona financial service centers of $16.0 million for the six months ended June 30, 1997, the returns on average assets, average equity and average tangible equity would have been as follows:

                                                             For the Three Months Ended       For the Six Months Ended
                                                                   June 30, 1997                   June 30, 1997
                                                             --------------------------      --------------------------
    Return on average assets                                            0.78%                         0.77%
    Return on average equity                                           15.89%                        15.90%
    Return on average tangible equity (2)                              17.86%                        17.89%

(2) Net income excluding amortization of goodwill and other intangible assets (net of applicable tax) as a percentage of average equity excluding goodwill and other intangible assets (net of applicable tax).

H. F. AHMANSON & COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

                                                                                        For The Six
                                                                                    Months Ended June 30,
                                                                                 --------------------------
                                                                                     1997           1996
                                                                                 -----------    -----------
Cash flows from operating activities:
 Net income                                                                      $   218,749    $   133,489
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Provision for losses on loans and real estate                                      59,343        105,731
   Proceeds from sales of loans held for sale                                      1,667,394      1,657,817
   Loans originated for sale                                                        (679,189)    (1,045,037)
   Loans repurchased from investors                                                  (33,195)       (57,689)
   Increase (decrease) in other liabilities                                          124,380       (103,137)
   Other, net                                                                        (37,413)        20,640
                                                                                 -----------    -----------
    Net cash provided by operating activities                                      1,320,069        711,814
                                                                                 -----------    -----------

Cash flows from investing activities:
 Principal payments on loans                                                       1,661,649      1,112,743
 Principal payments on MBS                                                           672,134        848,878
 Loans originated for investment (net of refinances)                              (1,728,924)    (1,449,525)
 Proceeds from maturities of other investment securities                               1,362           -
 Purchase of Great Western common stock                                             (163,974)          -
 Proceeds from sale of Great Western common stock                                    181,610           -
 Proceeds from sales of other investment securities available for sale                   400            392
 Other investment securities purchased                                                (1,427)          (353)
 Net redemption of FHLB stock                                                         34,088         89,386
 Proceeds from sales of REO                                                          241,502        190,601
 Other, net                                                                           75,088        (95,371)
                                                                                 -----------    -----------
    Net cash provided by investing activities                                        973,508        696,751
                                                                                 -----------    -----------
Cash flows from financing activities:
 Net decrease in deposits                                                           (864,382)      (962,550)
 Deposits sold                                                                    (1,167,693)          -
 Net increase in borrowings maturing in 90 days or less                              263,844        324,689
 Proceeds from other borrowings                                                    3,377,761      1,968,674
 Repayment of other borrowings                                                    (4,178,872)    (2,179,391)
 Common stock purchased for treasury                                                (210,048)      (206,578)
 Dividends to stockholders                                                           (60,656)       (73,987)
                                                                                 -----------    -----------
    Net cash used in financing activities                                         (2,840,046)    (1,129,143)
                                                                                 -----------    -----------
Net increase (decrease) in cash and cash equivalents                                (546,469)       279,422

Cash and cash equivalents at beginning of period                                   1,443,860      1,147,156
                                                                                 -----------    -----------
Cash and cash equivalents at end of period                                       $   897,391    $ 1,426,578
                                                                                 ===========    ===========

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                            BASIS OF PRESENTATION

     The preceding condensed consolidated financial statements present financial data of H. F. Ahmanson & Company and subsidiaries. As used herein "Ahmanson" means H. F. Ahmanson & Company, a Delaware corporation, and the "Company" means Ahmanson and its subsidiaries. The Company is one of the largest residential real estate and consumer finance-oriented financial services companies in the United States, and is engaged in consumer and small business banking and related financial services activities. Home Savings of America, FSB ("Home Savings"), a wholly-owned subsidiary of Ahmanson, is currently one of the largest savings institutions in the United States. Certain amounts in prior periods' financial statements have been reclassified to conform to the current presentation.


                                   OVERVIEW

     The Company reported net income of $115.7 million, or $1.01 per fully diluted common share, for the second quarter of 1997. Results for the quarter include an after-tax gain of $24.6 million, or $0.22 per fully diluted common share, on the sale of the Company's 12 financial service centers on the West Coast of Florida ("West Florida gain"), and a net after-tax cost of $3.2 million, or $0.03 per fully diluted common share, as a result of its proposed merger with Great Western Financial Corporation ("net Great Western costs"). That proposal was withdrawn on June 4, 1997. Excluding the West Florida gain and net Great Western costs, net income for the second quarter of 1997 would have been $94.3 million, or $0.82 per fully diluted common share.

     For the second quarter of 1996, net income was $68.7 million, or $0.50 per fully diluted common share and for the first quarter of 1997, net income was $103.1 million, or $0.87 per fully diluted common share. Results for the first quarter of 1997 include an after-tax gain on the sale of the Company's Arizona financial service centers ("Arizona gain") of $9.5 million, or $0.08 per fully diluted common share. Excluding the Arizona gain, net income for the first quarter of 1997 would have been $93.6 million, or $0.79 per fully diluted common share. Net income increased 68% from the second quarter of 1996 while earnings per share increased 102% as a result of the Company's ongoing stock purchase program. Return on average equity for the second quarter of 1997, second quarter of 1996 and first quarter of 1997 was 19.3%, 9.7% and 17.2%, respectively, and excluding the Arizona and West Florida gains and net Great Western costs, return on average equity would have been 15.9% for the second quarter of 1997 and 15.6% for the first quarter of 1997.

     For the first six months of the 1997, the Company had net income of $218.7 million, or $1.86 per fully diluted common share, compared to $133.5 million, or $0.94 per fully diluted common share, for the first six months of 1996. Excluding the Arizona and West Florida gains and net Great Western costs, net income would have been $187.9 million, or $1.59 per fully diluted common share for the first six months of 1997. Return on average equity for the first six months of 1997 was 18.3%, and would have been 15.9% without the Arizona and West Florida gains and the net Great Western costs, compared to 9.2% for the first six months of 1996.

     Cash earnings per share are based on the number of weighted average shares utilized in the computation of the Company's fully diluted earnings per share, with amortization of goodwill and other intangibles (net of applicable taxes) added back to net income. The Company's cash earnings per share are not necessarily comparable to similarly titled measures reported by other companies. Cash earnings per fully diluted share were $1.05 in the second quarter of 1997, and would have been $0.85 without the West Florida gain and net Great Western costs, compared to $0.51 in the second quarter of 1996.
Cash earnings per fully diluted share were $1.93 in the first six months of 1997, and would have been $1.65 without the Arizona and West Florida gains and net Great Western costs, compared to $0.98 in the first six months of 1996.

RESULTS OF OPERATIONS

     Net interest income totaled $308.1 million for the second quarter of 1997, compared to $311.6 million in the second quarter of 1996, and $317.6 million in the first quarter of 1997. A lower level of interest-earning assets contributed towards the decline in net interest income, partially due to the sale of $550.6 million of adjustable rate mortgage ("ARM") loans tied to the 11th District Cost of Funds Index in the second quarter of 1997. In the second quarter of 1997, the average net interest margin was 2.66%, compared to 2.63% in the second quarter of 1996, and 2.64% in the first quarter of 1997.

     Noninterest income, excluding the West Florida gain, was $70.2 million in the second quarter of 1997, compared to $56.0 million in the second quarter of 1996 and $72.9 million (excluding the Arizona gain of $16.0 million) in the first quarter of 1997. In the second quarter of 1997, the Company sold its 12 financial service centers on the West Coast of Florida. The Company continues to operate 27 financial service centers on the East Coast of Florida with deposits of $3.4 billion at June 30, 1997.

     General and administrative ("G&A") expenses were $180.5 million in the second quarter of 1997, compared to $189.7 million in the second quarter of 1996 and $186.8 million in the first quarter of 1997.

     The efficiency ratio, defined by the Company as G&A expenses as a percentage of net interest income, loan servicing fees, banking and other retail fees and other fee income, was 48.7% in the second quarter of 1997, compared to 52.8% and 49.1% in the second quarter of 1996 and the first quarter of 1997, respectively. For the first six months of 1997, the Company's efficiency ratio was 48.9%, compared to 53.3% for the first six months of 1996.

NET GREAT WESTERN COSTS

     Results for the second quarter of 1997 include $23.1 million of pre-tax legal, printing, advisory and other expenses associated with the Great Western proposal. These costs were largely offset when the Company sold the 3.6 million Great Western common shares it had purchased in connection with the proposal. The sales resulted in a pre-tax gain of $17.6 million.

CREDIT COSTS/ASSET QUALITY

     Total credit costs, defined by the Company as the provision for loan losses and expenses for the operations of REO, continued their improving trend, decreasing in the second quarter of 1997 by 35% from the second quarter of 1996 and 14% from the first quarter of 1997. Credit costs were $39.9 million during the second quarter of 1997, compared to $61.2 million in the 1996 second quarter and $46.3 million in the first quarter of 1997. Net loan charge-offs for the second quarter of 1997 totaled $17.4 million, compared to $36.8 million in the second quarter of 1996 and $25.7 million in the first quarter of 1997.

     During the second quarter of 1997, nonperforming assets ("NPAs"), which consist of nonaccrual loans and REO, declined by $102 million, the fifth consecutive quarterly decline. Cumulatively, NPAs have declined $335 million, or 33%, since February 1996. At June 30, 1997, NPAs totaled $690.5 million, or 1.45% of total assets, compared to $953.7 million, or 1.93% at June 30, 1996, and $792.7 million, or 1.63% at March 31, 1997. NPAs decreased every month during the second quarter of 1997: $41 million in April, $36 million in May and $25 million in June. Loans classified as troubled debt restructurings ("TDRs") were $214.6 million at June 30, 1997. The ratio of NPAs and TDRs to total assets was 1.90% at June 30, 1997, compared to 2.29% at June 30, 1996 and 2.06% at March 31, 1997.

     At June 30, 1997, the allowances for loan losses and REO were $388.3 million and $25.8 million, respectively. The ratio of allowances for losses to NPAs equaled 57.8% at June 30, 1997, compared to 42.4% at June 30, 1996 and 50.7% at March 31, 1997.

LOAN ORIGINATIONS

     The Company originated $1.1 billion of mortgage loans in the second quarter of 1997, compared to $1.4 billion in the second quarter of 1996 and $1.0 billion in the first quarter of 1997. All mortgage loans were originated through the Company's retail franchise. Of mortgage loans originated in the second quarter of 1997, 15% were tied to the 11th District Cost of Funds Index, 31% were fixed rate and the remaining balance were other ARMs. The Company also funded $224 million in consumer loans during the second quarter of 1997, compared to $81 million in the second quarter of 1996, and $164 million in the first quarter of 1997. Savings account loans have been reclassified as part of consumer loans and prior periods have been restated to reflect the change. The consumer loan portfolio totaled $885 million at June 30, 1997.

CAPITAL

     At June 30, 1997, Home Savings' capital ratios exceeded the regulatory requirements for an institution to be rated "well-capitalized," the highest regulatory standard.

     In the second quarter of 1997, Ahmanson purchased 3.4 million shares of its common stock at an average price of $39.83 per share, investing $135 million. Between the initiation of the first stock purchase program in early October 1995 and June 30, 1997, Ahmanson has purchased 22.5 million common shares, or 19% of the outstanding shares at September 30, 1995, at an average price of $29.02 per share. At June 30, 1997, Ahmanson had $246 million remaining of the $250 million authorized for its fourth stock purchase program. Ahmanson had $279 million in cash at June 30, 1997.

COMMUNITY REINVESTMENT COMMITMENT

     During the first quarter of 1997, the Company announced a community reinvestment commitment the amount of which assumed the completion of the Company's proposed merger with Great Western Financial Corporation. Although the proposed merger did not proceed, the Company remains committed to the principles contained in the commitment but, as indicated would be the case when the commitment was announced, at levels commensurate with its existing deposit base, assets, market share and branch network.

FORWARD LOOKING STATEMENTS

     This quarterly report on Form 10-Q, and the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, contain certain statements which, to the extent they do not relate to historical results, are forward looking. These forward looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others, the following possibilities: (1) competitive pressure among depository institutions increases significantly; (2) changes in the interest rate environment reduce interest margins; (3) general economic conditions, either nationally or in the states in which the Company conducts business, are less favorable than expected; or (4) legislative or regulatory changes adversely affect the businesses in which the Company engages. In addition, certain forward looking statements are based on assumptions of future events which may not prove to be accurate. Further information on factors which could affect the financial results of the Company may be included in subsequent filings by the Company with the Securities and Exchange Commission.

                             RESULTS OF OPERATIONS

NET INTEREST INCOME

     Net interest income was $308.1 million for the second quarter of 1997 compared to $311.6 million in the same period of 1996 and was $625.7 million for the first six months of 1997 compared to $628.6 million for the same period of 1996. The following table presents the Company's Consolidated Summary of Average Financial Condition and net interest income for the periods indicated. Average balances on interest-earning assets and interest-costing liabilities are computed on a daily basis and other average balances are computed on a monthly basis. Interest income and expense and the related average balances include the effect of discounts or premiums. Nonaccrual loans are included in the average balances, and delinquent interest on such loans has been deducted from interest income. The average loan balances for the 1997 periods are presented before the deduction of the allowance for loan losses and the average MBS balances for the 1997 periods exclude the unrealized gain or loss on MBS available for sale. The average loan and MBS balances for the 1996 periods have been restated to be consistent with the presentation for the 1997 periods. As a result of these changes, the average rates on loans, MBS, total loans and MBS, total interest-earning assets, interest rate spread, and net interest margin have also been restated for the 1996 periods.

                                                         Three Months Ended June 30,
                                       -----------------------------------------------------------------
                                                     1997                             1996
                                       -------------------------------  --------------------------------
                                         Average               Average    Average               Average
                                         Balance    Interest    Rate      Balance     Interest    Rate
                                       ----------- ----------- -------  -----------  ---------- --------
                                                            (dollars in thousands)
Interest-earning assets:
  Loans                                $31,111,587    $575,802  7.40%   $30,757,519    $559,078   7.27%
  MBS                                   14,141,655     259,429  7.34     15,825,136     296,927   7.51
                                       -----------    --------          -----------    --------
     Total loans and MBS                45,253,242     835,231  7.38     46,582,655     856,005   7.35
  Investment securities                    974,052      16,271  6.70        741,627      11,231   6.06
                                       -----------    --------          -----------    --------
  Interest-earning assets               46,227,294     851,502  7.37     47,324,282     867,236   7.33
                                                      --------                         --------
Other assets                             1,874,118                        1,864,958
                                       -----------                      -----------
            Total assets               $48,101,412                      $49,189,240
                                       ===========                      ===========
Interest-costing liabilities:
  Deposits                             $33,946,754     374,187  4.42    $33,515,453     372,997   4.45
                                       -----------    --------          -----------    --------
  Borrowings:
     Short-term                          2,982,506      42,924  5.77      2,452,114      36,334   5.93
     FHLB and other                      7,741,443     123,145  6.38      9,330,568     146,331   6.27
     Trust capital securities              148,350       3,177  8.53           -           -       -
                                       -----------    --------          -----------    --------
     Total borrowings                   10,872,299     169,246  6.24     11,782,682     182,665   6.20
                                       -----------    --------          -----------    --------
  Interest-costing liabilities          44,819,053     543,433  4.86     45,298,135     555,662   4.91
                                                      --------                         --------
Other liabilities                          888,383                        1,066,079
Stockholders' equity                     2,393,976                        2,825,026
                                       -----------                      -----------
            Total liabilities and
              stockholders' equity     $48,101,412                      $49,189,240
                                       ===========                      ===========
Excess interest-earning assets/
  Interest rate spread                 $ 1,408,241              2.51    $ 2,026,147               2.42
                                       ===========                      ===========
Net interest income/
  Net interest margin                                 $308,069  2.66                   $311,574   2.63
                                                      ========                         ========

                                             Six Months Ended June 30,
                                    -----------------------------------------------------------------
                                                  1997                             1996
                                    -------------------------------  --------------------------------
                                      Average               Average    Average               Average
                                      Balance    Interest    Rate      Balance     Interest    Rate
                                    ----------- ----------- -------  -----------  ---------- --------
                                                         (dollars in thousands)
Interest-earning assets:
  Loans                             $31,345,058  $1,153,335  7.36%   $31,016,758  $1,133,933   7.31%
  MBS                                14,305,395     527,102  7.37     16,030,212     605,281   7.55
                                    -----------  ----------          -----------  ----------
     Total loans and MBS             45,650,453   1,680,437  7.36     47,046,970   1,739,214   7.39
  Investment securities                 978,941      33,168  6.83        770,804      22,892   5.94
                                    -----------  ----------          -----------  ----------
  Interest-earning assets            46,629,394   1,713,605  7.35     47,817,774   1,762,106   7.37
                                                  ---------                       ----------
Other assets                          1,932,551                        1,944,588
                                    -----------                      -----------
            Total assets            $48,561,945                      $49,762,362
                                    ===========                      ===========
Interest-costing liabilities:
  Deposits                          $34,306,517     749,326  4.40    $33,719,946     760,170   4.51
                                    -----------   ---------          -----------  ----------
  Borrowings:
     Short-term                       2,644,764      76,044  5.80      2,561,944      76,564   5.98
     FHLB and other                   8,167,447     256,190  6.33      9,403,631     296,816   6.31
     Trust capital securities           148,356       6,357  8.53           -           -       -
                                    -----------   ---------          -----------  ----------
     Total borrowings                10,960,567     338,591  6.23     11,965,575     373,380   6.24
                                    -----------   ---------          -----------  ----------
  Interest-costing liabilities       45,267,084   1,087,917  4.84     45,685,521   1,133,550   4.96
                                                  ---------                       ----------
Other liabilities                       900,229                        1,163,778
Stockholders' equity                  2,394,632                        2,913,063
                                    -----------                      -----------
            Total liabilities and
              stockholders' equity  $48,561,945                      $49,762,362
                                    ===========                      ===========
Excess interest-earning assets/
  Interest rate spread              $ 1,362,310              2.51    $ 2,132,253               2.41
                                    ===========                      ===========
Net interest income/
  Net interest margin                            $  625,688  2.65                 $  628,556   2.63
                                                 ==========                       ==========

     Net interest income was reduced by provisions for losses on delinquent interest of $6.3 million and $12.1 million for the second quarter of 1997 and 1996, respectively, related to nonaccrual loans. The provisions had the effect of reducing the net interest margin by five basis points and 10 basis points for the second quarter of 1997 and 1996, respectively. Such provisions were $14.3 million and $27.9 million for the first six months of 1997 and 1996, respectively, reducing net interest margin by six and 12 basis points for the first six months of 1997 and 1996, respectively.

     The following table presents the changes for the second quarter and first six months of 1997 from the respective periods of 1996 in the Company's interest income and expense attributable to various categories of its assets and liabilities as allocated to changes in average balances and changes in average rates. Because of numerous and simultaneous changes in both balances and rates from period to period, it is not practical to allocate precisely the effects thereof. For purposes of this table, the change due to volume is initially calculated as the change in average balance multiplied by the average rate during the preceding year's period and the change due to rate is calculated as the change in average rate multiplied by the average balance during the preceding year's period. Any change that remains unallocated after such calculations is allocated proportionately to changes in volume and changes in rates.

                                  Three Months Ended June 30,          Six Months Ended June 30,
                                --------------------------------   --------------------------------
                                        1997 Versus 1996                   1997 Versus 1996
                                   Increase/(Decrease) Due to         Increase/(Decrease) Due to
                                --------------------------------   --------------------------------
                                 Volume       Rate       Total      Volume       Rate       Total
                                ---------   --------   ---------   ---------   --------   ---------
                                                          (in thousands)
Interest income on:
  Loans                          $  6,550   $ 10,174   $  16,724   $  11,786   $  7,616   $  19,402
  MBS                             (30,919)    (6,579)    (37,498)    (63,999)   (14,180)    (78,179)
  Investments                       3,770      1,270       5,040       6,609      3,667      10,276
                                 --------   --------   ---------   ---------   --------   ---------
    Total interest income         (20,599)     4,865     (15,734)    (45,604)    (2,897)    (48,501)
                                 --------   --------   ---------   ---------   --------   ---------
Interest expense on:
  Deposits                          2,500     (1,310)      1,190      26,962    (37,806)    (10,844)
  Short-term borrowings             7,529       (939)      6,590      (7,557)     7,037        (520)
  FHLB and other borrowings       (25,849)     2,663     (23,186)    (41,630)     1,004     (40,626)
  Trust capital securities          3,177       -          3,177       6,357       -          6,357
                                 --------   --------   ---------   ---------   --------   ---------
    Total interest expense        (12,643)       414     (12,229)    (15,868)   (29,765)    (45,633)
                                 --------   --------   ---------   ---------   --------   ---------
          Net interest income    $ (7,956)  $  4,451   $  (3,505)  $ (29,736)  $ 26,868   $  (2,868)
                                 ========   ========   =========   =========   ========   =========

     The preceding three tables identify the components of the changes in net interest income between the second quarter and first six month periods of 1997 and 1996. Net interest income decreased $3.5 million in the second quarter of 1997 compared to the second quarter of 1996 and decreased $2.9 million in the first six months of 1997 compared to the first six months of 1996. The declines in net interest income were due to decreases in interest-earning assets, substantially offset by changes in average interest rates. The declines in average interest-earning assets were mainly due to loan and MBS sales and payoffs, in addition to the use of operating cash flows to fund the Company's ongoing common stock repurchases as it redeploys its excess capital to enhance stockholder value.

     The net interest margin increased three and two basis points in the second quarter and first six months of 1997, respectively, compared to the respective periods in 1996. The increase in the margin is primarily due to the Company's mix of interest-earning assets and interest-costing liabilities and the lower provisions for losses on delinquent interest. The decrease in average rates paid on interest-costing liabilities was primarily due to a decrease in the average cost of deposits, and an increase in deposits as a percent of total interest-costing liabilities, both primarily related to the Company's acquisition of the 61 former First Interstate financial service centers in September 1996. In addition to the lower provision for losses on delinquent interest, the increase in the yields on loans and MBS for the first six months of 1997 reflects the Company's increased emphasis in originating real estate loan products tied to indices other than COFI (see discussion below) and diversification to consumer and business loan products, which generally yield a higher interest rate than the Company's real estate loans and MBS..

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

     The Company believes that its net interest income is somewhat insulated from interest rate fluctuations primarily due to the adjustable rate nature of its loan and MBS portfolio. At June 30, 1997, 96% of the Company's loan and MBS portfolio were ARMs. The Company may experience margin compression when increases in market rates, such as the increase in the Federal Funds target rate announced in March 1997, are not immediately reflected in the yields on the Company's adjustable rate assets or when market conditions cause the Company to pay higher rates for its funds. The addition in 1996 of new loan products, the 12 MAT ARMs, tied to the 12-month moving average of the monthly average one-year constant maturity treasury, and the LAMA loans, tied to the London Interbank Offered Rate ("LIBOR") 12-month moving average of one-month LIBOR, was intended to diversify the interest sensitivity profile of the Company's interest-earning assets. Substantially all ARMs originated since 1981 are contractually limited as to the lifetime maximum interest rates ("rate caps") that may be charged. In the event of sustained significant increases in rates, such rate caps could prevent the Company from further increasing rates on certain loans thus contributing to a decrease in the net interest margin. For information regarding the Company's strategies related to COFI and limiting its interest rate risk, see "Financial Condition-- Asset/Liability Management."

CREDIT COSTS

     PROVISION FOR LOAN LOSSES. The provision for loan losses was $18.0 million for the second quarter of 1997, a decrease of $15.9 million, or 47%, from $33.9 million for the second quarter of 1996. The provision for loan losses was $42.2 million for the first six months of 1997, a decrease of $37.6 million, or 47%, from the $79.8 million for the first six months of 1996. The declines in the provision were due to lower net charge-offs and the continuing decline in the level of NPAs. For additional information regarding the allowance for loan losses, see "Financial Condition--Asset Quality--NPAs and Potential Problem Loans" and "Financial Condition-Asset Quality--Allowance for Loan Losses."

     OPERATIONS OF REO. Losses from operations of REO were $21.9 million for the second quarter of 1997, a decrease of $5.4 million, or 20%, from losses of $27.3 million for the second quarter of 1996. The decrease was primarily due to declines of $5.0 million in the provision for REO losses and $0.8 million in the net loss on sales of REO. Losses from operations of REO were $44.0 million for the first six months of 1997, a decrease of $9.0 million, or 17%, from the $53.0 million for the first six months of 1996. The decrease was primarily due to declines of $7.2 million in the provision for REO losses and $2.1 million in the net loss on sales of REO properties. For additional information regarding REO, see "Financial Condition--Asset Quality--NPAs and Potential Problem Loans."

NONINTEREST INCOME

     GAIN ON SALES OF LOANS. During the second quarter of 1997, loans classified as held for sale totaling $1.1 billion were sold for a pre-tax gain of $6.1 million compared to loans totaling $694.2 million sold for a pre-tax gain of $6.2 million for the second quarter of 1996. For the first six months of 1997, loans held for sale totaling $1.7 billion were sold for a pre-tax gain of $14.1 million compared to loans totaling $1.6 billion sold for a pre-tax gain of $21.2 million for the first six months of 1996. The loans sold in the second quarter and first six months of 1997 and 1996 were as follows (dollars in thousands):

                             Three Months Ended           Six Months Ended
                                   June 30,                   June 30,
                           -----------------------     -----------------------
                              1997         1996           1997         1996
                           ----------   ----------     ----------   ----------
Fixed rate loans           $  496,306    $607,775      $  736,556   $1,193,745
COFI ARMs                     550,581       4,334         864,606      260,524
Treasury ARMs                  23,228      82,119          50,106      179,354
                           ----------    --------      ----------   ----------
                           $1,070,115    $694,228      $1,651,268   $1,633,623
                           ==========    ========      ==========   ==========

     On January 1, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," as amended by SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB No. 125, an Amendment of FASB No. 125." SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on control. Under this approach, after a transfer of financial assets, the Company will recognize the financial and servicing assets it controls and the liabilities incurred, and derecognize financial assets when control has been surrendered and liabilities when extinguished. SFAS No. 125 provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The adoption of SFAS No. 125 and SFAS No. 127 had no material effect on the Company as the Company's prior methods of accounting were generally consistent with the provisions of these Statements.

     The Company capitalizes mortgage servicing rights ("MSR") related to mortgage loans sold. The total amortized cost of the mortgage loans sold is allocated to the MSR and the mortgage loans without the MSR based on their relative fair values. The MSR are periodically reviewed for impairment based on fair value. Impairment losses, if any, are recognized through a valuation allowance and charged to loan servicing income. MSR totaling $17.2 million and $26.6 million were capitalized in the first six months of 1997 and 1996, respectively. The changes to the valuation allowance included a provision of $1.0 million and $0.6 million for the first six months of 1997 and 1996, respectively. There were no charge-offs against this valuation allowance during the first six months of 1997 and 1996. The valuation allowance for MSR impairment was $2.1 million as of June 30, 1997.

     LOAN SERVICING INCOME. Loan servicing income was $17.1 million for the second quarter of 1997, an increase of $0.4 million, or 2%, from $16.7 million for the second quarter of 1996 and was $33.8 million for the first six months of 1997, an increase of $2.0 million, or 6%, from $31.8 million for the first six months of 1996. The increase for the first six months of 1997 was primarily due to a $704.1 million increase in the average portfolio of loans serviced for investors, partially offset by a decline of five basis points in the servicing fee rate to 0.66% and the addition of $1.0 million to the valuation allowance on MSR during the first six months of 1997 compared to the $0.6 million added to the allowance in the first six months of 1996. At June 30, 1997 and 1996, the portfolio of loans serviced for investors was $14.4 billion and $13.6 billion, respectively.

     FEE INCOME. Total fee income, consisting of banking and other retail service fees and other fee income, was $45.6 million for the second quarter of 1997, an increase of $14.3 million, or 46%, from $31.3 million for the second quarter of 1996 and was $91.3 million for the first six months of 1997, an increase of $33.2 million, or 57%, from $58.1 million for the first six months of 1996.

     Banking and other retail service fees were $28.5 million for the second quarter of 1997, an increase of $11.9 million, or 72%, from $16.6 million for the second quarter of 1996 and was $57.9 million for the first six months of 1997, an increase of $27.0 million, or 87%, from $30.9 million for the first six months of 1996. The increases were primarily due to the incremental volume of fees received related to the business associated with the 61 former First Interstate Bank financial service centers acquired in the third quarter of 1996 and the Company's efforts in building fee-based services. These activities contributed to increases in service charges on deposit accounts of $12.5 million and $21.9 million for the second quarter and first six months of 1997, respectively.

     Fee income from other services was $17.1 million for the second quarter of 1997, an increase of $2.4 million, or 16%, from $14.7 million for the second quarter of 1996 and was $33.4 million for the first six months of 1997, an increase of $6.2 million, or 23%, from $27.2 million for the first six months of 1996. The higher levels of fee income from other services reflect increases of $0.3 million and $1.7 million for the second quarter and first six months of 1997, respectively, in commissions on the higher volume of sales of investment and insurance services and products. In addition, there were increases of $2.5 million and $4.5 million for the second quarter and first six months of 1997, respectively, in other fees.

     GAIN ON SALES OF FINANCIAL SERVICE CENTERS. In March 1997, the Company sold deposits of $251.4 million and branch premises in Arizona resulting in a pre-tax gain of $16.0 million. In June 1997, the Company sold deposits of $916.3 million and branch premises on the West Coast of Florida resulting in a pre-tax gain of $41.6 million. The gains are net of expenses associated with the sales.

NONINTEREST EXPENSES

     G&A EXPENSES. G&A expenses were $180.5 million for the second quarter of 1997, a decrease of $9.2 million, or 5%, from $189.7 million for the second quarter of 1996 and were $367.2 million for the first six months of 1997, a decrease of $15.5 million, or 4%, from $382.7 million for the first six months in 1996. During the first six months of 1997, FDIC assessments declined $27.3 million as a result of the recapitalization of the Savings Association Insurance Fund in the third quarter of 1996. Partially offsetting this decline were increases in financial service center operating expenses due to the acquisition of the 61 former First Interstate Bank financial service centers in the third quarter of 1996 and other expenses related to the Company initiatives to offer a greater range of consumer and small business loan products and services. The efficiency ratio was 48.7% for the second quarter of 1997 compared to 52.8% for the second quarter of 1996 and was 48.9% for the first six months of 1997 compared to 53.3% for the first six months of 1996.

     NET ACQUISITION COSTS. The Company incurred net pre-tax costs of $5.5 million related to its unsuccessful proposal to acquire Great Western Financial Corporation. Approximately $23.1 million of legal, printing, advisory and other expenses were incurred, partially offset by a $17.6 million gain on the sale of 3.6 million shares of Great Western Financial Corporation common stock it had purchased in connection with the proposal.

     OPERATIONS OF REI. Losses from operations of REI were $0.4 million for the second quarter of 1997, a decrease of $7.1 million, or 95%, from losses of $7.5 million for the second quarter of 1996. The decrease was primarily due to declines of $4.7 million in operating expenses, $1.9 million in losses on sales of REI and $0.5 million in provision for losses. Losses from operations of REI were $2.3 million for the first six months 1997, a decrease of $12.0 million, or 84%, from $14.3 million for the first six months of 1996 due primarily to declines of $6.8 million in operating expenses, $3.7 million in losses on sales of REI and $1.5 million in provision for losses.

     At June 30, 1997, REI totaling $102.7 million were classified as long-term, consisting of six projects located in California. Other REI totaling $44.1 million were classified as held for sale, consisting of six projects located in California which the Company expects to sell in the near term. There were no specific impairment allowances recognized on these REI assets at June 30, 1997 as management believes that the general valuation allowance is adequate to cover impairment.

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

     AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS. Amortization of goodwill and other intangible assets was $6.4 million for the second quarter of 1997, an increase of $2.4 million, or 60%, from $4.0 million for the second quarter of 1996 and was $12.8 million for the first six months of 1997, an increase of $4.8 million, or 60%, from $8.0 million for the first six months of 1996, reflecting the amortization of goodwill resulting from the purchase of the 61 former First Interstate Bank financial service centers in the third quarter of 1996.

     PROVISION FOR INCOME TAXES. The change in the provision for income taxes primarily reflected the change in pre-tax income between the comparable periods. The effective tax rates for the second quarters of 1997 and 1996 were 38.2% and 34.7%, respectively, and were 37.9% and 35.6% for the first six months of 1997 and 1996, respectively, reflecting management's estimate of the Company's full year tax provision.

                             FINANCIAL CONDITION

     The Company's consolidated assets were $47.5 billion at June 30, 1997, a decrease of $2.4 billion, or 5%, from $49.9 billion at December 31, 1996. The gross loan and MBS portfolio decreased $1.8 million, or 4%, to $44.7 billion during the first six months of 1997, primarily due to sales of and payments on loans and MBS.

LOAN AND MBS PORTFOLIO

     The Company's gross loan and MBS portfolio was as follows (dollars in thousands):

                                   June 30, 1997            December 31, 1996
                             ------------------------   ------------------------
                              Portfolio    Percent of    Portfolio    Percent of
                               Balance     Portfolio      Balance     Portfolio
                             -----------   ----------   -----------   ----------
Real estate loans:
  Single family              $19,223,668      43.0%     $20,443,279      44.0%
  Multi-family                 9,699,667      21.7        9,557,353      20.6
  Commercial and industrial    1,256,375       2.8        1,338,221       2.8
                             -----------     -----      -----------     -----
                              30,179,710      67.5       31,338,853      67.4
Consumer loans
  Home equity                    713,154       1.6          595,097       1.3
  Other                          172,260       0.4          189,862       0.4
                             -----------     -----      -----------     -----
                                 885,414       2.0          784,959       1.7

Small business loans              51,916       0.1           54,481       0.1
                             -----------     -----      -----------     -----
    Total loans               31,117,040      69.6       32,178,293      69.2
MBS                           13,628,019      30.4       14,296,512      30.8
                             -----------     -----      -----------     -----
    Total loans and MBS      $44,745,059     100.0%     $46,474,805     100.0%
                             ===========     =====      ===========     =====

     The Company's loan and MBS portfolio is concentrated in the state of California with approximately 77% of the portfolio secured by properties in the state. Only one other state, Florida, represents outstanding portfolio balances greater than 5% of the total. Due to the concentration of the portfolio in California, the Company has been and will continue to be impacted, beneficially and adversely, by economic cycles of the state and future events, and has been and could in the future be adversely affected by natural disasters, such as earthquakes.

     The Company's primary business continues to be the origination of loans on residential real estate properties, including home equity loans which are included in consumer loans. The Company's loan originations are summarized as follows (dollars in thousands):

                                          Six months ended June 30,
                           ------------------------------------------------------
                                        1997                       1996
                           --------------------------  --------------------------
                               Loan       Percent of       Loan       Percent of
                           Originations  Originations  Originations  Originations
                           ------------  ------------  ------------  ------------
Real estate loans:
  Single family:
    Fixed rate              $  695,939      27.5%       $1,128,920       39.8%
    COFI ARMs                  244,904       9.7           825,308       29.1
    12 MAT ARMs                470,950      18.6            35,934        1.3
    Other Treasury ARMs         87,543       3.5           191,539        6.7
    LAMA                        83,478       3.3              -            -
                            ----------     -----        ----------      -----
                             1,582,814      62.6         2,181,701       76.9

  Multi-family:
    Fixed rate                   4,530       0.2            79,147        2.8
    COFI ARMs                   35,893       1.4           448,903       15.8
    12 MAT ARMs                408,602      16.2              -            -
    LAMA                        69,311       2.7              -            -
                            ----------     -----        ----------      -----
                               518,336      20.5           528,050       18.6

Consumer loans                 388,328      15.4           127,004        4.5
Small business loans            36,795       1.5              -            -
                            ----------     -----        ----------      -----
                            $2,526,273     100.0%       $2,836,755      100.0%
                            ==========     =====        ==========      =====

     During late 1994 the Company began offering ARMs which provide for interest rates that adjust based upon changes in the yields of U.S. Treasury securities ("Treasury ARMs"). In June 1996, the Company introduced the 12 MAT ARM and the LAMA loan. For additional information regarding these loan products, see "Results of Operations--Net Interest Income" and "Financial Condition--Asset/Liability Management."

     At June 30, 1997, the Company was committed to fund the following real estate loans (dollars in thousands):

                                 June 30, 1997
                           -------------------------
                           Outstanding   Percent of
                           Commitments   Commitments
                           -----------   -----------
  Fixed rate                $107,165        30.6%
  COFI ARMs                   21,926         6.2
  12 MAT ARMs                 88,564        25.3
  Other Treasury ARMs         14,585         4.2
  LAMA                       118,073        33.7
                            --------       -----
                            $350,313       100.0%
                            ========       =====

     The Company was also committed to fund $669.6 million of consumer loans and $68.4 million of small business loans at June 30, 1997. Management believes it is likely that some of these loan commitments will expire without being drawn upon. The Company expects to fund such loans from its liquidity sources.

     During the first six months of 1997, approximately 69% of real estate loan originations were on properties located in California. At June 30, 1997, approximately 97% of the real estate loan and MBS portfolio was secured by residential properties, including 75% secured by single family properties.

     The real estate loan and MBS portfolio at June 30, 1997 includes approximately $6.4 billion in loans, or 15% of the portfolio, that were originated with loan-to-value ("LTV") ratios exceeding 80%. Approximately 10% of loans originated during the first six months of 1997 had LTV ratios in excess of 80%, all of which were loans on single family properties, including 3% with LTV ratios in excess of 90%. The Company takes the additional risk of originating real estate loans with LTV ratios in excess of 80% into consideration in its loan underwriting and pricing policies.

     During the first six months of 1997, the Company originated $388.3 million in consumer loans and $36.8 million in small business loans. At June 30, 1997, the Company's loan portfolio included $885.4 million in consumer loans and $51.9 million in small business loans. The Company is continuing to originate consumer loans through its entire distribution network and began originating small business loans through some of its California financial service centers in the fourth quarter of 1996 and was offering small business loans at most of its California financial service centers by the end of the second quarter of 1997. Both activities are designed to further the Company's objective of positioning itself as a full-service consumer and small business bank.

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

     In order to manage the interest rate risk inherent in its portfolios of interest-earning assets and interest-costing liabilities, the Company emphasizes the origination of ARMs for retention in the loan and MBS portfolio, and until recently the majority of originated ARMs were indexed to COFI. The interest rates on COFI ARMs do not immediately reflect current market rate movements (referred to as the "COFI lag"). The COFI lag arises because (1) COFI is determined based on the average cost of all FHLB Eleventh District member savings institutions' interest-costing liabilities, some of which do not reprice immediately, and (2) the Company's COFI ARMs reprice monthly based on changes in the cost of such liabilities approximately two months earlier. COFI is subject to influences in addition to changes in market interest rates, such as changes in the roster of FHLB Eleventh District member savings institutions, the aggregate liabilities and the mix of liabilities at such institutions, and legislative and regulatory developments which affect the business of such institutions. Due to the unique characteristics of COFI, the secondary market for COFI loans and MBS is not as consistently liquid as it is for various other loans and MBS.

     During late 1994 the Company began offering ARMs which provide for interest rates that adjust based upon changes in the yields of U.S. Treasury securities. The Company has increasingly emphasized the origination of other ARM loan products, such as 12 MAT ARMs and LAMA loans, over COFI ARMs in an effort to diversify the interest rate sensitivity of its loan portfolio. The introduction of these new loan products and the sale of certain COFI ARMs is intended to diversify the interest sensitivity and liquidity profile of the Company's interest-earning assets and over time reduce interest income volatility. However, due to the long-time emphasis on originating COFI ARMs and their predominant balance in the current portfolio, benefits from loans tied to other indices will be realized slowly over time. At June 30, 1997, approximately 87% of the Company's $44.7 billion gross loan and MBS portfolio consisted of COFI ARMs, compared to approximately 90% of the $46.5 billion gross loan and MBS portfolio at December 31, 1996. For information regarding the Company's loan diversification, see "Financial Condition--Loan and MBS Portfolio."

      Residential real estate lending is and will continue to be a key component of the Company's business. The First Interstate Bank financial service centers acquisition in the third quarter of 1996 accelerated the Company's progress in building its portfolio of consumer and small business loans which generally earn higher rates of interest and have maturities
shorter than residential real estate loans.   However, the origination of
consumer and small business loans involves risks different from those associated with originating residential real estate loans. For example, credit risk associated with consumer and small business loans is generally higher than for mortgage loans, the sources and level of competition may be different and, compared to residential real estate lending, consumer and small business lending is a relatively new business for the Company. These different risk factors are considered in the underwriting and pricing standards established for consumer and small business loans.

     The Company's approach to managing interest rate risk includes the changing of repricing terms and spreading of maturities on term deposits and other interest-costing liabilities. The Company manages the maturities of its borrowings to balance changes in the demand for deposit maturities. The Company has adopted a strategy to increase the percentage of transaction accounts in its deposit portfolio, which the Company believes is a steady funding source having less sensitivity to changes in market interest rates than other funding sources.

     The following table presents the components of the Company's interest rate sensitive asset and liability portfolios by repricing periods (contractual maturity as adjusted for frequency of repricing) as of June 30, 1997:

                                                                       Repricing Periods
                                                  Percent -----------------------------------------------------------------
                                                    of       Within        7-12          1-5          5-10          Years
                                        Balance    Total    6 Months      Months        Years         Years        Over 10
                                      ----------- ------- -----------   -----------  -----------   -----------  -----------
                                                                                (dollars in thousands)
Interest-earning assets:
Investment securities                 $   792,983    2%   $   790,557   $      -     $     2,426   $     -      $     -
Impact of hedging (LIBOR-indexed
  amortizing swaps)                          -       -        (62,668)       38,680       23,988         -            -
                                      -----------  ---    -----------   -----------  -----------   -----------  -----------
    Total investment securities           792,983    2        727,889        38,680       26,414         -            -
                                      -----------  ---    -----------   -----------  -----------   -----------  -----------

Loans and MBS
  MBS
    ARMs                               13,291,305   29     13,291,305          -            -            -            -
    Other                                 336,714    1           -                3        2,264           37      334,410
  Loans
    ARMs                               29,083,071   64     27,313,319       487,102      946,946       37,257      298,447
    Other                               1,645,682    4        146,073          -            -            -       1,499,609
  Impact of hedging (interest
    rate swaps)                              -       -         88,450       (88,450)        -            -            -
                                      -----------  ---    -----------   -----------  -----------   ----------   ----------
    Total loans and MBS                44,356,772   98     40,839,147       398,655      949,210       37,294    2,132,466
                                      -----------  ---    -----------   -----------  -----------   ----------   ----------
      Total interest-earning assets   $45,149,755  100%   $41,567,036   $   437,335  $   975,624   $   37,294   $2,132,466
                                      ===========  ===    ===========   ===========  ===========   =========-   ==========
Interest-costing liabilities:
Deposits
  Transaction accounts                $10,656,433   24%   $10,656,433   $      -     $      -      $     -      $     -
  Term accounts                        22,085,437   50      9,882,751     8,060,185    4,133,499        8,899          103
                                      -----------  ---    -----------   -----------  -----------   ----------   ----------
    Total deposits                     32,741,870   74     20,539,184     8,060,185    4,133,499        8,899          103
                                      -----------  ---    -----------   -----------  -----------   ----------   ----------
Borrowings
  Short-term                            3,064,373    7      2,914,373       150,000         -            -            -
  FHLB and other                        7,979,772   18      5,202,868     1,464,382      892,286      376,582       43,654
  Capital securities of
    subsidiary trust                      148,378    1           -             -            -         148,378         -
                                      -----------  ---    -----------   -----------  -----------   ----------   ----------
    Total borrowings                   11,192,523   26      8,117,241     1,614,382      892,286      524,960       43,654
                                      -----------  ---    -----------   -----------  -----------   ----------   ----------
      Total interest-costing
          liabilities                 $43,934,393  100%   $28,656,425   $ 9,674,567  $ 5,025,785   $  533,859   $   43,757
                                      ===========  ===    ===========   ===========  ===========   ==========   ==========
Hedge-adjusted interest-earning
  assets more/(less) than
  interest-costing liabilities        $ 1,215,362         $12,910,611   $(9,237,232) $(4,050,161)  $ (496,565)  $2,088,709
                                      ===========         ===========   ===========  ===========   ==========   ==========

Cumulative interest sensitivity gap                       $12,910,611   $ 3,673,379  $  (376,782)  $ (873,347)  $1,215,362
                                                          ===========   ===========  ===========   ==========   ==========
Percentage of hedge-adjusted
  interest-earning assets to
  interest-costing liabilities             102.77%
Percentage of cumulative interest
  sensitivity gap to total assets            2.56%

ASSET QUALITY

     NPAS AND POTENTIAL PROBLEM LOANS. When a borrower fails to make a required payment on a loan and does not cure the delinquency promptly, the loan is characterized as delinquent. The procedural steps necessary for foreclosure vary from state to state, but generally if the loan is not reinstated within certain periods specified by statute and no other workout arrangements satisfactory to the lender are entered into, the property securing the loan can be acquired by the lender. Although the Company generally relies on the underlying property to satisfy foreclosed loans, in certain circumstances and when permitted by law, the Company may seek to obtain deficiency judgments against the borrowers. The Company reviews loans for impairment in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures." Impaired loans, as defined by the Company, include nonaccrual major loans (i.e., multi-family and commercial and industrial loans) which are not collectively reviewed for impairment, troubled debt restructurings ("TDRs") and major loans less than 90 days delinquent ("other impaired major loans") which the Company believes will be collected in full, but which the Company believes it is probable will not be collected in accordance with the contractual terms of the loans.

     The following table presents NPAs, TDRs and other impaired major loans, net of related specific loss allowances, by type as of the dates indicated:

                                              June 30,     December 31,    Increase
                                                1997           1996       (Decrease)
                                            -----------    ------------   ----------
                                                     (dollars in thousands)
Nonaccrual loans:
   Single family                             $448,123       $537,243      $ (89,120)
   Multi-family                                28,251         44,972        (16,721)
   Commercial and industrial real estate       15,664         14,837            827
   Consumer                                     2,722          1,410          1,312
   Small business                                -               199           (199)
                                             --------       --------      ---------
         Total                               $494,760       $598,661      $(103,901)
                                             ========       ========      =========

REO:
   Single family                             $164,594       $214,720      $ (50,126)
   Multi-family                                22,241         19,239          3,002
   Commercial and industrial real estate        8,877         13,618         (4,741)
                                             --------       --------      ---------
         Total                               $195,712       $247,577      $ (51,865)
                                             ========       ========      =========
Total NPAs:
   Single family                             $612,717       $751,963      $(139,246)
   Multi-family                                50,492         64,211        (13,719)
   Commercial and industrial real estate       24,541         28,455         (3,914)
   Consumer                                     2,722          1,410          1,312
   Small business                                -               199           (199)
                                             --------       --------      ---------
         Total                               $690,472       $846,238      $(155,766)
                                             ========       ========      =========

TDRs:
   Single family                             $143,088       $ 91,422      $  51,666
   Multi-family                                39,737         58,027        (18,290)
   Commercial and industrial real estate       31,785         36,186         (4,401)
                                             --------       --------      ---------
         Total                               $214,610       $185,635      $  28,975
                                             ========       ========      =========

Other impaired major loans:
   Multi-family                              $116,686       $ 96,383      $  20,303
   Commercial and industrial real estate       17,192         17,949           (757)
                                             --------       --------      ---------
         Total                               $133,878       $114,332      $  19,546
                                             ========       ========      =========
Ratio of NPAs to total assets                    1.45%          1.70%
                                             ========       ========
Ratio of NPAs and TDRs to total assets           1.90%          2.07%
                                             ========       ========
Ratio of allowances for losses
   on loans and REO to NPAs                     57.81%         47.96%
                                             ========       ========

     The following table presents NPAs, TDRs and other impaired major loans by state at June 30, 1997:

                               NPAs
             -------------------------------------------------
                      Real Estate
             -----------------------------
                                                                           Other
                                Commercial                                Impaired
              Single    Multi-     and                                     Major
              Family    Family  Industrial  Consumer    Total     TDRs     Loans
             --------  -------  ----------  --------  --------  --------  --------
                                         (in thousands)
California   $465,383  $48,354    $14,720    $2,675   $531,132  $161,775  $117,136
New York       40,387    1,527      3,573      -        45,487    33,102     5,786
Florida        36,149     -           234      -        36,383     3,087      -
Texas          10,981      354        187      -        11,522     2,310     1,217
Other          59,817      257      5,827        47     65,948    14,336     9,739
             --------  -------    -------    ------   --------  --------  --------
             $612,717  $50,492    $24,541    $2,722   $690,472  $214,610  $133,878
             ========  =======    =======    ======   ========  ========  ========

     Total NPAs were $690.5 million at June 30, 1997, or a ratio of NPAs to total assets of 1.45%, a decrease of $155.7 million, or 18%, during the first six months of 1997 from $846.2 million, or 1.70% of total assets at December 31, 1996. The major reasons for the decrease in NPAs during the first six months of 1997 were continuing improvement in the California economy and California real estate market and the Company's continuing efforts to improve the collection process.

     Single family NPAs were $612.7 million at June 30, 1997, a decrease of $139.3 million, or 19%, during the first six months of 1997 from $752.0 million at December 31, 1996, primarily due to a decrease of $127.3 million in NPAs secured by properties in California. Multi-family NPAs totaled $50.5 million at June 30, 1997, a decrease of $13.7 million, or 21%, during the first six months of 1997 from $64.2 million at December 31, 1996 primarily due to declines in California ($10.3 million) and New York ($0.9 million). Commercial and industrial real estate NPAs totaled $24.5 million at June 30, 1997, a decrease of $4.0 million, or 14%, during the first six months of 1997 from $28.5 million at December 31, 1996, primarily due to a decrease in California of $4.5 million.

     TDRs were $214.6 million at June 30, 1997, an increase of $29.0 million, or 16%, during the first six months of 1997 from $185.6 million at December 31, 1996, primarily due to an increase in single family TDRs, primarily in California ($41.9 million), partially offset by a decrease in multi-family TDRs, primarily in California ($8.0 million) and Texas ($6.0 million). The increase in single family TDRs is due to the Company's decision in the second quarter of 1996 to increase the length of time a TDR must perform in accordance with the terms of the modification agreement before the Company reclassifies the loan from a TDR to a performing loan and also reflects, in part, the Company's efforts to improve collections on loans by working with borrowers to modify payment plans as a preferable alternative to nonpayment and eventual foreclosure.

     The increase of $19.6 million, or 17%, in other impaired major loans, from $114.3 million at December 31, 1996 to $133.9 million at June 30, 1997, was primarily due to an increase of $16.2 million in such loans secured by properties in California.

     The recorded investment in all impaired loans were as follows:

                                           June 30, 1997                     December 31, 1996
                                 ---------------------------------   ---------------------------------
                                             Allowance                           Allowance
                                  Recorded      for         Net       Recorded      for         Net
                                 Investment    Losses   Investment   Investment   Losses    Investment
                                 ----------  ---------  ----------   ----------  ---------  ----------
                                                          (in thousands)
With specific allowances          $348,331    $61,037    $287,294     $305,321    $58,876    $246,445
Without specific allowances         85,894       -         85,894       89,491       -         89,491
                                  --------    -------    --------     --------    -------    --------
                                  $434,225    $61,037    $373,188     $394,812    $58,876    $335,936
                                  ========    =======    ========     ========    =======    ========

     The Company is continuing its efforts to reduce the amount of its NPAs by aggressively pursuing loan delinquencies through the collection, workout and foreclosure processes and, if foreclosed, disposing rapidly of the REO. The Company sold $215.3 million of single family REO and $31.7 million of multi-family and commercial and industrial REO in the first six months of 1997. In the first six months of 1996, the Company sold $198.3 million of single family REO and $47.2 million of multi-family and commercial and industrial REO. In addition, the Company may, from time to time, offer packages of NPAs for competitive bids.

     ALLOWANCE FOR LOAN LOSSES. Management believes the Company's allowance for loan losses as determined through periodic analysis of the loan portfolio was adequate at June 30, 1997. The Company's process for evaluating the adequacy of the allowance for loan losses includes the identification and detailed review of impaired loans; an assessment and overall quality and inherent risk in the loan portfolio, and consideration of loss experience and trends in problem loans, as well as current economic conditions and trends. Based upon this process, management determines what it considers to be an appropriate allowance for loan losses.

     The changes in and a summary by type of the allowance for loan losses are as follows:

                                            Three Months Ended         Six Months Ended
                                                  June 30,                  June 30,
                                           ---------------------     ---------------------
                                             1997         1996         1997         1996
                                           --------     --------     --------     --------
                                                       (dollars in thousands)
Beginning balance                          $387,688     $385,367     $389,135     $380,886
Provision for loan losses                    17,989       33,901       42,212       79,843
                                           --------     --------     --------     --------
                                            405,677      419,268      431,347      460,729
                                           --------     --------     --------     --------
Charge-offs:
  Single family                             (20,175)     (28,936)     (44,405)     (58,512)
  Multi-family                               (5,423)     (15,458)     (15,047)     (33,429)
  Commercial and industrial real estate      (1,367)      (4,707)      (1,606)      (5,283)
  Consumer                                     (950)          (6)      (1,712)         (20)
  Small business                               (157)        -            (157)        -
                                           --------     --------     --------     --------
                                            (28,072)     (49,107)     (62,927)     (97,244)
                                           --------     --------     --------     --------
Recoveries:
  Single family                               8,822       10,278       16,036       14,854
  Multi-family                                1,511        2,019        3,200        3,502
  Commercial and industrial real estate         349           27          598          644
  Small business                               -            -              33         -
                                           --------     --------     --------     --------
                                             10,682       12,324       19,867       19,000
                                           --------     --------     --------     --------
    Net charge-offs                         (17,390)     (36,783)     (43,060)     (78,244)
                                           --------     --------     --------     --------
Ending balance                             $388,287     $382,485     $388,287     $382,485
                                           ========     ========     ========     ========
Ratio of net charge-offs to average
  loans and MBS outstanding during
  the periods (annualized)                     0.15%        0.32%        0.19%        0.33%
                                               ====         ====         ====         ====

     The decrease in the provision for loan losses and gross charge-offs during the first six months of 1997 is due to the declines in NPAs and delinquency levels since the first six months of 1996. During the first six months of 1997, NPAs declined $155.8 million, reaching their lowest level since September 1990. At June 30, 1997, single family loans delinquent 60 to 89 days, which management believes are a key leading indicator of future single family NPAs and credit costs, were $91.4 million, compared to $120.8 million at December 31, 1996. The recent economic upturn in California has contributed to the significant improvement in the Company's credit costs.

     The following table sets forth the allocation of the Company's allowance for loan losses by loan and MBS category and the allocated allowance as a percent of each loan and MBS category at the dates indicated:

                                            June 30, 1997        December 31, 1996
                                        ---------------------  ---------------------
                                                   Allowance              Allowance
                                                   as Percent             as Percent
                                                    of Loan                of Loan
                                                    and MBS                and MBS
                                        Allowance   Category   Allowance   Category
                                        ---------  ----------  ---------  ----------
                                                   (dollars in thousands)
Single family                            $176,003     0.54%    $176,120       0.51%
Multi-family                              148,634     1.53      153,933       1.60
Commercial and industrial real estate      48,512     3.86       45,065       3.37
Consumer                                   10,338     1.17        9,217       1.17
Small business                              4,800     9.25        4,800       8.81
                                         --------              --------
                                         $388,287     0.87     $389,135       0.84
                                         ========              ========

     Although the Company believes it has a sound basis for its estimate of the appropriate allowance for loan losses, actual charge-offs and the level of NPAs incurred in the future are highly dependent upon the economies of the areas in which the Company lends and upon future events, including natural disasters. Management believes that the principal risk factor which could potentially require an increase in the allowance for loan losses would be the slowing or reversal of recent improvements in the residential purchase market in California, particularly in Southern California, the Company's primary lending market.

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

     Liquidity as defined by the Office of Thrift Supervision ("OTS") for Home Savings consists of cash, cash equivalents and certain marketable securities which are not committed, pledged or required to liquidate specific liabilities. Regulations of the OTS currently require each savings institution to maintain, for each calendar month, an average daily balance of liquid assets equal to at least 5% of the average daily balance of its net withdrawable accounts plus short-term borrowings during the preceding calendar month. OTS regulations also require each savings institution to maintain, for each calendar month, an average daily balance of short-term liquid assets (generally those having maturities of 12 months or less) equal to at least 1% of the average daily balance of its net withdrawable accounts plus short-term borrowings during the preceding calendar month. For June 1997 the average liquidity and average short-term liquidity ratios of Home Savings were 5.17% and 2.00%, respectively.

     Each of the Company's sources of liquidity are influenced by various uncertainties beyond the control of the Company. Scheduled loan payments are a relatively stable source of funds, while loan prepayments and deposit flows vary widely in reaction to market conditions, primarily market interest rates. Asset sales are influenced by general market interest rates and other market conditions beyond the control of the Company. The Company's ability to borrow at attractive rates is affected by its size, credit rating, the availability of acceptable collateral and other market-driven conditions.

     The Company continually evaluates alternate sources of funds and maintains and develops diversity and flexibility in the number and character of such sources. The effect of a decline in any one source of funds generally can be offset by use of an alternate source, although potentially at a different cost to the Company.

     LOANS RECEIVABLE. During the first six months of 1997 cash of $2.4 billion was used to originate loans. Principal payments on loans were $1.7 billion for the first six months of 1997, an increase of $548.9 million, or 49%, from $1.1 billion for the first six months of 1996. During the first six months of 1997 the Company sold loans totaling $1.7 billion. At June 30, 1997, the Company had $299.3 million of loans held for sale. The loans designated for sale included $191.5 million of fixed rate loans, $98.1 million of Treasury ARMs and $9.7 million in COFI ARMs. For information regarding the Company's loan sales, see "Results of Operations--Non Interest Income--Gain on Sales of Loans."

     MBS. During the first six months of 1997, the Company sold $9.9 million of fixed rate MBS available for sale. The Company designates certain MBS as available for sale. At June 30, 1997 the Company had $8.9 billion of MBS available for sale, comprised of $8.6 billion of ARM MBS and $292.4 million of fixed rate MBS. These MBS had an unrealized loss of $19.2 million at June 30, 1997 and $129.2 million at December 31, 1996. The decrease in the net unrealized loss on MBS available for sale is largely due to the Company's change in methodology to recognize the fair value of MSR associated with the MBS. The unrealized loss is due mainly to temporary market-related conditions and the Company expects no significant effect on its future interest income.

     DEPOSITS. Deposits were $32.7 billion at June 30, 1997, a decrease of $2.1 billion, or 6%, from $34.8 billion at December 31, 1996, partially due to the Arizona and West Florida financial service center sales which closed during the first six months of 1997. Excluding these transactions, there was a net deposit outflow of $864.4 million primarily due to maturities of term accounts which have more sensitivity to market interest rates than transaction accounts. The Company manages its borrowings to balance changes in deposits.

     Excluding the Arizona and West Coast Florida financial service center sales, transaction accounts decreased $365.2 million during the first six months of 1997, while term deposits decreased $499.2 million during the same period. Transaction accounts comprised 33% of the deposit base at June 30, 1997, compared to 30% at June 30, 1996.

     At June 30, 1997, 82% of the Company's deposits were in California compared to 79% at December 31, 1996. The Company may engage in additional financial service center purchases and sales to consolidate its presence in its key strategic markets.

     BORROWINGS. Borrowings totaled $11.0 billion at June 30, 1997, a decrease of $536.4 million, or 5%, during the first six months of 1997 from $11.6 billion at December 31, 1996, reflecting a decline in FHLB and other borrowings of $1.6 billion, partially offset by an increase in short-term borrowings of $1.0 billion.

     In March 1997, the Company issued two medium term notes totaling $80 million which will mature on March 24, 1998, bearing an interest rate of 6.15%. In April 1997, the Company issued two medium term notes totaling $100 million which will mature within two years and bear a weighted average interest rate of 6.26%. The funds were used for general corporate purposes.

     CAPITAL. The Company reviews its use of capital with a goal of maximizing stockholder value and makes decisions regarding the total amount and alternate forms of capital to maintain. During the first six months of 1997, Ahmanson returned capital to stockholders by purchasing 5.5 million shares of its common stock. Stockholders' equity increased $30.4 million to $2.5 billion at June 30, 1997. The increase is primarily due to net income of $218.7 million and a decrease of $63.2 million in the net unrealized loss on securities available for sale, partially offset by payments of $210.0 million to purchase the Company's common stock and dividends paid to common and preferred stockholders of $60.7 million. The net unrealized loss on securities available for sale at June 30, 1997 was $11.0 million.

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

     At June 30, 1997, Home Savings exceeded the regulatory standards required to be considered well-capitalized. The following table shows the capital amounts and ratios of Home Savings at June 30, 1997:

                                                          Well-
                                 Capital               Capitalized
                                  Amount      Ratio      Standard
                                ----------   -------   -----------
                                     (dollars in thousands)
Tangible capital
  (to adjusted total assets)    $2,705,194     5.78%        N/A
Core capital
  (to adjusted total assets)     2,708,868     5.78        5.00%
Core capital
  (to risk-weighted assets)      2,708,868     8.91        6.00
Total risk-based capital
  (to risk-weighted assets)      3,376,600    11.10       10.00

ACCOUNTING DEVELOPMENTS

     In February 1997 the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share." SFAS No. 128 simplifies the standards for computing and presenting earnings per share ("EPS") previously prescribed by Accounting Principles Board Opinion No. 15, "Earnings per Share." SFAS No. 128 replaces primary EPS with basic EPS and fully diluted EPS with diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in issuance of common stock that then shared in earnings. SFAS No. 128 also requires dual presentation of basic and diluted EPS on the face of the income statement and a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997 and earlier application is not permitted. If the Company had adopted SFAS No. 128 as of January 1, 1997, proforma basic EPS for the second quarter and first six months of 1997 would have been $1.11 and $2.03, respectively, and proforma diluted EPS would have been $1.01 and $1.86, respectively.

     In February 1997 the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS No. 129 consolidates existing reporting standards for disclosing information about an entity's capital structure.
SFAS No. 129 also supersedes previously issued accounting statements. SFAS No. 129 must be adopted for financial statements for periods ending after December 15, 1997. The impact on the Company of adopting SFAS No. 129 is not expected to be material as the Company's existing disclosures are generally in compliance with the disclosure requirements in SFAS No. 129.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The impact on the Company of adopting SFAS No. 130 is not expected to be material to the Company's existing disclosure.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards to report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim reports to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997, with comparative information for earlier years to be restated. The Company is currently assessing the effect of adopting SFAS No. 131.

     The Securities and Exchange Commission has approved rule amendments to clarify and expand existing disclosure requirements for derivative financial instruments. The amendments require enhanced disclosure of accounting policies for derivative financial instruments in the footnotes to the financial statements. In addition, the amendments expand existing disclosure requirements to include quantitative and qualitative information about market risk inherent in market risk sensitive instruments. The required quantitative and qualitative information are to disclosed outside the financial statements and related notes thereto. The enhanced accounting policy disclosure requirements are effective for the quarter ended June 30, 1997. As the Company believes that the derivative financial instrument disclosures contained within the notes to the financial statements of its 1996 Form 10-K substantially conform with the accounting policy requirements of these amendments, no further interim period disclosure has been provided. The rule amendments that require expanded disclosure of quantitative and qualitative information about market risk are effective with the 1997 Form 10-K.

TAX CONTINGENCY

     The Company's financial statements do not contain any benefit related to the Company's determination in 1996 that it is entitled to the deduction of the tax bases in certain state branching rights when the Company sells its deposit branch businesses, thereby abandoning such branching rights in those states. The Company's position is that the tax bases result from the tax treatment of property received as assistance from the Federal Savings and Loan Insurance Corporation ("FSLIC") in conjunction with FSLIC-assisted transactions. From 1981 through 1985, the Company acquired thrift institutions in six states through FSLIC-assisted transactions. The Company's position is that assistance received from the FSLIC included out-of-state branching rights valued at approximately $740 million. As of June 30, 1997, the Company had sold its deposit branching businesses and abandoned such branching rights in four of these states, the first of which was Missouri in 1993. The potential tax benefit related to these abandonments as of June 30, 1997 could approach $167 million. The potential deferred tax benefit related to branching rights not abandoned could approach $130 million.

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

                     PART II.   OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

         The Annual Meeting of Stockholders of Registrant was held on April 21, 1997.

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

             Nominee                     For             Withheld
        --------------------          ----------        ----------
        Byron Allumbaugh              89,944,355          293,369
        Harold A. Black               89,940,218          297,506
        Richard M. Bressler           88,823,963        1,413,761
        David R. Carpenter            89,960,310          277,414
        Phillip D. Matthews           89,974,707          263,017
        Richard L. Nolan              89,937,618          300,106
        Delia M. Reyes                89,940,718          297,006
        Charles R. Rinehart           89,962,720          275,004
        Frank M. Sanchez              89,943,383          294,341
        Elizabeth A. Sanders          89,949,065          288,659
        Arthur W. Schmutz             89,908,396          329,328
        William D. Schulte            89,947,665          290,059
         Bruce G. Willison             89,966,777          270,947

         The votes cast for and against approval of a stockholder's precatory resolution relating to lending to disadvantaged groups and the number of abstentions, were as follows:

             For               Against              Abstentions
          ----------         ----------             -----------
           5,815,575          75,002,491              2,215,106

Item 6.    Exhibits and Reports on Form 8-K.
           ---------------------------------

      (a)  Exhibits.

           11  Statement of Computation of Income per Share.

           27  Financial Data Schedule. *

      (b)  Reports on Form 8-K.

           Date of Report     Items Reported

           April 8, 1997      ITEM 5.  OTHER EVENTS.

                              On April 8, 1997, H. F. Ahmanson & Company (the "Registrant") issued a press release reporting its results of operations during the quarter ended March 31, 1997.

                              ITEM 7.  FINANCIAL STATEMENTS AND EXHIBITS.

                              (c)  Exhibits.

                              99.1  Press release dated April 8, 1997
                              reporting results of operations during the quarter ended March 31, 1997.

           April 28, 1997     ITEM 5.  OTHER EVENTS.

                              Beginning April 28, 1997, certain officers of the Registrant gave presentations for analysts and investors relating to the Registrant's business and strategy and its proposal for a tax-free merger of the Registrant and Great Western Financial Corporation, a Delaware corporation ("GWF"), pursuant to which each outstanding share of common stock of GWF would be converted into between 1.10 and 1.20 shares of common stock of the Registrant (the "Ahmanson Proposal"), and a competing proposal for a merger of Washington Mutual, Inc., a Washington corporation, with GWF.

                              ITEM 7.  FINANCIAL STATEMENTS AND EXHIBITS.

                              (c)  Exhibits.

                              99.1 Investor presentation materials used by the Registrant in connection with meetings held with analysts and investors to discuss the Ahmanson Proposal.

           May 19, 1997       ITEM 7.  FINANCIAL STATEMENTS AND EXHIBITS.

                              (c)  Exhibits.

                              99.1 Investor presentation materials used by the Registrant in connection with meetings held with analysts and investors to discuss the Ahmanson Proposal.

           June 4, 1997       ITEM 5.  OTHER EVENTS.

                              On June 4, 1997, the Registrant announced it had withdrawn its offer to merge with GWF and would terminate all pending litigation and other actions related to its proposal to merge with GWF.

                              ITEM 7.  FINANCIAL STATEMENTS AND EXHIBITS.

                              (c)  Exhibits.

                              99.1  Press release dated June 4, 1997.

















































*  Filed electronically with the Securities and Exchange Commission.

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  August 8, 1997                  H. F. Ahmanson & Company



                                         /s/  Kevin M. Twomey
                                     -------------------------------
                                     Kevin M. Twomey
                                     Senior Executive Vice President
                                     and Chief Financial Officer
                                     (Authorized Signer)



                                         /s/  George Miranda
                                     -------------------------------
                                     George Miranda
                                     First Vice President and
                                     Principal Accounting Officer

                                EXHIBIT INDEX

     Exhibit                                                     Sequentially
     Number                      Description                     Numbered Page
     -------                     -----------                     -------------
       11        Statement of Computation of Income per Share.         39

       27        Financial Data Schedule.                               *


















































*  Filed electronically with the Securities and Exchange Commission.