Form 10-Q
period 1997-09-30
AHMANSON H F & CO /DE/
filed 1997-11-14
CIK 771667

                                  FORM 10-Q


                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.   20549

        (X)       QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               for the quarterly period ended September 30, 1997

                                     OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         for the transition period from              to
                                         ------------    ------------
         Commission File Number                        1-8930
                                                   ------------------

                         H. F. AHMANSON & COMPANY
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)

                 Delaware                                95-0479700
       ------------------------------                 ---------------
      (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                 Identification No.)

      4900 Rivergrade Road, Irwindale, California              91706
      -------------------------------------------            ---------
      (Address of principal executive offices)               (Zip Code)

      Registrant's telephone number, including area code. (626) 960-6311
                                                           -------------
                      Exhibit Index appears on page:    37

               Total number of sequentially numbered pages:    38

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No    .
    ----    ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1997: $.01 par value - 94,411,284 shares.

                      PART I.     FINANCIAL INFORMATION



ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

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

H. F. AHMANSON & COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited) (in thousands)


Assets                                                           September 30, 1997   December 31, 1996
------                                                           ------------------   -----------------
Cash and amounts due from banks                                     $   476,023          $   691,578
Federal funds sold and securities purchased under
  agreements to resell                                                  186,200              737,500
Other short-term investments                                              6,141               14,782
                                                                    -----------          -----------
     Total cash and cash equivalents                                    668,364            1,443,860
Other investment securities held to
  maturity [market value
  $2,427 (September 30, 1997) and
  $2,456 (December 31, 1996)]                                             2,423                2,438
Other investment securities available for
  sale [amortized cost
  $7,048 (September 30, 1997) and
  $8,541 (December 31, 1996)]                                             7,920                9,159
Investment in stock of Federal Home
  Loan Bank (FHLB), at cost                                             405,603              420,978
Mortgage-backed securities (MBS)
  held to maturity [market value
  $4,533,238 (September 30, 1997) and
  $5,111,367 (December 31, 1996)]                                     4,519,608            5,066,670
MBS available for sale [amortized cost
  $8,641,434 (September 30, 1997) and
  $9,359,058 (December 31, 1996)]                                     8,637,351            9,229,842
Loans receivable less allowance for losses of
  $380,368 (September 30, 1997) and
  $389,135 (December 31, 1996)                                       30,306,445           30,723,398
Loans held for sale [market value
  $380,094 (September 30, 1997) and
  $1,080,046 (December 31, 1996)]                                       377,471            1,065,760
Accrued interest receivable                                             199,098              209,839
Real estate held for development and
  investment (REI) less allowance for losses of
  $111,930 (September 30, 1997) and
  $132,432 (December 31, 1996)                                          147,035              147,851
Real estate owned held for sale (REO)
  less allowance for losses of
  $14,688 (September 30, 1997) and
  $32,137 (December 31, 1996)                                           188,060              247,577
Premises and equipment                                                  368,825              424,567
Goodwill and other intangible assets                                    286,385              308,083
Other assets                                                            684,569              602,022
                                                                    -----------          -----------
                                                                    $46,799,157          $49,902,044
                                                                    ===========          ===========

Liabilities, Capital Securities of Subsidiary Trust
and Stockholders' Equity
---------------------------------------------------

Deposits:
  Non-interest bearing                                              $ 1,032,733          $   985,594
  Interest bearing                                                   31,414,584           33,788,351
                                                                    -----------          -----------
                                                                     32,447,317           34,773,945
Securities sold under agreements to repurchase                        2,325,000            1,820,000
Other short-term borrowings                                             817,897              210,529
FHLB and other borrowings                                             7,433,026            9,549,992
Other liabilities                                                     1,156,333              917,198
Income taxes                                                             84,806               48,918
                                                                    -----------          -----------
  Total liabilities                                                  44,264,379           47,320,582
Company-obligated mandatorily redeemable capital securities,
  Series A, of subsidiary trust holding solely Junior
  Subordinated Deferrable Interest Debentures of the Company            148,421              148,413
Stockholders' equity                                                  2,386,357            2,433,049
                                                                    -----------          -----------
                                                                    $46,799,157          $49,902,044
                                                                    ===========          ===========

H. F. AHMANSON & COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(dollars in thousands except per share data)

                                                             For the Three Months Ended       For the Nine Months Ended
                                                                   September 30,                    September 30,
                                                             --------------------------      ---------------------------
                                                                1997            1996            1997            1996
                                                             -----------    -----------      -----------    -----------
Interest income:
  Loans                                                      $   579,925    $   567,001      $ 1,733,260    $ 1,700,934
  MBS                                                            249,926        283,568          777,028        888,849
  Investments                                                     17,625         17,406           50,793         40,298
                                                             -----------    -----------      -----------    -----------
      Total interest income                                      847,476        867,975        2,561,081      2,630,081
                                                             -----------    -----------      -----------    -----------

Interest expense:
  Deposits                                                       365,641        377,011        1,114,967      1,137,181
  Short-term borrowings                                           48,130         32,035          124,174        108,599
  FHLB and other borrowings                                      130,870        152,693          393,417        449,509
                                                             -----------    -----------      -----------    -----------
      Total interest expense                                     544,641        561,739        1,632,558      1,695,289
                                                             -----------    -----------      -----------    -----------
      Net interest income                                        302,835        306,236          928,523        934,792
Provision for loan losses                                         14,868         35,783           57,080        115,626
                                                             -----------    -----------      -----------    -----------
      Net interest income after provision for loan losses        287,967        270,453          871,443        819,166
                                                             -----------    -----------      -----------    -----------
Noninterest income:
  Loss on sales of MBS                                              -              -                 (74)           (29)
  Gain on sales of loans                                             698          3,307           14,824         24,501
  Loan servicing income                                           16,119         18,114           49,945         49,916
  Banking and other retail service fees                           29,217         19,116           87,076         49,979
  Other fee income                                                16,210         15,270           49,650         42,517
  Gain on sales of financial service centers                        -              -              57,566           -
  Gain on sales of investment securities                             181            313              315            313
  Other operating income                                           1,701          1,140            5,485          6,593
                                                             -----------    -----------      -----------    -----------
                                                                  64,126         57,260          264,787        173,790
                                                             -----------    -----------      -----------    -----------
Noninterest expense:
  Compensation and other employee expenses                        88,603         88,970          268,439        277,882
  Occupancy expenses                                              25,291         36,972           78,650         94,045
  Federal deposit insurance premiums and assessments               6,235         19,227           19,053         59,366
  SAIF recapitalization                                             -           243,862             -           243,862
  Other general and administrative expenses                       61,939         59,231          183,163        155,807
                                                             -----------    -----------      -----------    -----------
      Total general and administrative expenses (G&A)            182,068        448,262          549,305        830,962
  Net acquisition costs                                             -              -               5,475           -
  Operations of REI                                                1,008         19,295            3,266         33,573
  Operations of REO                                               14,115         25,225           58,107         78,216
  Amortization of goodwill and other intangible assets             6,452          3,955           19,289         11,907
                                                             -----------    -----------      -----------    -----------
                                                                 203,643        496,737          635,442        954,658
                                                             -----------    -----------      -----------    -----------
Income (loss) before provision for income taxes (benefit)        148,450       (169,024)         500,788         38,298
Provision for income taxes (benefit)                              52,911        (89,546)         186,500        (15,713)
                                                             -----------    -----------      -----------    -----------
Net income (loss)                                            $    95,539    $   (79,478)     $   314,288    $    54,011
                                                             ===========    ===========      ===========    ===========
Net income (loss) attributable to common shares:
  Primary                                                    $    87,132    $   (90,776)     $   289,065    $    17,497
  Fully diluted                                              $    91,444    $   (90,776)     $   302,003    $    17,497

Income (loss) per common share:
  Primary                                                    $      0.89    $     (0.85)     $      2.89    $      0.16
  Fully diluted                                              $      0.84    $     (0.85)     $      2.69    $      0.16

Common shares outstanding, weighted average:
  Primary                                                     97,504,568    106,282,651      100,042,957    110,750,825
  Fully diluted                                              109,476,541    106,282,651      112,361,080    110,750,825

H. F. AHMANSON & COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS, continued (Unaudited)

                                                             For the Three Months Ended       For the Nine Months Ended
                                                                   September 30,                    September 30,
                                                             --------------------------      ---------------------------
                                                                1997            1996            1997            1996
                                                             -----------    -----------      -----------    ------------
Return on average assets (1)                                        0.81%         (0.65)%           0.87%          0.15%
Return on average equity (1)                                       15.85%        (11.77)%          17.50%          2.53%
Return on average tangible equity (1),(2)                          17.75%        (11.79)%          19.58%          2.95%
Efficiency ratio (1)                                               49.97%        124.96 %          49.26%         77.14%

(1) Excluding the effects of the gains on sales of the West Florida financial service centers of $41.6 million and Arizona financial service centers of $16.0 million and the net acquisition costs of $5.5 million for the nine months ended September 30, 1997, and the SAIF recapitalization of $243.9 million and First Interstate Bank charges of $14.0 million for the three and nine months ended September 30, 1996, the returns on average assets, average equity and average tangible equity and the efficiency ratio would have been as follows:

                                                                            For the Nine Months Ended
                                                  For the Three                   September 30,
                                                   Months Ended             -------------------------
                                                September 30, 1996             1997           1996
                                                ------------------          ----------     ----------
    Return on average assets                          0.60%                    0.78%          0.56%
    Return on average equity                         10.86%                   15.99%          9.70%
    Return on average tangible equity (2)            11.56%                   17.97%         10.34%
    Efficiency ratio                                 53.08%                   49.26%         53.20%

(2) Net income, excluding amortization of goodwill and other intangible assets (net of applicable tax), as a percentage of average equity excluding goodwill and other intangible assets (net of applicable tax).

H. F. AHMANSON & COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

                                                                                   For the Nine Months Ended
                                                                                         September 30,
                                                                                 -----------------------------
                                                                                      1997           1996
                                                                                 -------------   -------------
Cash flows from operating activities:
 Net income                                                                       $   314,288     $    54,011
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Interest capitalized on loans and MBS (negative amortization)                      (54,867)        (68,591)
   Provision for losses on loans and real estate                                       80,805         171,483
   Provision for income taxes (benefit)                                               186,500         (15,713)
   Depreciation and amortization                                                       74,715          69,905
   Proceeds from sales of loans originated for sale                                 2,206,545       2,141,612
   Loans originated for sale                                                       (1,171,025)     (1,310,546)
   Loans repurchased from investors                                                   (44,962)        (77,283)
   SAIF recapitalization accrual                                                         -            243,862
   Increase (decrease) in other liabilities                                            28,233          (4,192)
   Other, net                                                                         (82,074)        (76,675)
                                                                                  -----------     -----------
    Net cash provided by operating activities                                       1,538,158       1,127,873
                                                                                  -----------     -----------

Cash flows from investing activities:
 Principal payments on loans                                                        2,693,824       1,921,407
 Principal payments on MBS                                                          1,073,866       1,104,810
 Loans originated for investment (net of refinances)                               (2,729,959)     (2,542,657)
 Loans purchased                                                                      (11,683)     (1,142,696)
 Proceeds from maturities of other investment securities                                1,605           1,348
 Proceeds from sales of other investment securities available for sale                  1,899          12,731
 Other investment securities purchased                                                 (1,677)        (13,333)
 Purchase Great Western stock                                                        (163,974)           -
 Proceeds from sales of Great Western stock                                           181,610            -
 Net redemption of FHLB stock                                                          34,088          89,386
 Proceeds from sales of REO                                                           332,028         322,820
 Goodwill acquired in FIB financial service center acquisition                           -           (185,021)
 Net additions to premises and equipment                                              (19,740)        (81,350)
 Other, net                                                                            89,699           1,081
                                                                                  -----------     -----------
    Net cash provided by (used in) investing activities                             1,481,586        (511,474)
                                                                                  -----------     -----------
Cash flows from financing activities:
 Net decrease in deposits                                                          (1,158,935)       (733,887)
 Proceeds from deposits purchased                                                        -          1,888,849
 Deposits sold                                                                     (1,167,693)           -
 Increase (decrease) in borrowings maturing in 90 days or less                         72,368        (959,311)
 Proceeds from other borrowings                                                     4,966,561       3,237,427
 Repayment of other borrowings                                                     (6,044,920)     (3,260,421)
 Preferred stock redeemed                                                                -           (175,000)
 Common stock purchased for treasury                                                 (372,420)       (255,308)
 Dividends to stockholders                                                            (90,201)       (110,075)
                                                                                  -----------     -----------
    Net cash used in financing activities                                          (3,795,240)       (367,726)
                                                                                  -----------     -----------
Net increase (decrease) in cash and cash equivalents                                 (775,496)        248,673

Cash and cash equivalents at beginning of period                                    1,443,860       1,147,156
                                                                                  -----------     -----------
Cash and cash equivalents at end of period                                        $   668,364     $ 1,395,829
                                                                                  ===========     ===========

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                            BASIS OF PRESENTATION

     The preceding condensed consolidated financial statements present financial data of H. F. Ahmanson & Company and subsidiaries. As used herein "Ahmanson" means H. F. Ahmanson & Company, a Delaware corporation, and the "Company" means Ahmanson and its subsidiaries. The Company is a residential real estate and consumer finance-oriented financial services company, and is engaged in consumer and small business banking and related financial services activities. Home Savings of America, FSB ("Home Savings"), a wholly-owned subsidiary of Ahmanson, is currently one of the largest savings institutions in the United States. Certain amounts in prior periods' financial statements have been reclassified to conform to the current presentation.

                                   OVERVIEW

     The Company reported net income of $95.5 million, or $0.84 per fully diluted common share, for the third quarter of 1997. For the third quarter of 1996, net income would have been $73.2 million, or $0.56 per fully diluted common share, excluding the after-tax charges of $144.4 million, or $1.34 per fully diluted common share, related to the special assessment to recapitalize the Savings Association Insurance Fund (the "SAIF charge") and $8.3 million, or $0.07 per fully diluted common share, related to the acquisition of 61 First Interstate Bank financial service centers (the "FIB charge"). Including these charges, the Company recorded a net loss of $79.5 million, or $0.85 per fully diluted common share, for the third quarter of 1996.

     Excluding the SAIF and FIB charges for the third quarter of 1996, net income increased 30% from the third quarter of 1996, while income per share increased 50% as a result of the Company's ongoing stock purchase program. Return on average equity for the third quarter of 1997 was 15.9% and would have been 10.9% for the third quarter of 1996, excluding these charges.

     For the first nine months of 1997, net income was $314.3 million, or $2.69 per fully diluted common share, compared with $54.0 million, or $0.16 per fully diluted common share, for the first nine months of 1996. Results for the first nine months of 1997 include the after-tax gain of $34.1 million, or $0.30 per fully diluted common share, on the sales of financial service centers in West Florida and Arizona, and a net after-tax cost of $3.2 million, or $0.03 per fully diluted common share, relating to the withdrawn merger proposal for Great Western Financial Corporation. Results for the first nine months of 1996 include the effects of the SAIF and FIB charges. Excluding these items, the Company would have reported net income of $284.4 million, or $2.41 per fully diluted common share, for the first nine months of 1997 and net income of $206.7 million, or $1.49 per fully diluted common share, for the first nine months of 1996. Return on average equity was 17.5% and 2.5% for the first nine months of 1997 and 1996, respectively. Return on average equity for the first nine months of 1997 and 1996, excluding these items, would have been 16.0% and 9.7%, respectively.

RESULTS OF OPERATIONS

     Net interest income totaled $302.8 million for the third quarter of 1997, compared to $306.2 million in the third quarter of 1996, and $308.1 million in the second quarter of 1997. The slight decline in net interest income during the third quarter of 1997 is a result of the lower level of average interest-earning assets during the third quarter of 1997 of $45.5 billion compared to $47.3 billion for the third quarter of 1996 and $46.2 billion for the second quarter of 1997. The average net interest margin was 2.70% for the third quarter of 1997 compared to 2.59% for the third quarter of 1996 and 2.66% for the second quarter of 1997.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative ("G&A") expenses were $182.1 million in the third quarter of 1997 compared to $190.4 million in the third quarter of 1996, excluding the SAIF and FIB charges, and $180.5 million in the second quarter of 1997.

     The efficiency ratio, defined by the Company as G&A expenses as a percentage of the sum of net interest income, loan servicing income, banking and other retail fees and other fee income, was 50.0% in the third quarter of 1997, compared to 125.0% and 48.7% in the third quarter of 1996 and the second quarter of 1997, respectively. The Company's efficiency ratio was 49.3% and 77.1%, for the first nine months of 1997 and 1996, respectively. Excluding the SAIF and FIB charges, the efficiency ratio for the third quarter and first nine months of 1996 would have been 53.1% and 53.2%, respectively.

CREDIT COSTS/ASSET QUALITY

     Credit costs were $29.0 million during the third quarter of 1997 compared to $61.0 million in the third quarter of 1996 and $39.9 million in the second quarter of 1997. Total credit costs, defined by the Company as the sum of the provision for loan losses and expenses for the operations of foreclosed real estate ("REO"), continued to improve, declining 52% from the third quarter of 1996 and 27% from the second quarter of 1997.

     During the third quarter of 1997, nonperforming assets ("NPAs") declined by $35.9 million, the sixth consecutive quarterly decline. NPAs have declined $370.6 million, or 36%, since their most recent high point in February 1996. At September 30, 1997, NPAs totaled $654.6 million, or 1.40% of total assets, compared to $897.6 million, or 1.77%, at September 30, 1996 and $690.5 million, or 1.45%, at June 30, 1997. Loans classified as troubled debt restructurings ("TDRs") were $213.6 million at September 30, 1997 compared to $187.3 million and $214.6 million at September 30, 1996 and June 30, 1997, respectively. The ratio of NPAs and TDRs to total assets was 1.86% at September 30, 1997 compared to 2.14% at September 30, 1996 and 1.90% at June 30, 1997.

     At September 30, 1997, the allowances for loan losses and REO losses were $380.4 million and $14.7 million, respectively. The ratio of allowances for losses to NPAs was 59.0% at September 30, 1997 compared to 46.5% at September 30, 1996, and 57.8% at June 30, 1997.

LOAN ORIGINATIONS

     The Company originated $1.4 billion of mortgage loans in the third quarter of 1997 compared to $1.3 billion in the third quarter of 1996 and $1.1 billion in the second quarter of 1997. All mortgage loans were originated through the Company's retail loan origination system. Due to the Company's emphasis on diversifying the interest rate sensitivity of its real estate loan portfolio, the majority of which currently consists of loans tied to the FHLB 11th District Cost of Funds Index, 53.2% of the loans originated during the third quarter of 1997 were adjustable rate mortgages tied to indices other than the FHLB 11th District Cost of Funds Index, while 44.1% of originations were fixed rate and 2.7% were tied to the FHLB 11th District Cost of Funds Index. The Company also funded $207 million in consumer loans during the third quarter of 1997 compared to $98 million in the third quarter of 1996 and $224 million in the second quarter of 1997.

CAPITAL

     At September 30, 1997, Home Savings' capital ratios exceeded the regulatory requirements for an institution to be rated as "well-capitalized," the highest regulatory standard.

     In the third quarter of 1997, Ahmanson purchased 3.2 million shares of its common stock at an average price of $50.27 per share, returning $162.4 million to shareholders. Between the initiation of the first stock purchase program in early October 1995 and September 30, 1997, Ahmanson has purchased
25.8 million common shares, or 22% of its outstanding shares at September 30, 1995, at an average price of $31.68 per share. At September 30, 1997, Ahmanson had $83.5 million remaining of the $250 million authorized for its fourth stock purchase program. Ahmanson had $350 million in cash at September 30, 1997.

ACQUISITION OF COAST SAVINGS

     On October 6, 1997, the Company announced a definitive agreement to acquire Coast Savings Financial, Inc. ("Coast"). At September 30, 1997, Coast had 90 branches in California with $6.4 billion in deposits and $9.0 billion in assets. The merger agreement calls for the tax-free exchange of 0.8082 shares of Ahmanson common stock for each share of Coast common stock. Coast shareholders will also retain the right to receive an amount equal to any proceeds, net of expenses and taxes, in Coast's goodwill litigation against the U.S. government. This transaction is expected to close in the first quarter of 1998. The Company estimated that total assets and stockholders' equity would have been approximately $56 billion and $3 billion, respectively, if the transaction had closed on September 30, 1997.

FORWARD LOOKING STATEMENTS

     This quarterly report on Form 10-Q contains certain statements which, to the extent they do not relate to historical results, are forward looking. These forward looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others, the following possibilities: (1) competitive pressure among depository institutions increases significantly; (2) changes in the interest rate environment reduce interest margins; (3) general economic conditions, either nationally or in the states in which the Company conducts business, are less favorable than expected; or (4) legislative or regulatory changes adversely affect the businesses in which the Company engages. In addition, certain forward looking statements are based on assumptions of future events which may not prove to be accurate. Further information on factors which could affect the financial results of the Company may be included in subsequent filings by the Company with the Securities and Exchange Commission.

                             RESULTS OF OPERATIONS

NET INTEREST INCOME

     Net interest income was $302.8 million for the third quarter of 1997 compared to $306.2 million in the same period of 1996 and was $928.5 million for the first nine months of 1997 compared to $934.8 million for the same period of 1996. The following table presents the Company's Consolidated Summary of Average Financial Condition and net interest income for the periods indicated. Average balances on interest-earning assets and interest-costing liabilities are computed on a daily basis and other average balances are computed on a monthly basis. Interest income and expense and the related average balances include the effect of discounts or premiums. Nonaccrual loans are included in the average balances and delinquent interest on such loans has been deducted from interest income. The average loan balances for the 1997 periods are presented before the deduction of the allowance for loan losses and the average MBS balances for the 1997 periods exclude the unrealized gain or loss on MBS available for sale. The average loan and MBS balances for the 1996 periods have been restated to be consistent with the presentation for the 1997 periods. As a result of these changes, the average rates on loans, MBS, total loans and MBS, total interest-earning assets, interest rate spread, and net interest margin have also been restated for the 1996 periods.

                                                         Three Months Ended September 30,
                                       -----------------------------------------------------------------
                                                     1997                             1996
                                       -------------------------------  --------------------------------
                                         Average               Average    Average               Average
                                         Balance    Interest    Rate      Balance     Interest    Rate
                                       ----------- ----------  -------  -----------  ---------- --------
                                                            (dollars in thousands)
Interest-earning assets:
  Loans                                $31,013,413   $579,925   7.47%   $31,062,794    $567,001   7.30
  MBS                                   13,465,588    249,926   7.42     15,357,160     283,568   7.39
                                       -----------   --------           -----------    --------
     Total loans and MBS                44,479,001    829,851   7.46     46,419,954     850,569   7.33
  Investment securities                  1,003,117     17,625   6.97        843,973      17,406   8.25
                                       -----------   --------           -----------    --------
  Interest-earning assets               45,482,118    847,476   7.45     47,263,927     867,975   7.35
                                                     --------                          --------
Other assets                             1,879,613                        1,805,179
                                       -----------                      -----------
            Total assets               $47,361,731                      $49,069,106
                                       ===========                      ===========
Interest-costing liabilities:
  Deposits                             $32,713,468    365,641   4.43    $33,661,816     377,011   4.48
                                       -----------   --------           -----------    --------
  Borrowings:
     Short-term                          3,100,105     48,130   6.16      2,087,544      32,035   6.14
     FHLB and other                      7,871,130    127,693   6.44      9,470,132     152,693   6.45
     Trust capital securities              148,393      3,177   8.53           -           -       -
                                       -----------   --------           -----------    --------
     Total borrowings                   11,119,628    179,000   6.39     11,557,676     184,728   6.39
                                       -----------   --------           -----------    --------
  Interest-costing liabilities          43,833,096    544,641   4.93     45,219,492     561,739   4.97
                                                     --------                          --------
Other liabilities                        1,117,625                        1,148,890
Stockholders' equity                     2,411,010                        2,700,724
                                       -----------                      -----------
            Total liabilities and
              stockholders' equity     $47,361,731                      $49,069,106
                                       ===========                      ===========
Excess interest-earning assets/
  Interest rate spread                 $ 1,649,022              2.52    $ 2,044,435               2.38
                                       ===========                      ===========
Net interest income/
  Net interest margin                                $302,835   2.70                   $306,236   2.59
                                                     ========                          ========

                                                        Nine Months Ended September 30,
                                      ------------------------------------------------------------------
                                                     1997                             1996
                                      --------------------------------- --------------------------------
                                         Average                Average    Average               Average
                                         Balance    Interest     Rate      Balance     Interest    Rate
                                      ------------ -----------  -------  -----------  ---------- -------
                                                            (dollars in thousands)
Interest-earning assets:
  Loans                               $31,233,295   $1,733,260   7.40%   $31,032,215  $1,700,934   7.30%
  MBS                                  14,022,383      777,028   7.39     15,804,224     888,849   7.50
                                      -----------   ----------           -----------  ----------
     Total loans and MBS               45,255,678    2,510,288   7.40     46,836,439   2,589,783   7.37
  Investment securities                   987,088       50,793   6.88        795,372      40,298   6.76
                                      -----------   ----------           -----------  ----------
  Interest-earning assets              46,242,766    2,561,081   7.39     47,631,811   2,630,081   7.36
                                                    ----------                        ----------
Other assets                            1,914,710                          1,915,188
                                      -----------                        -----------
            Total assets              $48,157,476                        $49,546,999
                                      ===========                        ===========
Interest-costing liabilities:
  Deposits                            $33,769,665    1,114,967   4.41    $33,700,428   1,137,181   4.50
                                      -----------   ----------           -----------  ----------
  Borrowings:
     Short-term                         2,798,212      124,174   5.93      2,402,656     108,599   6.03
     FHLB and other                     8,067,589      383,882   6.36      9,425,960     449,509   6.36
     Trust capital securities             148,368        9,535   8.53           -           -       -
                                      -----------   ----------           -----------  ----------
     Total borrowings                  11,014,169      517,591   6.28     11,828,616     558,108   6.29
                                      -----------   ----------           -----------  ----------
  Interest-costing liabilities         44,783,834    1,632,558   4.87     45,529,044   1,695,289   4.97
                                                    ----------                        ----------
Other liabilities                         979,337                          1,176,257
Stockholders' equity                    2,394,305                          2,841,698
                                      -----------                        -----------
            Total liabilities and
              stockholders' equity    $48,157,476                        $49,546,999
                                      ===========                        ===========
Excess interest-earning assets/
  Interest rate spread                $ 1,458,932                2.52    $ 2,102,767               2.39
                                      ===========                        ===========
Net interest income/
  Net interest margin                               $  928,523   2.67                 $  934,792   2.61
                                                    ==========                        ==========

     Net interest income was reduced by provisions for losses on delinquent interest of $5.0 million and $9.9 million for the third quarter of 1997 and 1996, respectively, related to nonaccrual loans. The provisions had the effect of reducing the net interest margin by four basis points and eight basis points for the third quarter of 1997 and 1996, respectively. Such provisions were $19.2 million and $37.8 million for the first nine months of 1997 and 1996, respectively, reducing net interest margin by six and 11 basis points for the first nine months of 1997 and 1996, respectively.

     The following table presents the changes for the third quarter and first nine months of 1997 from the respective periods of 1996 in the Company's interest income and expense attributable to various categories of its assets and liabilities as allocated to changes in average balances and changes in average rates. Because of numerous and simultaneous changes in both balances and rates from period to period, it is not practical to allocate precisely the effects thereof. For purposes of this table, the change due to volume is initially calculated as the change in average balance multiplied by the average rate during the preceding year's period and the change due to rate is calculated as the change in average rate multiplied by the average balance during the preceding year's period. Any change that remains unallocated after such calculations is allocated proportionately to changes in volume and changes in rates.

                                     Three Months Ended                 Nine Months Ended
                                       September 30,                      September 30,
                              --------------------------------   --------------------------------
                                      1997 Versus 1996                   1997 Versus 1996
                                 Increase/(Decrease) Due to         Increase/(Decrease) Due to
                               -------------------------------   --------------------------------
                                Volume      Rate       Total      Volume       Rate       Total
                               --------   --------   ---------   ---------   --------   ---------
                                                          (in thousands)
Interest income on:
  Loans                        $   (947)  $ 13,871   $  12,924   $  10,381   $ 21,945   $  32,326
  MBS                           (34,789)     1,147     (33,642)    (98,949)   (12,872)   (111,821)
  Investments                     1,237     (1,018)        219       9,775        720      10,495
                               --------   --------   ---------   ---------   --------   ---------
    Total interest income       (34,499)    14,000     (20,499)    (78,793)     9,793     (69,000)
                               --------   --------   ---------   ---------   --------   ---------
Interest expense on:
  Deposits                       (8,144)    (3,226)    (11,370)      2,543    (24,757)    (22,214)
  Short-term borrowings          15,988        107      16,095      17,320     (1,745)     15,575
  FHLB and other borrowings     (24,772)      (228)    (25,000)    (65,627)      -        (65,627)
  Trust capital securities        3,177       -          3,177       9,535       -          9,535
                               --------   --------   ---------   ---------   --------   ---------
    Total interest expense      (13,751)    (3,347)    (17,098)    (36,229)   (26,502)    (62,731)
                               --------   --------   ---------   ---------   --------   ---------
          Net interest income  $(20,748)  $ 17,347   $  (3,401)  $ (42,564)  $ 36,295   $  (6,269)
                               ========   ========   =========   =========   ========   =========

     The preceding three tables identify the components of the changes in net interest income between the third quarter and first nine month periods of 1997 and 1996. Net interest income decreased $3.4 million in the third quarter of 1997 compared to the third quarter of 1996 and decreased $6.3 million in the first nine months of 1997 compared to the first nine months of 1996. The slight declines in net interest income were due to lower levels of interest-earning assets, substantially offset by changes in average interest rates. The declines in average interest-earning assets were mainly due to loan and MBS sales and payments, in addition to the use of operating cash flows to fund the Company's ongoing common stock repurchases as it redeploys its excess capital to enhance stockholder value.

     The net interest margin increased 11 and six basis points in the third quarter and first nine months of 1997, respectively, compared to the respective periods in 1996. The increases in the margin are primarily due to the lower provisions for losses on delinquent interest and the Company's mix of interest-earning assets and interest-costing liabilities. The decrease in average rates paid on interest-costing liabilities was primarily due to a decrease in the average cost of deposits and an increase in deposits as a percent of total interest-costing liabilities. In addition to the lower provision for losses on delinquent interest, the increase in the yields on loans and MBS for the first nine months of 1997 reflects the Company's increased emphasis in originating real estate loan products tied to indices other than COFI (see discussion below) and diversification to consumer and business loan products, which generally yield a higher interest rate than the Company's real estate loans and MBS.

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

     The Company believes that its net interest income is somewhat insulated from interest rate fluctuations primarily due to the adjustable rate nature of its loan and MBS portfolio. At September 30, 1997, 95% of the Company's loan and MBS portfolio were ARMs, including 85% which were COFI ARMs. At December 31, 1996, 96% were ARMs, including 90% which were COFI ARMs. The Company may experience margin compression when increases in market rates are not immediately reflected in the yields on the Company's adjustable and fixed rate assets or when market conditions cause the Company to pay higher rates for its funds. The addition in 1996 of new loan products, the 12 MAT ARMs, tied to the 12-month moving average of the monthly average one-year constant maturity treasury, and the LAMA loans, tied to the London Interbank Offered Rate ("LIBOR") 12-month moving average of one-month LIBOR, was intended to diversify the interest sensitivity profile of the Company's interest-earning assets. Substantially all ARMs originated since 1981 are contractually limited as to the lifetime maximum interest rates ("rate caps") that may be charged. In the event of sustained significant increases in rates, such rate caps could prevent the Company from further increasing rates on certain loans thus contributing to a decrease in the net interest margin. For information regarding the Company's strategies related to COFI and limiting its interest rate risk, see "Financial Condition--Asset/Liability Management."

CREDIT COSTS

     PROVISION FOR LOAN LOSSES. The provision for loan losses was $14.9 million for the third quarter of 1997, a decrease of $20.9 million, or 58%, from $35.8 million for the third quarter of 1996. The provision for loan losses was $57.1 million for the first nine months of 1997, a decrease of $58.5 million, or 51%, from the $115.6 million for the first nine months of 1996. The declines in the provision were due to the continuing decline in the level of NPAs. For additional information regarding the allowance for loan losses, see "Financial Condition--Asset Quality--NPAs and Potential Problem Loans" and "Financial Condition-Asset Quality--Allowance for Loan Losses."

     OPERATIONS OF REO. Losses from operations of REO were $14.1 million for the third quarter of 1997, a decrease of $11.1 million, or 44%, from losses of $25.2 million for the third quarter of 1996. The decrease was due to declines of $4.6 million in the net loss on sales of REO, $3.3 million in operating costs and $3.2 million in the provision for REO losses. Losses from operations of REO were $58.1 million for the first nine months of 1997, a decrease of $20.1 million, or 26%, from the $78.2 million for the first nine months of 1996. The decrease was due to declines of $10.4 million in the provision for REO losses, $6.7 million in the net loss on sales of REO and $3.0 million in operating costs. For additional information regarding REO, see "Financial Condition--Asset Quality--NPAs and Potential Problem Loans."

NONINTEREST INCOME

     GAIN ON SALES OF LOANS. During the third quarter of 1997, loans classified as held for sale totaling $538.0 million were sold for a pre-tax gain of $0.7 million compared to loans totaling $477.5 million sold for a pre-tax gain of $3.3 million for the third quarter of 1996. For the first nine months of 1997, loans held for sale totaling $2.2 billion were sold for a pre-tax gain of $14.8 million compared to loans totaling $2.1 billion sold for a pre-tax gain of $24.5 million for the first nine months of 1996.

     The loans sold in the third quarter and first nine months of 1997 and 1996 were as follows (dollars in thousands):

                             Three Months Ended          Nine Months Ended
                                September 30,               September 30,
                            ---------------------      -----------------------
                              1997         1996           1997         1996
                            --------     --------      ----------   ----------
Fixed rate loans            $439,264     $278,804      $1,175,820   $1,472,549
COFI ARMs                      1,133      158,599         865,739      419,123
Treasury ARMs                 97,590       40,085         147,696      219,439
                            --------     --------      ----------   ----------
                            $537,987     $477,488      $2,189,255   $2,111,111
                            ========     ========      ==========   ==========

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

     The Company capitalizes mortgage servicing rights ("MSR") related to mortgage loans sold or securitized as MBS available for sale. The total amortized cost of the mortgage loans sold or securitized is allocated to the MSR and the mortgage loans without the MSR based on their relative fair values. The MSR are periodically reviewed for impairment based on fair value. Potential impairment losses, if any, are recognized through a valuation allowance and charged to loan servicing income. MSR totaling $29.0 million and $29.7 million were capitalized in the first nine months of 1997 and 1996, respectively. The changes to the valuation allowance included a provision of $1.5 million and $0.6 million for the first nine months of 1997 and 1996, respectively. There were no charge-offs against this valuation allowance during the first nine months of 1997 and 1996. The valuation allowance for MSR impairment was $2.6 million as of September 30, 1997.

     LOAN SERVICING INCOME. Loan servicing income was $16.1 million for the third quarter of 1997, a decrease of $2.0 million, or 11%, from $18.1 million for the third quarter of 1996 and was $49.9 million for the first nine months of both 1997 and 1996. The decrease for the third quarter of 1997 compared to the third quarter of 1996 was primarily due to a decline of three basis points in the servicing fee rate to 0.66%, partially offset by a $808.7 million increase in the average portfolio of loans serviced for investors. At September 30, 1997 the portfolio of loans serviced for investors was $14.2 billion with a gross retained spread of 0.66% compared to $13.5 billion and 0.70% at September 30, 1996.

     FEE INCOME. Total fee income, consisting of banking and other retail service fees plus other fee income, was $45.4 million for the third quarter of 1997, an increase of $11.0 million, or 32%, from $34.4 million for the third quarter of 1996 and was $136.7 million for the first nine months of 1997, an increase of $44.2 million, or 48%, from $92.5 million for the first nine months of 1996.

     Banking and other retail service fees increased $10.1 million, or 53%, from $19.1 million for the third quarter of 1996 to $29.2 million for the third quarter of 1997 and increased of $37.1 million, or 74%, from $50.0 million for the first nine months of 1996 to $87.1 million for the first nine months of 1997 due to increases in service charges on deposit accounts of $7.3 million and $29.2 million for the third quarter and first nine months of 1997, respectively. These increases were primarily due to the incremental volume of business associated with the 61 former First Interstate Bank financial service centers acquired in the third quarter of 1996 and the Company's efforts in building fee-based services.

     Fee income from other services was $16.2 million for the third quarter of 1997, an increase of $0.9 million, or 6%, from $15.3 million for the third quarter of 1996 and was $49.7 million for the first nine months of 1997, an increase of $7.2 million, or 17%, from $42.5 million for the first nine months of 1996. For the first nine months of 1997, the higher levels of fee income reflect increases of $1.8 million in commissions on the higher volume of sales of investment and insurance services and products and $5.3 million in other mortgage-related fees.

     GAIN ON SALES OF FINANCIAL SERVICE CENTERS. In March 1997, the Company sold deposits of $251.4 million and branch premises in Arizona resulting in a pre-tax gain of $16.0 million. In June 1997, the Company sold deposits of $916.3 million and branch premises in West Florida resulting in a pre-tax gain of $41.6 million. The gains are net of expenses associated with the sales.

NONINTEREST EXPENSE

     G&A EXPENSES. G&A expenses were $182.1 million for the third quarter of 1997, a decrease of $266.2 million, or 59%, from $448.3 million for the third quarter of 1996 and were $549.3 million for the first nine months of 1997, a decrease of $281.7 million, or 34%, from $831.0 million for the first nine months of 1996. G&A expenses for the third quarter and first nine months of 1996 include the SAIF charge of $243.9 million. During the third quarter and first nine months of 1997, FDIC assessments declined $13.0 million and $40.3 million, respectively, as a result of the recapitalization of the SAIF. Partially offsetting these declines were increases in financial service center operating expenses due to the acquisition of the 61 former First Interstate Bank financial service centers in the third quarter of 1996 and other expenses related to Company initiatives to offer a greater range of consumer and small business loan products and services. In addition, the Company recognized approximately $14.0 million in FIB charges in the third quarter of 1996. The efficiency ratio was 50.0% for the third quarter of 1997 compared to 125.0% for the third quarter of 1996 and was 49.3% for the first nine months of 1997 compared to 77.1% for the first nine months of 1996. Excluding the SAIF and FIB charges, the efficiency ratio would have been 53.1% and 53.2% for the third quarter and first nine months of 1996, respectively.

     NET ACQUISITION COSTS. The Company incurred net pre-tax costs of $5.5 million related to its unsuccessful proposal to acquire Great Western Financial Corporation. Approximately $23.1 million of legal, printing, advisory and other expenses were incurred, partially offset by a $17.6 million gain on the sale of 3.6 million shares of Great Western Financial Corporation common stock the Company had purchased in connection with the proposal.

     OPERATIONS OF REI. Losses from operations of REI were $1.0 million for the third quarter of 1997, a decrease of $18.3 million, or 95%, from losses of $19.3 million for the third quarter of 1996. Losses from operations of REI were $3.3 million for the first nine months 1997, a decrease of $30.3 million, or 90%, from $33.6 million for the first nine months of 1996. The declines in the 1997 periods are due primarily to recognition, in the third quarter of 1996, of a $19.0 million addition to the allowance for losses principally due to a revision in the business plan for the disposition of one commercial project. In addition, there were declines in operating expenses of $6.3 million and in losses on sales of REI of $2.3 million during the first nine months of 1997.

     At September 30, 1997, REI totaling $65.0 million were classified as long-term, consisting of five projects located in California. Other REI totaling $82.0 million were classified as held for sale, consisting of six projects located in California which the Company expects to sell in the near term. There were no specific impairment allowances recognized on these REI assets at September 30, 1997 as management believes that the general valuation allowance is adequate to cover impairment.

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

     AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS. Amortization of goodwill and other intangible assets was $6.5 million for the third quarter of 1997, an increase of $2.5 million, or 63%, from $4.0 million for the third quarter of 1996 and was $19.3 million for the first nine months of 1997, an increase of $7.4 million, or 62%, from $11.9 million for the first nine months of 1996, reflecting the amortization of goodwill resulting from the purchase of the 61 former First Interstate Bank financial service centers in the third quarter of 1996.

     PROVISION FOR INCOME TAXES (BENEFIT). The changes in the provision for income taxes (benefit) primarily reflected the changes in pre-tax income
(loss) between the comparable periods. The effective tax (benefit) rates for the third quarters of 1997 and 1996 were 35.6% and (53.0)%, respectively, and were 37.2% and (41.0)% for the first nine months of 1997 and 1996, respectively, reflecting management's estimate of the Company's full year tax provision. The tax benefits recorded in the third quarter and the first nine months of 1996 include a $19.0 million reduction in the Company's valuation allowance for deferred taxes related to the Company's development of tax planning strategies that would be implemented, if necessary, to realize the excess tax bases in certain investments.

                             FINANCIAL CONDITION

     The Company's consolidated assets were $46.8 billion at September 30, 1997, a decrease of $3.1 billion, or 6%, from $49.9 billion at December 31, 1996. The gross loan and MBS portfolio decreased $2.3 billion, or 5%, to $44.2 billion during the first nine months of 1997, primarily due to sales of and payments on loans and MBS.

LOAN AND MBS PORTFOLIO

     The Company's gross loan and MBS portfolio was as follows (dollars in thousands):

                                September 30, 1997          December 31, 1996
                             ------------------------   ------------------------
                              Portfolio    Percent of    Portfolio    Percent of
                               Balance     Portfolio      Balance     Portfolio
                             -----------   ----------   -----------   ----------
Real estate loans:
  Single family              $19,070,656      43.1%     $20,443,279      44.0%
  Multi-family                 9,805,137      22.2        9,557,353      20.6
  Commercial and industrial    1,166,928       2.6        1,338,221       2.8
                             -----------     -----      -----------     -----
                              30,042,721      67.9       31,338,853      67.4
Consumer loans:
  Home equity                    785,143       1.8          595,097       1.3
  Other                          179,168       0.4          189,862       0.4
                             -----------     -----      -----------     -----
                                 964,311       2.2          784,959       1.7
Small business loans              57,252       0.1           54,481       0.1
                             -----------     -----      -----------     -----
    Total loans               31,064,284      70.2       32,178,293      69.2
MBS                           13,156,959      29.8       14,296,512      30.8
                             -----------     -----      -----------     -----
    Total loans and MBS      $44,221,243     100.0%     $46,474,805     100.0%
                             ===========     =====      ===========     =====

      At September 30, 1997, approximately 97% of the real estate loan and MBS portfolio was secured by residential properties, including 75% secured by single family properties. The Company's loan and MBS portfolio is concentrated in the state of California with approximately 77% of the portfolio secured by properties in the state. Only one other state, Florida, represents outstanding portfolio balances greater than 5% of the total. Due to the concentration of the portfolio in California, the Company has been and will continue to be impacted, beneficially and adversely, by economic cycles of the state.

     The Company's primary business continues to be the origination of loans on residential real estate properties, including home equity loans which are included in consumer loans. The Company's loan originations are summarized as follows (dollars in thousands):

                                       Nine months ended September 30,
                           ------------------------------------------------------
                                      1997                        1996
                           --------------------------  --------------------------
                               Loan       Percent of       Loan       Percent of
                           Originations  Originations  Originations  Originations
                           ------------  ------------  ------------  ------------
Real estate loans:
  Single family:
    Fixed rate              $1,281,928      31.2%       $1,387,549       33.0%
    COFI ARMs                  270,142       6.6         1,006,660       23.9
    12 MAT ARMs                590,028      14.3           488,226       11.6
    Other Treasury ARMs        139,630       3.4           265,732        6.3
    LAMA                       319,250       7.8                42         -
                            ----------     -----        ----------      -----
                             2,600,978      63.3         3,148,209       74.8
  Multi-family:
    Fixed rate                  12,952       0.3            83,257        2.0
    COFI ARMs                   47,570       1.2           672,854       16.0
    12 MAT ARMs                500,813      12.2            18,516        0.4
    LAMA                       286,952       7.0            58,626        1.4
                            ----------     -----        ----------      -----
                               848,287      20.7           833,253       19.8
Consumer loans                 595,417      14.5           224,815        5.3
Small business loans            61,288       1.5             4,739        0.1
                            ----------     -----        ----------      -----
                            $4,105,970     100.0%       $4,211,016      100.0%
                            ==========     =====        ==========      =====

     During the first nine months of 1997, approximately 70% of real estate loan originations were on properties located in California compared to 68% during the first nine months of 1996. During late 1994 the Company began offering ARMs which provide for interest rates that adjust based upon changes in the yields of U.S. Treasury securities ("Treasury ARMs"). In June 1996, the Company introduced the 12 MAT ARM and the LAMA loan.

     The Company is continuing to originate consumer loans through its entire distribution network. The Company began originating small business loans through some of its California financial service centers in the fourth quarter of 1996 and was offering small business loans at most of its California financial service centers by the end of the second quarter of 1997. Both activities are designed to further the Company's objective of positioning itself as a full-service consumer and financial services company.

     For additional information regarding these loan products, see "Results of Operations--Net Interest Income" and "Financial Condition--Asset/Liability Management."

     At September 30, 1997, the Company was committed to fund the following real estate loans (dollars in thousands):

                               September 30, 1997
                           -------------------------
                           Outstanding   Percent of
                           Commitments   Commitments
                           -----------   -----------
  Fixed rate                $159,864        41.6%
  COFI ARMs                    7,118         1.9
  12 MAT ARMs                 71,923        18.7
  Other Treasury ARMs          9,730         2.5
  LAMA                       135,624        35.3
                            --------       -----
                            $384,259       100.0%
                            ========       =====

     The Company was also committed to fund $738.8 million of consumer loans and $83.2 million of small business loans at September 30, 1997. Management believes it is likely that some of these loan commitments will expire without being drawn upon. The Company expects to fund such loans from its liquidity sources.

     The real estate loan and MBS portfolio at September 30, 1997 includes approximately $6.2 billion in loans, or 14% of the portfolio, that were originated with loan-to-value ("LTV") ratios exceeding 80%. Approximately 9% of loans originated during the first nine months of 1997 had LTV ratios in excess of 80%, all of which were loans on single family properties, including 3% with LTV ratios in excess of 90%. The Company takes the additional risk of originating real estate loans with LTV ratios in excess of 80% into consideration in its loan underwriting and pricing policies.

ASSET/LIABILITY MANAGEMENT

     The Company's principal objective of asset/liability management is to maximize net interest income, subject to net interest margin volatility and liquidity constraints. Net interest margin volatility results when the rate reset (or repricing) characteristics of the Company's assets are materially different from those of the Company's liabilities. Liquidity risk results from the mismatching of asset and liability cash flows.

     In order to manage the interest rate risk inherent in its portfolios of interest-earning assets and interest-costing liabilities, the Company emphasizes the origination of ARMs for retention in the loan and MBS portfolio. Until recently the majority of originated ARMs were indexed to COFI. The interest rates on COFI ARMs do not immediately reflect current market rate movements (referred to as the "COFI lag"). The COFI lag arises because (1) COFI is determined based on the average cost of all FHLB Eleventh District member savings institutions' interest-costing liabilities, some of which do not reprice immediately, and (2) the Company's COFI ARMs reprice monthly based on changes in the cost of such liabilities approximately two months earlier. COFI is subject to influences in addition to changes in market interest rates, such as changes in the roster of FHLB Eleventh District member savings institutions, the aggregate liabilities and the mix of liabilities at such institutions, and legislative and regulatory developments which affect the business of such institutions. Due to the unique characteristics of COFI, the secondary market for COFI loans and MBS is not as consistently liquid as it is for various other loans and MBS.

     The Company offers and increasingly emphasizes the origination of other ARM loan products, such as 12 MAT ARMs and LAMA loans, over COFI ARMs in an effort to diversify the interest rate sensitivity of its loan portfolio. The emphasis on these other ARM loan products and the sale of certain COFI ARMs is intended to diversify the interest sensitivity and liquidity profile of the Company's interest-earning assets and over time reduce interest income volatility. However, due to the long-time emphasis on originating COFI ARMs and their predominant balance in the current portfolio, benefits from loans tied to other indices will be realized slowly over time. At September 30, 1997, approximately 85% of the Company's $44.2 billion gross loan and MBS portfolio consisted of COFI ARMs, compared to approximately 90% of the $46.5 billion gross loan and MBS portfolio at December 31, 1996. For information regarding the Company's loan diversification, see "Financial Condition--Loan and MBS Portfolio."

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

     The following table presents the components of the Company's interest rate sensitive asset and liability portfolios by repricing periods (contractual maturity as adjusted for frequency of repricing) as of September 30, 1997:

                                                                       Repricing Periods
                                                  Percent ----------------------------------------------------------------
                                                    of       Within        7-12          1-5          5-10         Years
                                        Balance    Total    6 Months      Months        Years         Years       Over 10
                                      ----------- ------- -----------   -----------  -----------   -----------  ----------
                                                                                (dollars in thousands)
Interest-earning assets:
Investment securities                 $   608,287    1%   $   605,864   $      -     $     2,423   $     -      $     -
Impact of hedging (LIBOR-indexed
  amortizing swaps)                          -       -        (57,154)       35,021       22,133         -            -
                                      -----------  ---    -----------   -----------  -----------   ----------   ----------
    Total investment securities           608,287    1        548,710        35,021       24,556         -            -
                                      -----------  ---    -----------   -----------  -----------   ----------   ----------

Loans and MBS
  MBS
    ARMs                               12,830,007   29     12,830,007          -            -            -            -
    Other                                 326,952    1           -                2        2,044         -         324,906
  Loans
    ARMs                               28,854,189   65     27,334,267       395,980      807,311       26,657      289,974
    Other                               1,829,727    4        157,096          -            -            -       1,672,631
  Impact of hedging (interest
    rate swaps)                              -       -         40,800       (40,800)        -            -            -
                                      -----------  ---    -----------   -----------  -----------   ----------   ----------
    Total loans and MBS                43,840,875   99     40,362,170       355,182      809,355       26,657    2,287,511
                                      -----------  ---    -----------   -----------  -----------   ----------   ----------
      Total interest-earning assets   $44,449,162  100%   $40,910,880   $   390,203  $   833,911   $   26,657   $2,287,511
                                      ===========  ===    ===========   ===========  ===========   ==========   ==========
Interest-costing liabilities:
Deposits
  Transaction accounts                $10,719,331   25%   $10,719,331   $      -     $      -      $     -      $     -
  Term accounts                        21,727,986   50     10,705,052     7,787,345    3,227,358        8,131          100
                                      -----------  ---    -----------   -----------  -----------   ----------   ----------
    Total deposits                     32,447,317   75     21,424,383     7,787,345    3,227,358        8,131          100
                                      -----------  ---    -----------   -----------  -----------   ----------   ----------
Borrowings
  Short-term                            3,142,897    7      3,142,897          -            -            -            -
  FHLB and other                        7,433,026   17      4,846,021     1,096,926      941,350      501,189       47,540
  Capital securities of
    subsidiary trust                      148,421    1           -             -            -         148,421         -
                                      -----------  ---    -----------   -----------  -----------   ----------   ----------
    Total borrowings                   10,724,344   25      7,988,918     1,096,926      941,350      649,610       47,540
                                      -----------  ---    -----------   -----------  -----------   ----------   ----------
      Total interest-costing
          liabilities                 $43,171,661  100%   $29,413,301   $ 8,884,271  $ 4,168,708   $  657,741   $   47,640
                                      ===========  ===    ===========   ===========  ===========   ==========   ==========
Hedge-adjusted interest-earning
  assets more/(less) than
  interest-costing liabilities        $ 1,277,501         $11,497,579   $(8,494,068) $(3,334,797)  $ (631,084)  $2,239,871
                                      ===========         ===========   ===========  ===========   ==========   ==========

Cumulative interest sensitivity gap                       $11,497,579   $ 3,003,511  $  (331,286)  $ (962,370) $ 1,277,501
                                                          ===========   ===========  ===========   ==========   ==========
Percentage of hedge-adjusted
  interest-earning assets to
  interest-costing liabilities             102.96%
Percentage of cumulative interest
  sensitivity gap to total assets            2.73%

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

     The following table presents NPAs, TDRs and other impaired major loans, net of related specific loss allowances, by type as of the dates indicated:

                                            September 30,  December 31,   Increase
                                                1997           1996      (Decrease)
                                            -------------  ------------  ----------
                                                     (dollars in thousands)
Nonaccrual loans:
   Single family                               $407,490       $537,243   $(129,753)
   Multi-family                                  22,978         44,972     (21,994)
   Commercial and industrial real estate         32,911         14,837      18,074
   Consumer                                       3,116          1,410       1,706
   Small business                                    37            199        (162)
                                               --------       --------   ---------
         Total                                 $466,532       $598,661   $(132,129)
                                               ========       ========   =========

REO:
   Single family                               $158,044       $214,720   $ (56,676)
   Multi-family                                  19,982         19,239         743
   Commercial and industrial real estate         10,034         13,618      (3,584)
                                               --------       --------   ---------
         Total                                 $188,060       $247,577   $ (59,517)
                                               ========       ========   =========
Total NPAs:
   Single family                               $565,534       $751,963   $(186,429)
   Multi-family                                  42,960         64,211     (21,251)
   Commercial and industrial real estate         42,945         28,455      14,490
   Consumer                                       3,116          1,410       1,706
   Small business                                    37            199        (162)
                                               --------       --------   ---------
         Total                                 $654,592       $846,238   $(191,646)
                                               ========       ========   =========

TDRs:
   Single family                               $162,249       $ 91,422   $  70,827
   Multi-family                                  31,261         58,027     (26,766)
   Commercial and industrial real estate         20,099         36,186     (16,087)
                                               --------       --------   ---------
         Total                                 $213,609       $185,635   $  27,974
                                               ========       ========   =========

Other impaired major loans:
   Multi-family                                $117,859       $ 96,383   $  21,476
   Commercial and industrial real estate         17,160         17,949        (789)
                                               --------       --------   ---------
         Total                                 $135,019       $114,332   $  20,687
                                               ========       ========   =========
Ratio of NPAs to total assets                      1.40%          1.70%
                                               ========       ========
Ratio of NPAs and TDRs to total assets             1.86%          2.07%
                                               ========       ========
Ratio of allowances for losses
   on loans and REO to NPAs                       59.03%         47.96%
                                               ========       ========

     The following table presents NPAs, TDRs and other impaired major loans by state at September 30, 1997:

                                        NPAs
             -----------------------------------------------------------
                      Real Estate
             -----------------------------
                                                                                     Other
                                Commercial                                          Impaired
              Single    Multi-     and                                               Major
              Family    Family  Industrial  Consumer  Business    Total     TDRs     Loans
             --------  -------  ----------  --------  --------  --------  --------  --------
                                             (in thousands)
California   $420,508  $41,882    $37,034    $3,014     $37     $502,475  $170,882  $118,301
New York       38,865      448      1,437      -          -       40,750    22,751     5,798
Florida        36,933     -           200      -          -       37,133     3,784      -
Texas          10,180      373        188      -          -       10,741     1,598     1,217
Other          59,048      257      4,086       102       -       63,493    14,594     9,703
             --------  -------    -------    ------     ---     --------  --------  --------
             $565,534  $42,960    $42,945    $3,116     $37     $654,592  $213,609  $135,019
             ========  =======    =======    ======     ===     ========  ========  ========

     Total NPAs were $654.6 million at September 30, 1997, or a ratio of NPAs to total assets of 1.40%, a decrease of $191.6 million, or 23%, during the first nine months of 1997 from $846.2 million, or 1.70% of total assets at December 31, 1996. The major reasons for the decrease in NPAs during the first nine months of 1997 were continuing improvement in the California economy and California real estate market and the Company's continuing efforts to improve the collection process.

     Single family NPAs were $565.5 million at September 30, 1997, a decrease of $186.5 million, or 25%, during the first nine months of 1997 from $752.0 million at December 31, 1996, primarily due to a decrease of $172.2 million in NPAs secured by properties in California. Multi-family NPAs totaled $43.0 million at September 30, 1997, a decrease of $21.2 million, or 33%, during the first nine months of 1997 from $64.2 million at December 31, 1996 primarily due to declines in California ($16.8 million) and New York ($2.0 million). Commercial and industrial real estate NPAs totaled $42.9 million at September 30, 1997, an increase of $14.4 million, or 51%, during the first nine months of 1997 from $28.5 million at December 31, 1996, primarily due to an increase in California of $17.8 million.

     TDRs were $213.6 million at September 30, 1997, an increase of $28.0 million, or 15%, during the first nine months of 1997 from $185.6 million at December 31, 1996, primarily due to an increase in single family TDRs, primarily in California ($56.4 million), partially offset by a decrease in multi-family TDRs, primarily in California ($13.3 million) and Texas ($5.6 million). The increase in single family TDRs is due to the Company's decision in the second quarter of 1996 to increase the length of time a TDR must perform in accordance with the terms of the modification agreement before the Company reclassifies the loan from a TDR to a performing loan and also reflects, in part, the Company's efforts to improve collections on loans by working with borrowers to modify payment plans as a preferable alternative to nonpayment and eventual foreclosure. At September 30, 1997, $61.1 million of single family TDRs were performing loans.

     The increase of $20.7 million, or 18%, in other impaired major loans, from $114.3 million at December 31, 1996 to $135.0 million at September 30, 1997, was primarily due to an increase of $17.3 million in such loans secured by properties in California.

     The recorded investment in all impaired loans was as follows:

                                       September 30, 1997                     December 31, 1996
                                 ---------------------------------   ---------------------------------
                                             Allowance                           Allowance
                                  Recorded      for         Net       Recorded      for         Net
                                 Investment    Losses   Investment   Investment   Losses    Investment
                                 ----------  ---------  ----------   ----------  ---------  ----------
                                                          (in thousands)
With specific allowances          $349,438    $57,884    $291,554     $305,321    $58,876    $246,445
Without specific allowances         78,177       -         78,177       89,491       -         89,491
                                  --------    -------    --------     --------    -------    --------
                                  $427,615    $57,884    $369,731     $394,812    $58,876    $335,936
                                  ========    =======    ========     ========    =======    ========

     The Company is continuing its efforts to reduce the amount of its NPAs by aggressively pursuing loan delinquencies through the collection, workout and foreclosure processes and, if foreclosed, disposing rapidly of the REO. The Company sold $303.3 million of single family REO and $43.4 million of multi-family and commercial and industrial REO in the first nine months of 1997. In the first nine months of 1996, the Company sold $301.9 million of single family REO and $71.2 million of multi-family and commercial and industrial REO. In addition, the Company may, from time to time, offer packages of NPAs for competitive bids.

     ALLOWANCE FOR LOAN LOSSES. Management believes the Company's allowance for loan losses as determined through periodic analysis of the loan portfolio was adequate at September 30, 1997. The Company's process for evaluating the adequacy of the allowance for loan losses includes the identification and detailed review of impaired loans; an assessment and overall quality and inherent risk in the loan portfolio, and consideration of loss experience and trends in problem loans, as well as current economic conditions and trends. Based upon this process, management determines what it considers to be an appropriate allowance for loan losses.

     The changes in and a summary by type of the allowance for loan losses are as follows:

                                            Three Months Ended         Nine Months Ended
                                               September 30,             September 30,
                                           ---------------------     ---------------------
                                             1997         1996         1997         1996
                                           --------     --------     --------     --------
                                                       (dollars in thousands)
Beginning balance                          $388,287     $382,485     $389,135     $380,886
Provision for loan losses                    14,868       35,783       57,080      115,626
Loan loss allowance for loans acquired         -          14,710         -          14,710
                                           --------     --------     --------     --------
                                            403,155      432,978      446,215      511,222
                                           --------     --------     --------     --------
Charge-offs:
  Single family                             (17,308)     (26,683)     (61,713)     (85,195)
  Multi-family                               (4,960)     (17,107)     (20,007)     (50,536)
  Commercial and industrial real estate      (6,912)      (2,154)      (8,518)      (7,437)
  Consumer                                   (1,113)         (67)      (2,825)         (87)
  Small business                               -            -            (157)        -
                                           --------     --------     --------     --------
                                            (30,293)     (46,011)     (93,220)    (143,255)
                                           --------     --------     --------     --------
Recoveries:
  Single family                               4,659        7,384       20,695       22,238
  Multi-family                                1,668        2,820        4,868        6,322
  Commercial and industrial real estate       1,169        1,119        1,767        1,763
  Small business                                 10         -              43         -
                                           --------     --------     --------     --------
                                              7,506       11,323       27,373       30,323
                                           --------     --------     --------     --------
    Net charge-offs                         (22,787)     (34,688)     (65,847)    (112,932)
                                           --------     --------     --------     --------
Ending balance                             $380,368     $398,290     $380,368     $398,290
                                           ========     ========     ========     ========
Ratio of net charge-offs to average
  loans and MBS outstanding during
  the periods (annualized)                     0.20%        0.30%        0.19%        0.32%
                                               ====         ====         ====         ====

     Net charge-offs for the third quarter of 1997 include a $4.0 million charge-off of one commercial real estate loan. The declines in the provision for loan losses and gross charge-offs during the first nine months of 1997 are due to lower levels of NPAs and delinquent loans since September 30, 1996. During the first nine months of 1997, NPAs declined $191.6 million, reaching their lowest level since August 1990. At September 30, 1997, single family loans delinquent 60 to 89 days, which management believes are a key leading indicator of future single family NPAs and credit costs, were $79.4 million, compared to $120.8 million at December 31, 1996. The recent economic upturn in California has contributed to the significant improvement in the Company's credit costs.

     The following table sets forth the allocation of the Company's allowance for loan losses by loan and MBS category and the allocated allowance as a percent of each loan and MBS category at the dates indicated:

                                         September 30, 1997      December 31, 1996
                                        ---------------------  ---------------------
                                                   Allowance              Allowance
                                                   as Percent             as Percent
                                                    of Loan                of Loan
                                                    and MBS                and MBS
                                        Allowance   Category   Allowance   Category
                                        ---------  ----------  ---------  ----------
                                                   (dollars in thousands)
Single family                            $176,003     0.55%    $176,120       0.51%
Multi-family                              147,335     1.50      153,933       1.60
Commercial and industrial real estate      41,332     3.54       45,065       3.37
Consumer                                   10,898     1.13        9,217       1.17
Small business                              4,800     8.38        4,800       8.81
                                         --------              --------
                                         $380,368     0.86     $389,135       0.84
                                         ========              ========

     Although the Company believes it has a sound basis for its estimate of the appropriate allowance for loan losses, actual charge-offs and the level of NPAs incurred in the future are highly dependent upon the economies of the areas in which the Company lends and upon future events, including natural disasters, such as earthquakes. Management believes that the principal risk factor which could potentially require an increase in the allowance for loan losses would be the slowing or reversal of recent improvements in the residential purchase market in California, particularly in Southern California, the Company's primary lending market.

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

     Liquidity as defined by the Office of Thrift Supervision ("OTS") for Home Savings consists of cash, cash equivalents and certain marketable securities which are not committed, pledged or required to liquidate specific liabilities. Regulations of the OTS currently require each savings institution to maintain, for each calendar month, an average daily balance of liquid assets equal to at least 5% of the average daily balance of its net withdrawable accounts plus short-term borrowings during the preceding calendar month. OTS regulations also require each savings institution to maintain, for each calendar month, an average daily balance of short-term liquid assets (generally those having maturities of 12 months or less) equal to at least 1% of the average daily balance of its net withdrawable accounts plus short-term borrowings during the preceding calendar month. For September 1997 the average liquidity and average short-term liquidity ratios of Home Savings were 5.12% and 2.04%, respectively.

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

     LOANS RECEIVABLE. During the first nine months of 1997 cash of $3.9 billion was used to originate loans. Principal payments on loans were $2.7 billion for the first nine months of 1997, an increase of $772.4 million, or 40%, from $1.9 billion for the first nine months of 1996. During the first nine months of 1997 the Company sold loans totaling $2.2 billion. At September 30, 1997, the Company had $377.5 million of loans held for sale.
The loans designated for sale included $335.8 million of fixed rate loans, $41.6 million of Treasury ARMs and $0.1 million in COFI ARMs. For information regarding the Company's loan sales, see "Results of Operations--Non Interest Income--Gain on Sales of Loans."

     MBS. The Company designates certain MBS as available for sale. During the first nine months of 1997, the Company sold $9.9 million of fixed rate MBS available for sale. At September 30, 1997 the Company had $8.6 billion of MBS available for sale, comprised of $8.3 billion of ARM MBS and $283.8 million of fixed rate MBS. These MBS had an unrealized loss of $4.1 million at September 30, 1997 and $129.2 million at December 31, 1996. The decrease in the net unrealized loss on MBS available for sale is largely due to the Company's change in methodology to recognize the fair value of MSR associated with the MBS. The unrealized loss is due mainly to temporary market-related conditions and the Company expects no significant effect on its future interest income.

     DEPOSITS. Deposits were $32.4 billion at September 30, 1997, a decrease of $2.4 billion, or 7%, from $34.8 billion at December 31, 1996, partially due to the Arizona and West Florida financial service center sales which closed during the first nine months of 1997. Excluding these transactions, there was a net deposit outflow of $1.2 billion primarily due to maturities of term accounts which have more sensitivity to market interest rates than transaction accounts. Term deposits decreased $856.7 million during the first nine months of 1997, while transaction accounts decreased $302.3 million during the same period. The Company manages its borrowings to balance changes in deposits.

     At September 30, 1997, 82% of the Company's deposits were in California compared to 79% at December 31, 1996. The Company may engage in additional financial service center purchases and sales to consolidate its presence in its key strategic markets.

     BORROWINGS. Borrowings totaled $10.6 billion at September 30, 1997, a decrease of $1.0 billion, or 9%, during the first nine months of 1997 from $11.6 billion at December 31, 1996, reflecting a decline in FHLB and other borrowings of $2.1 billion, partially offset by an increase in short-term borrowings of $1.1 billion.

     In March 1997, the Company issued two medium term notes totaling $80 million which will mature on March 24, 1998, bearing an interest rate of 6.15%. In April 1997, the Company issued two medium term notes totaling $100 million which will mature within two years and bear a weighted average interest rate of 6.26%. In August 1997, the Company issued $125 million in subordinated debt which will mature on August 15, 2004 and bears an interest rate of 6.50%. In the first nine months of 1997, the Company issued term notes totaling $370.0 million to various brokerage firms. The notes will mature in one to two years and have a weighted average interest rate of 5.68%. Such borrowings are being used for general corporate purposes.

     CAPITAL. The Company reviews its use of capital with a goal of maximizing stockholder value and makes decisions regarding the total amount and alternate forms of capital to maintain. During the first nine months of 1997, Ahmanson returned capital to stockholders by purchasing 8.8 million shares of its common stock. Stockholders' equity decreased $46.7 million to $2.4 billion at September 30, 1997. The decrease is primarily due to payments of $372.4 million to purchase the Company's common stock and dividends paid to common and preferred stockholders of $90.2 million, partially offset by net income of $314.3 million and a decrease of $72.2 million in the net unrealized loss on securities available for sale. The net unrealized loss on securities available for sale at September 30, 1997 was $1.9 million.

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

     At September 30, 1997, Home Savings exceeded the regulatory standards required to be considered well-capitalized. The following table shows the capital amounts and ratios of Home Savings at September 30, 1997:

                                                          Well-
                                 Capital               Capitalized
                                  Amount      Ratio      Standard
                                ----------   -------   -----------
                                     (dollars in thousands)
Tangible capital
  (to adjusted total assets)    $2,724,408     5.89%        N/A
Core capital
  (to adjusted total assets)     2,727,876     5.89         5.00%
Core capital
  (to risk-weighted assets)      2,727,876     9.16         6.00
Total risk-based capital
  (to risk-weighted assets)      3,516,427    11.81        10.00

COAST SAVINGS ACQUISITION

     On October 6, 1997, the Company announced a definitive agreement to acquire Coast. At September 30, 1997, Coast had 90 branches in California with $6.4 billion in deposits and $9.0 billion in assets. The merger agreement calls for the tax-free exchange of 0.8082 shares of Ahmanson common stock for each share of Coast common stock. Coast shareholders will also retain the right to receive an amount equal to any proceeds, net of expenses and taxes, in Coast's goodwill litigation against the U.S. government. The merger is expected to close in the first quarter of 1998.

     The merger will be accounted for as a purchase. Under this method of accounting, assets and liabilities of Coast will be adjusted to their estimated fair values and any excess of the purchase price over the fair value of the assets acquired, net of the fair value of the liabilities assumed, will be recognized as goodwill. Applicable income tax effects of such adjustments will be included as a component of the Company's net deferred tax asset with a corresponding offset to goodwill.

ACCOUNTING DEVELOPMENTS

     In February 1997 the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share." SFAS No. 128 simplifies the standards for computing and presenting earnings per share ("EPS") previously prescribed by Accounting Principles Board Opinion No. 15, "Earnings per Share." SFAS No. 128 replaces primary EPS with basic EPS and fully diluted EPS with diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in issuance of common stock that then shared in earnings. SFAS No. 128 also requires dual presentation of basic and diluted EPS on the face of the income statement and a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997 and earlier application is not permitted. If the Company had adopted SFAS No. 128 as of January 1, 1997, pro forma basic EPS for the third quarter and first nine months of 1997 would have been $0.91 and $2.94, respectively, and pro forma diluted EPS would have been $0.84 and $2.70, respectively.

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

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The impact on the Company of adopting SFAS No. 130 is not expected to be material to the Company's existing disclosure.

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

     The Securities and Exchange Commission has approved rule amendments to clarify and expand existing disclosure requirements for derivative financial instruments. The amendments require enhanced disclosure of accounting policies for derivative financial instruments in the footnotes to the financial statements. In addition, the amendments expand existing disclosure requirements to include quantitative and qualitative information about market risk inherent in market risk sensitive instruments. The required quantitative and qualitative information are to be disclosed outside the financial statements and related notes thereto. The enhanced accounting policy disclosure requirements are effective for the quarter ended June 30, 1997. As the Company believes that the derivative financial instrument disclosures contained within the notes to the financial statements of its Annual Report on Form 10-K for the year 1996 substantially conform with the accounting policy requirements of these amendments, no further interim period disclosure has been provided. The rule amendments that require expanded disclosure of quantitative and qualitative information about market risk are effective with the Annual Report on Form 10-K for the year 1997.

TAX CONTINGENCY

     The Company's financial statements do not contain any benefit related to the Company's determination in 1996 that it is entitled to the deduction of the tax bases in certain state branching rights when the Company sells its deposit branch businesses, thereby abandoning such branching rights in those states. The Company's position is that the tax bases result from the tax treatment of property received as assistance from the Federal Savings and Loan Insurance Corporation ("FSLIC") in conjunction with FSLIC-assisted transactions. From 1981 through 1985, the Company acquired thrift institutions in six states through FSLIC-assisted transactions. The Company's position is that assistance received from the FSLIC included out-of-state branching rights valued at approximately $740 million. As of September 30, 1997, the Company had sold its deposit branching businesses and abandoned such branching rights in four of these states, the first of which was Missouri in 1993. The potential tax benefit related to these abandonments as of September 30, 1997 could approach $167 million. The potential deferred tax benefit related to branching rights not abandoned could approach $130 million.

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

YEAR 2000

     Many computer systems, including most of those used by the Company, identify dates using only the last two digits of the year. These systems are unable to distinguish between dates in the year 2000 and dates in the year 1900. That inability (referred to as the "Year 2000 issue"), if not addressed, could cause these systems to fail or provide incorrect information after December 31, 1999 or when using dates after December 31, 1999. This in turn could have a material adverse impact on the Company and its ability to process customer transactions or provide customer services.

     The Company has implemented a process for identifying, prioritizing and modifying or replacing systems that may be affected by the Year 2000 issue. The Company is also monitoring the adequacy of the processes and progress of third party vendors of systems that may be affected by the Year 2000 issue. While the Company believes its process is designed to be successful, because of the complexity of the Year 2000 issue, it is possible that the Company's efforts or those of third party vendors will not be satisfactorily completed in a timely fashion. In addition, the Company interacts with a number of other entities, including government entities. The failure of these entities to address the Year 2000 issue could adversely affect the Company.

     The Company currently estimates that its Year 2000 project, including costs incurred in 1997 and through the year 2000, may cost approximately $45 million. These costs include estimates for employee compensation on the project team, consultants, hardware and software lease expense and depreciation of equipment purchased as part of the project. Year 2000 costs are expensed as incurred and approximately $6.5 million has been expensed in 1997 through the third quarter.

     As the Company progresses in addressing the Year 2000 issue, estimates of costs could change, including as a result of the failure of third party vendors to address the Year 2000 issue in a timely fashion. However, the Company's estimated Year 2000 expenses are not expected to result in a dollar for dollar increase in the Company's overall information systems expenditures because the Company is likely to initiate fewer other major systems projects during the pendency of the Year 2000 project.

                          PART II.  OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

      (a)  Exhibits.

            3 By-laws of H. F. Ahmanson & Company, as amended (Exhibit 3 to Form 8-K for the event on November 7, 1997).

            4 Rights Agreement, dated November 7, 1997, between H. F. Ahmanson & Company and First Chicago Trust Company of New York, as Rights Agent (Exhibit 4 to Form 8-K for the event on November 7, 1997).

           11  Statement of Computation of Income per Share.

           27  Financial Data Schedule. *

      (b)  Reports on Form 8-K.

           Date of Report     Items Reported

           July 10, 1997      ITEM 5.  OTHER EVENTS.

                              On July 10, 1997, H. F. Ahmanson & Company (the "Registrant") issued a press release reporting its results of operations during the quarter ended June 30, 1997.

                              ITEM 7.  FINANCIAL STATEMENTS AND EXHIBITS.

                              (c)  Exhibits.

                              99.1  Press release dated July 10, 1997
                              reporting results of operations during the quarter ended June 30, 1997.
























[FN]
*  Filed electronically with the Securities and Exchange Commission.

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  November 14, 1997             H. F. Ahmanson & Company



                                         /s/  Kevin M. Twomey
                                     -------------------------------
                                     Kevin M. Twomey
                                     Vice Chairman of the Board of
                                     Directors and Chief Financial
                                     Officer
                                     (Authorized Signer)



                                         /s/  George Miranda
                                     -------------------------------
                                     George Miranda
                                     First Vice President and
                                     Principal Accounting Officer

                                EXHIBIT INDEX

     Exhibit                                                     Sequentially
     Number                      Description                     Numbered Page
     -------                     -----------                     -------------
       11        Statement of Computation of Income per Share.         38

       27        Financial Data Schedule.                               *













































*  Filed electronically with the Securities and Exchange Commission.