Form 10-K405
period 1997-12-31
AHMANSON H F & CO /DE/
filed 1998-03-30
CIK 771667

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

(MARK ONE)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934
For the fiscal year ended December 31, 1997
                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the transition period fromto

                         Commission file number 1-8930

                           H. F. AHMANSON & COMPANY
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              Delaware                                 95-0479700
-------------------------------------    -------------------------------------
  (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)


        4900 Rivergrade Road
        Irwindale, California                            91706
---------------------------------------     ----------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                 (ZIP CODE)


       Registrant's telephone number, including area code: 626/960-6311

Securities registered pursuant to Section 12(b) of the Act:

                                                   NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                   ON WHICH REGISTERED
              -------------------                  ---------------------
          Common Stock, $.01 par value            New York Stock Exchange
         Series A Junior Participating               Pacific Exchange
           Cumulative Preferred Stock

Depositary Shares, Each Representing a One-Tenth   New York Stock Exchange
      Interest in a Share of 6% Cumulative
     Convertible Preferred Stock, Series D

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant, based upon the closing sale price of its Common Stock on the New York Stock Exchange on March 17, 1998, a date within 60 days prior to the date of filing, was $8,516,126,301.

Common Stock, $.01 par value of registrant outstanding at March 17, 1998-- 109,609,505 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                     PART I

ITEM 1. BUSINESS............................................................   1
  General...................................................................   1
  Retail Banking............................................................   2
  Residential Real Estate Lending...........................................   3
    General.................................................................   3
    Interest Rates, Terms and Fees..........................................   4
    Sales of Loans and MBS and Servicing Activities.........................   5
  Consumer Lending and Business Banking.....................................   5
  Treasury Activities.......................................................   6
  Interest Margin...........................................................   6
  Asset/Liability Management................................................   6
  Competition...............................................................   7
  Regulation................................................................   8
    General.................................................................   8
    Savings and Loan Holding Company Regulations............................   8
    Affiliate and Insider Transactions......................................   8
    Limitations on Acquisitions.............................................   8
    Payment of Dividends....................................................   8
    Deposit Insurance.......................................................   9
    FICO Debt...............................................................   9
    Conversion of Deposit Insurance.........................................  10
    Classification of Assets................................................  10
    Capital Requirements....................................................  10
    Prompt Corrective Action................................................  11
    Enforcement and Penalties...............................................  12
    Loans and Investments...................................................  12
    Federal Home Loan Bank System...........................................  12
    Federal Reserve System..................................................  12
    Liquidity...............................................................  13
    Community Reinvestment Act..............................................  13
    Qualified Thrift Lender.................................................  13
    Service Corporations....................................................  13
    Proposed Legislation....................................................  13
  Taxation..................................................................  13
    Federal.................................................................  13
    State...................................................................  14
  REI Operations............................................................  14
  Other Activities..........................................................  15
  Employees.................................................................  15
ITEM 2. PROPERTIES..........................................................  15
ITEM 3. LEGAL PROCEEDINGS...................................................  15
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................  15

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
 MATTERS...................................................................  16
  Market Prices of Stock...................................................  16
  Per Share Cash Dividends Data............................................  16
  Stockholders.............................................................  17
ITEM 6. SELECTED FINANCIAL DATA............................................  18
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
 RESULTS OF OPERATIONS.....................................................  21
  Overview.................................................................  21
  Results of Operations....................................................  25
    Net Interest Income....................................................  25
    Credit Costs...........................................................  28
      Provision for Loan Losses............................................  28
      Operations of REO....................................................  28
    Noninterest Income.....................................................  29
      Gain (Loss) on Sales of MBS..........................................  29
      Gain on Sales of Loans...............................................  30
      Loan Servicing Income................................................  31
      Fee Income...........................................................  31
      Gain on Sales of Retail Deposit Branch Systems.......................  31
    Noninterest Expense....................................................  32
      General and Administrative Expenses..................................  32
      Net Acquisition Costs................................................  32
      Operations of REI....................................................  32
      Amortization of Goodwill and Other Intangible Assets and Cumulative
       Effect of Change in Accounting for Goodwill.........................  32
      Provision for Income Taxes...........................................  32
    Quarterly Results of Operations........................................  33
  Financial Condition......................................................  34
    Loan and MBS Portfolio.................................................  34
    Asset/Liability Management and Market Risk ............................  36
    Asset Quality..........................................................  40
      NPAs and Potential Problem Loans.....................................  40
      Allowance for Loan Losses............................................  43
      REI..................................................................  46
    Liquidity and Capital Resources........................................  47
      Loans Receivable.....................................................  47
      MBS..................................................................  48
      Deposits.............................................................  48
      Borrowings...........................................................  48
      Capital..............................................................  48
    Accounting Developments................................................  49
    Tax Contingency........................................................  50
    Goodwill Litigation....................................................  50
    Year 2000..............................................................  51
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........  51
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................  51
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
 FINANCIAL DISCLOSURE......................................................  51

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................  52
  Section 16(a) Beneficial Ownership Reporting Compliance...................  54
ITEM 11. EXECUTIVE COMPENSATION.............................................  55
  Summary Compensation Table................................................  55
  Option Grants in Last Fiscal Year.........................................  57
  Aggregated Option/SAR Exercises and Year-End Option/SAR Values............  58
  Long-Term Incentive Plan..................................................  58
  Retirement Plans..........................................................  59
    Retirement Plan.........................................................  59
    Supplemental Executive Retirement Plan..................................  60
    Senior Supplemental Executive Retirement Plan...........................  61
  Employment Agreements.....................................................  61
  Compensation of Directors.................................................  62
  Compensation Committee Interlocks and Insider Participation...............  63
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....  64
  Security Ownership of Certain Beneficial Owners...........................  64
  Security Ownership of Management..........................................  65
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................  66

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K....  67

                                   SIGNATURES

                                    PART I

ITEM 1. BUSINESS

GENERAL

  H.F. Ahmanson & Company, a Delaware corporation, is one of the largest residential real estate and consumer and business finance-oriented financial services companies in the United States, owning subsidiaries principally engaged in consumer and small business banking and related financial services activities. Ahmanson was originally organized in 1928 in California and changed its state of incorporation from California to Delaware in 1985. As used herein, the "Company" means Ahmanson collectively with its subsidiaries, and "Ahmanson" means H. F. Ahmanson & Company, a Delaware corporation incorporated in 1984 and its predecessor California corporation. Ahmanson's executive offices are located at 4900 Rivergrade Road, Irwindale, California 91706, and its telephone number is (626) 960-6311.

  Approximately 98% of the Company's consolidated revenues in 1997 were derived from the operations of Home Savings of America, FSB, a federally chartered savings bank ("Home Savings"), which is wholly-owned by Ahmanson. Home Savings represented over 99% of the Company's consolidated assets at December 31, 1997. Home Savings is one of the largest savings institutions in the United States. Home Savings is regulated by the Director of the Office of Thrift Supervision ("OTS Director") and the Federal Deposit Insurance Corporation ("FDIC") which, through the Savings Association Insurance Fund ("SAIF") and the Bank Insurance Fund ("BIF"), insures the deposit accounts of Home Savings. Home Savings is a member of the Federal Home Loan Bank ("FHLB") of San Francisco, which is one of the twelve regional banks for federally insured depository institutions comprising the FHLB System. Home Savings is further subject to regulations of the Board of Governors of the Federal Reserve System ("Federal Reserve Board") with respect to reserves required to be maintained against certain deposits and certain other matters.

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

  Home Savings has made substantial progress in changing its focus from being a traditional savings institution to being a full-service consumer bank. One significant aspect of this change in focus is an increase in the types of products and services offered to Home Savings' customers. This has been implemented in part through the creation of a consumer lending division which offers products such as home equity loans, automobile loans and unsecured personal lines of credit, the development of a business banking group which offers products such as small business loans and cash management services, the expansion of the securities and insurance products and services offered by Griffin Financial Services, which is a wholly-owned subsidiary of Ahmanson and an affiliate of Home Savings, and the introduction of electronic banking.

  The change in focus is reflected at Ahmanson by increased scrutiny of the use of capital. Ahmanson's goal is to hold an asset or engage in an activity only if the income generated by such asset or activity adequately compensates the Company and its stockholders for the use of the capital necessary to hold the asset or engage in the activity. Between October 1995, when Ahmanson initiated its first stock purchase program, and December 1997, Ahmanson returned capital to its stockholders by repurchasing 27.6 million shares of its common stock. On March 2, 1998, Ahmanson also redeemed at par the entire $195 million of its 8.40% Preferred Stock, Series C. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Overview--Capital" for additional information.

  On February 17, 1997, the Company proposed a merger transaction with Great Western Financial Corporation. On June 4, 1997, the Company withdrew its merger proposal. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview--Net Great Western Costs" for additional information.

  On October 6, 1997, the Company announced a definitive agreement to acquire Coast Savings Financial, Inc. The acquisition was completed on February 13, 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition--Coast Savings Financial, Inc. Acquisition" and Note 2 of Notes to Consolidated Financial Statements for additional information.

  On March 17, 1998, the Company announced a definitive agreement to merge with and into Washington Mutual, Inc. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview" for additional information.

RETAIL BANKING

  At December 31, 1997 Home Savings' deposits totaled $32.3 billion, substantially all of which were retail deposits. The Company believes that retail deposits are a stable and cost effective source of funds to support its lending.

  At December 31, 1997 the Company had 370 retail branches located in three states and 126 loan offices in nine states. The Company is focusing on enlarging its presence and enhancing its market share in key markets and recognizing that there are markets where the Company can not economically achieve sufficient market share to be an effective competitor. With this focus, the Company periodically reviews the desirability of maintaining, expanding or contracting its retail branch network and loan office network. Prior to closing any office, the Company reviews and considers the potential impact of the office closing on the credit needs of the surrounding community. During 1997 the Company sold four retail branches in Arizona with deposits totaling $251.4 million and 12 retail branches in west Florida with deposits totaling $916.3 million. On December 4, 1997, the Company announced a definitive agreement to sell its remaining 27 retail branches in Florida with deposits at December 31, 1997 totaling approximately $3.3 billion.

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

  The Company has not originated for its own portfolio new commercial and industrial real estate loans since 1988. From 1990 through 1997, the Company chose not to originate for its own portfolio residential loans secured by multi-family structures located in states other than California.

  Home Savings' loans are subject to various approval requirements depending upon such factors as the size of the loan, the loan-to-value ratio and the applicant's debt-to-income ratio. Because loan applications declined by Home Savings may be acceptable to other lenders, Home Savings has a program to refer loan applications which have been declined to another lender. This program assists applicants to meet their credit needs and generates fees for Home Savings.

  The Company requires title insurance coverage on all loans secured by liens on real property and also requires that fire and extended coverage special form casualty insurance be maintained on the security properties in an amount at least equal to the total of the Company's loans or the replacement cost of the structure, whichever is less. In designated special flood hazard areas, the Company also requires flood insurance. For higher balance loans secured by multi-family structures which are determined by a seismic study to be subject to high probable maximum losses in the event of an earthquake, the borrower is given the option of obtaining earthquake insurance or accepting a reduced maximum loan-to-value ratio.

  For additional information on the composition of the Company's loan and MBS portfolio, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition--Loan and MBS Portfolio."

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

 Interest Rates, Terms and Fees.

  Most of the Company's portfolio of adjustable rate mortgage loans ("ARMs") provide for interest rates that adjust monthly based on changes in the monthly weighted average cost of funds of savings institutions headquartered in the Federal Home Loan Bank System's Eleventh District, which comprises California, Arizona and Nevada, as computed by the FHLB of San Francisco ("COFI"). The cost of funds of Home Savings represents a significant component of COFI. COFI is currently announced on the last business day of the month following the month in which such cost of funds was incurred. As part of the Company's asset/liability management strategy, since June 1996, the Company has been originating fewer ARMs which adjust based upon changes in COFI ("COFI ARMs") and emphasizing the origination of ARMs which adjust based on changes in other indices such as the yields of U. S. Treasury securities, including the 12 Month Average Treasury ("12 MAT") Index (ARMs which adjust based on changes in the 12 MAT Index are referred to as "12 MAT ARMs"; ARMs which adjust based on changes in other U. S. Treasury securities indices are referred to as "Treasury ARMs"), and the London Interbank Offered Rate ("LIBOR"), including the LIBOR Annual Monthly Average ("LAMA") Index. The 12 MAT Index is determined by taking the average of the 12 most recently available monthly yields on U. S. Treasury securities adjusted to a constant maturity of one year, as published in Federal Reserve Release H.15. The LAMA Index is published monthly by FNMA and is determined by taking the average of the 12 most recently available One Month LIBOR as published each month by FNMA. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition--Asset/Liability Management and Market Risk."

  Certain of the Company's ARMs originated prior to May 1996 permit homeowners to borrow additional funds at the existing loan's current interest rate for any purpose, but only if a specified loan-to-value ratio, based on the appraised value of the security property at the time of the additional borrowing, or the Company's maximum loan amount for similar type property is not exceeded.

  Substantially all ARMs in the Company's portfolio have lifetime maximum interest rates. In addition, substantially all the Company's ARMs provide that the minimum monthly payments to be made by the borrower may be adjusted only annually and generally by not more than 7.5% of such minimum payments in any year. However, at the end of each five-year interval during the life of the loan, the payments may be adjusted by more than 7.5% if necessary to cause the loan to amortize over the remaining term. The Company's Treasury ARMs secured by single family properties generally provide that the interest rate will not be adjusted by more than two percentage points in any year but do not otherwise limit the adjustment of the minimum monthly payments. The Company's Treasury ARMs secured by single family properties have a repayment schedule of 30 years. The Company permits the borrower to select, at the time of origination of other ARMs, a repayment schedule of 15 or 30 years.

  Adjustable interest rates could result in increased minimum monthly payments that some borrowers find difficult to make. However, the limits discussed above on changes in interest rates and monthly payments provide some protection to borrowers from unlimited interest rate and payment increases. The limits on changes in payments on ARMs can result in minimum monthly payments that are greater or less than the amount necessary to amortize the ARM by its maturity date at the interest rate in effect in any particular month. If a monthly payment is not sufficient to pay the interest accruing on an ARM, the shortage is added to the principal balance of the ARM to be repaid through future monthly payments. The aggregate amounts of interest capitalized (or negative amortization) on the Company's ARMs during 1997 and 1996 were $69.8 million and $103.7 million, respectively. At December 31, 1997 the amount of interest capitalized on the Company's $41.0 billion ARM portfolio totaled $118.9 million. Of such amount, $5.4 million represents capitalized interest on loans with current principal balances that are less than the original loan amounts. The remaining $113.5 million represents capitalized interest on loans with an aggregate principal balance at December 31, 1997 of $4.5 billion compared to an aggregate original loan balance of $4.4 billion. At December 31, 1997 the average principal balance of such loans was 2% higher than the average original loan amount. If a loan bears a high loan-to-value ratio at origination, the default risk associated with the loan could increase due to negative amortization. However, the Company's management does not believe that the default risk associated with negative amortization is material. If a required monthly payment exceeds the amount that would have been necessary to amortize or pay the outstanding principal balance at the then applicable interest rate over the remaining term of the loan, the excess (or accelerated amortization) reduces the principal balance of the ARM and therefore the amount to be repaid through future monthly payments. The terms of the Company's Treasury ARMs secured by single family properties do not result in negative or accelerated amortization.

  The Company currently also offers a 30-year fixed rate mortgage loan and a 15-year fixed rate mortgage loan. Home Savings has established underwriting criteria for its fixed rate mortgage loans such that these loans are normally readily salable in the secondary market.

  In addition to the interest on its loans, the Company charges fees for loan originations, loan prepayments and modifications, late payments, changes of property ownership and other services. Fees realized vary with the volume of loans made and prepaid, economic conditions and other competitive conditions in the mortgage market.

 Sales of Loans and MBS and Servicing Activities.

  The Company has sold loans, GSE MBS and other MBS and participations therein, which have generated gains on sale, a stream of loan servicing revenue and cash for lending or liquidity. The Company designates certain loans and MBS that may be sold as available for sale. For information on the amount of loans and MBS sold, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations-- Noninterest Income--Gain (Loss) on Sales of MBS" and "--Gain on Sales of Loans."

  When loans and MBS representing interests in loans originated by the Company are sold to investors, the Company generally continues to collect the payments on the loans as they become due and otherwise to service the loans. For more information on the amount and components of loan servicing income, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Noninterest Income--Loan Servicing Income" and Note 4 of Notes to Consolidated Financial Statements.

  The Company has sold certain loans and MBS with different types of credit enhancement features. Such features may include direct recourse to the Company in the event of credit losses on the loans or MBS sold and subordination of the Company's retained interest in a pool of loans or MBS to the interest of the investor. For additional information regarding the Company's credit enhancement obligations, see Note 4 of Notes to Consolidated Financial Statements.

  The Company has periodically securitized mortgage loans into GSE MBS, which can be used as collateral for borrowings and can also be more readily sold in the secondary market. The Company also has securitized mortgage loans into other MBS which can be used as collateral for borrowings or sold in the secondary market.

CONSUMER LENDING AND BUSINESS BANKING

  In April 1996 the Company completed the introduction of a broad range of consumer loan and credit-related insurance products, distributed primarily through the retail branch network. The consumer loan products offered include home equity loans and lines of credit, new and used automobile loans, debt consolidation loans, home improvement loans and unsecured loans and personal lines of credit. The credit-related insurance products offered include credit life, accident and health insurance. During 1997 the Company originated $843.0 million of consumer loans.

  In early 1996 the Company made a strategic decision to pursue the small business market, which the Company generally defines as including businesses with annual revenues of $10 million or less. The business banking group became operational in October 1996 and offers a range of deposit, loan and cash management products and services designed to meet the specific needs of the small business customer. By the end of the second quarter of 1997, the Company was offering business banking loans at most of its California branches. During 1997 the Company originated $90.0 million of small business loans.

TREASURY ACTIVITIES

  Home Savings is required by federal regulations to maintain a minimum amount of assets which qualify as liquidity for regulatory purposes, including specified short-term securities, and is also permitted to make certain other securities investments. See "Regulation--Liquidity." For information concerning interest and dividends on investments, see Note 3 of Notes to Consolidated Financial Statements.

  The Company purchases securities from broker-dealers with a concurrent commitment to resell the securities to the broker-dealer at a specified price on a specified future date, typically one to 90 days after the date of the initial purchase. The amounts advanced under these agreements are subject to regulatory limits on loans to one borrower and are reflected as cash equivalents in the Consolidated Statements of Financial Condition. Repurchase agreements are subject to certain risks, including the risks that the broker-dealer will fail to perform its obligations, the value of the securities may fall below the amount of funds disbursed to the broker-dealer and the Company's interest in the securities may be inadequately protected if the broker-dealer fails to perform its obligations. The Company attempts to reduce such risks by, among other things, entering into such agreements only with well-capitalized broker-dealers who are either primary dealers in government securities or otherwise approved by the Company, reviewing on a regular basis the financial status of such broker-dealers, limiting the maximum amount of agreements permitted to be outstanding at any time with any single broker-dealer, limiting the types of securities which are considered acceptable for purchase, requiring the purchased securities to be held by a third party custodian and requiring additional securities if the market value of the purchased securities decreases below levels specified in such agreements. See
Note 3 of Notes to Consolidated Financial Statements.

  Home Savings borrows funds from the FHLB of San Francisco on the security of the FHLB capital stock owned by it and certain mortgage loans and MBS pledged as collateral. The Company also from time to time has issued senior notes, subordinated notes, medium-term notes, mortgage-backed bonds and commercial paper and expects in the future to issue other debt instruments. In addition, the Company obtains funds through both short-term and long-term agreements to repurchase securities sold with broker-dealers, which are deemed to be secured borrowings and typically have terms ranging from one day to two years. See Notes 9 and 10 of Notes to Consolidated Financial Statements.

INTEREST MARGIN

  The Company's earnings primarily depend upon (i) the margin between the yield on its interest-earning assets and the rates on its interest-costing liabilities and (ii) the relative amounts of interest-earning assets and interest-costing liabilities. When interest-earning assets equal or exceed interest-costing liabilities, any positive margin will generate net interest income. When the amount of interest-earning assets is less than the amount of interest-costing liabilities, net interest expense can result even when the margin is positive. The Company's net interest margin reflects the difference between the average dollar amount of and yield on interest-earning assets compared with the average dollar amount of and cost of funds.

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

  For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition-- Asset/Liability Management and Market Risk."

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

  An OTS regulation, which states that it preempts any state law purporting to address the subject of branching by a federal savings institution, generally allows federal savings institutions, including Home Savings, to branch freely throughout the United States to the extent allowed by federal statutes. Federal legislation which became effective on June 1, 1997 generally expanded the ability of banks to effect interstate mergers, except with banks in states which have adopted legislation expressly prohibiting such mergers. California has not adopted such legislation. Bank competitors of the Company may now be able to conduct extensive interstate banking operations, thereby gaining competitive advantages.

  Pursuant to the Deposit Insurance Funds Act of 1996 ("DIFA"), as of January 1, 1997 the deposit insurance assessment rates for SAIF deposits and BIF deposits are determined according to identical schedules. However, until December 31, 1999 or, if earlier, the date on which the last savings institution ceases to exist, SAIF deposits are assessed to pay interest on debt incurred to provide funds to the former Federal Savings and Loan Insurance Corporation ("FICO Debt") at five times the rate at which BIF deposits are assessed to pay such interest. Institutions whose deposits are exclusively or primarily BIF-insured (such as almost all commercial banks) therefore have certain competitive advantages over institutions whose deposits are primarily SAIF-insured (such as Home Savings) although the extent of the advantage is less than the deposit insurance premium advantage which existed prior to the enactment of DIFA. See "Regulation--FICO Debt."

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

  OTS regulations impose limitations upon certain "capital distributions" by savings institutions, including dividends. The regulations currently establish a three-tiered system of regulation, with the greatest flexibility being afforded to institutions that meet or exceed the capital requirements.

  An institution that has capital immediately prior to, and on a pro forma basis after giving effect to, a proposed capital distribution that is at least equal to its capital requirements is considered a Tier 1 institution

("Tier 1 Institution"). At December 31, 1997 Home Savings was a Tier 1 Institution. A Tier 1 Institution may, without the approval of but with prior notice to the OTS, make capital distributions during a calendar year up to the greater of (1) 100% of its net income to date during the calendar year plus the amount that would reduce the institution's "surplus capital ratio" (the excess over its risk-based capital requirement) to one-half of its surplus capital ratio at the beginning of the calendar year or (2) 75% of the institution's net income over the most recent four quarter period. Any additional capital distributions would require prior regulatory approval. The OTS retains discretion to subject Tier 1 Institutions to the more stringent capital distribution rules applicable to institutions with less capital if the OTS determines that the institution is in need of more than normal supervision and has provided the institution with notice to that effect. The OTS also retains the authority to prohibit any capital distribution otherwise authorized under the regulations if the OTS determines that the capital distribution would constitute an unsafe or unsound practice.

  OTS has proposed an amendment to its capital distribution regulation. Under the proposed regulation, an application must be filed with the OTS if the total amount of capital distributions in a calendar year (including the proposed distribution) would exceed the institution's year to date net income plus retained net income for the preceding two years. Savings institution subsidiaries of savings and loan holding companies, such as Home Savings, would continue to be required to file a notice with the OTS at least 30 days before declaring any dividend.

 Deposit Insurance.

  The FDIC administers two separate deposit insurance funds: the BIF, which insures the deposits of institutions the deposits of which were insured by the FDIC prior to the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), and the SAIF, which insures the deposits of institutions the deposits of which were insured by the Federal Savings and Loan Insurance Corporation prior to the enactment of FIRREA. Home Savings is a member of the BIF and is obligated to pay deposit insurance assessments ratably to the SAIF and the BIF based on 89% and 11% of total deposits, respectively, as of December 31, 1997. These percentages are subject to change in the future. The OTS Director is also authorized to impose assessments on savings institutions to fund certain of the costs of administration of the OTS.

  The FDIC has established a risk-based system for setting deposit insurance assessments. Under the risk-based assessment system, an institution's insurance assessments vary depending upon the level of capital the institution holds and the degree to which it is the subject of supervisory concern to the FDIC. During 1997, the assessment rate for both SAIF and BIF deposits varied from zero to 0.27% of covered deposits. The Company paid no deposit insurance premiums to either SAIF or BIF in 1997 compared to $55.1 million in deposit insurance premiums paid to the SAIF in 1996 and $79.9 million and $4.1 million paid to the SAIF and the BIF, respectively, in 1995.

  DIFA altered the obligation to make interest payments on the FICO Debt so that assessments to collect the necessary funds are imposed separately from the deposit insurance premium and are assessed on BIF-insured deposits, although at a lower rate, as well as on SAIF-insured deposits.

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

 FICO Debt.

  As of January 1, 1998, SAIF deposits are assessed at 1.56 basis points to pay FICO Debt interest payments while BIF deposits are assessed at 0.31 basis points to pay such interest. During 1997, the Company paid FICO assessments of $19.2 million with respect to its SAIF-insured deposits and $577,000 with respect to its BIF-insured deposits.

 Conversion of Deposit Insurance.

  Because the SAIF has reached its designated reserve ratio of 1.25%, the moratorium on conversion of SAIF-insured deposits to BIF insurance has expired. However, any conversion of deposits between SAIF insurance and BIF insurance requires the payment of an entrance fee equal to the amount of the converted deposits multiplied by the reserve ratio of the fund into which the deposits are transferred and an exit fee equal to the amount of the converted deposits multiplied by 90 basis points, in the case of deposits transferred from SAIF to BIF, or 1 basis point, in the case of deposits transferred from BIF to SAIF. Subject to certain limitations, however, a savings institution may convert to a bank charter if the fund insuring the deposits of the resulting bank remains unchanged. An insured depository institution, regardless of whether it is chartered as a bank or thrift, may also participate in a merger or acquisition transaction without payment of entrance and exit fees if the resulting institution subsequently pays assessments to the BIF and the SAIF based on the relative amounts of the deposits that were insured by the BIF and the SAIF prior to the transaction.

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

 Capital Requirements.

  The OTS has adopted capital regulations ("Capital Regulations") which establish three capital requirements--a core capital requirement, a tangible capital requirement and a risk-based capital requirement. The capital standards contained in the Capital Regulations generally must be no less stringent than the capital standards applicable to national banks. The Capital Regulations require savings institutions to maintain core capital of at least 3% of adjusted total assets, tangible capital of at least 1.5% of adjusted total assets, and total capital of at least 8% of risk-weighted assets. In addition, institutions whose exposure to interest-rate risk is deemed to be above normal will be required to deduct a portion of such exposure in calculating their risk-based capital. The OTS may establish, on a case by case basis, individual minimum capital requirements for a savings institution that vary from the requirements that would otherwise apply under the Capital Regulations. The OTS has not established such individual minimum capital requirements for Home Savings. Home Savings was in compliance with the Capital Regulations at December 31, 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition--Liquidity and Capital Resources--Capital."

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

  Total capital for purposes of the Capital Regulations consists of core capital and supplementary capital. Supplementary capital includes, among other things, certain types of preferred stock and subordinated debt and, subject to certain limits, general valuation loan and lease loss allowances. A savings institution's supplementary capital may be used to satisfy the risk-based capital requirement in an amount not exceeding that institution's core capital. Risk-weighted assets are determined by multiplying each category of an institution's assets, including off-balance sheet equivalents, by a risk weight assigned by the OTS based on the credit risk associated with those assets, and adding the resulting amounts. The risk weight categories range from zero percent for cash and government securities to 100% for assets that do not qualify for preferential risk weighting as determined by the OTS.

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

  The Capital Regulations contain special capital rules affecting savings institutions with certain kinds of subsidiaries. For purposes of determining compliance with each of the capital standards, a savings institution's investments in and extensions of credit to subsidiaries engaged in activities not permissible for a national bank are deducted from the savings institution's capital, net of reserves against such investment. Home Savings' REI subsidiary is its only significant subsidiary engaged in activities not permissible for a national bank. At December 31, 1997 Home Savings' investment in its REI subsidiary aggregated $41.0 million, of which $37.5 million was required to be deducted from Home Savings' capital.

  Each bank regulatory agency and the OTS is required to review its capital standards every two years to determine whether those standards require sufficient capital to facilitate prompt corrective action to prevent or minimize loss to the deposit insurance funds.

 Prompt Corrective Action.

  Under OTS regulations which implement the "prompt corrective action" system mandated by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), an institution is well capitalized if its ratio of total capital to risk-weighted assets is 10% or more, its ratio of core capital to risk-weighted assets is 6% or more, its ratio of core capital to total assets is 5% or more and it is not subject to any written agreement, order or directive to meet a specified capital level. At December 31, 1997 Home Savings met these standards. An institution which is not well capitalized is adequately capitalized if its ratio of total capital to risk-weighted assets is at least 8%, its ratio of core capital to risk-adjusted assets is at least 4% and its ratio of core capital to total assets is at least 4% (3% if the institution is assigned the highest rating by the OTS under the Uniform Financial Institutions Rating System). Any institution which is not adequately capitalized is undercapitalized, significantly undercapitalized or critically undercapitalized, depending upon its capital ratios.

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

 Enforcement and Penalties.

  All depository institutions, including savings institutions, and "institution-affiliated parties" such as directors, officers, employees, agents and controlling stockholders of depository institutions, including holding companies such as Ahmanson, are subject to regulatory agency enforcement authority. An institution or institution-affiliated party may be subject to a three tier penalty regime that ranges from a maximum penalty of $5,000 per day for a simple violation to a maximum penalty of $1 million per day for certain knowing violations. An institution-affiliated party may also be subject to loss of voting rights with respect to the stock of depository institutions.

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

 Federal Home Loan Bank System.

  The FHLBs provide a central credit facility for member institutions. As a federal savings institution, Home Savings is required to be a member of the FHLB System. Members of the FHLB System are required to own capital stock in an FHLB at least equal to the greater of 1% of the member's outstanding home mortgage loans and 5% of the member's advances from the FHLB. At December 31, 1997 Home Savings' investment in FHLB stock was $412.0 million, substantially all of which can not be withdrawn as long as Home Savings' real estate loan portfolio remains at its current size.

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

 Liquidity.

  OTS regulations require a savings institution to maintain, for each calendar quarter, an average daily balance of liquid assets equal to at least 4% of either (i) its liquidity base, defined as the institution's net withdrawable accounts plus short-term borrowings, at the end of the preceding calendar quarter or (ii) the average daily balance of its liquidity base during the preceding calendar quarter. The OTS Director may vary the required percentage within a range of 4% to 10% and may also vary the definition of liquid assets. Monetary penalties may be imposed for failure to meet liquidity ratio requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition--Liquidity and Capital Resources."

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

 Qualified Thrift Lender.

  A savings institution must invest at least 65% of its portfolio assets in "qualified thrift investments" on a monthly average basis in nine out of every 12 months on a rolling 12-month "look back" basis. Home Savings was in compliance with this regulation at December 31, 1997.

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

  While disallowing the reserve method for determining tax bad debt deductions, the 1996 Act maintained existing pre-1988 bad debt reserves and required that these reserves be recaptured into taxable income only in limited circumstances. Dividends may be paid out of retained earnings without the imposition of any tax on the savings institution to the extent that the amounts paid as dividends do not exceed both the savings institution's current and accumulated earnings and profits as calculated for federal income tax purposes. Dividends in excess of the savings institution's current and accumulated earnings and profits as calculated for federal income tax purposes, and any redemption or liquidation distributions, are, however, deemed under Section 593(e) of the Internal Revenue Code of 1986, as amended, to be made from the savings institution's pre-1988 tax bad debt reserves. The amount of Home Savings' pre-1988 tax bad debt reserves subject to recapture under this provision approximated $691 million at December 31, 1997. The amount of tax that would be payable upon any distribution that is treated as having been made from the savings institution's pre-1988 tax bad debt reserves is also deemed to have been paid from these reserves. As a result, any distributions that are treated as having been made from Home Savings' pre-1988 tax bad debt reserves could result in a federal recapture tax of up to approximately 54% of the amount of such distributions.

  The Internal Revenue Service is currently examining the Company's tax returns for the years 1990 through 1993.

 State.

  The California franchise tax applicable to savings institutions is a variable rate tax applicable to that portion of an institution's income allocable to California. The rate of tax is computed under a formula that results in a rate higher than the rate applicable to non-financial corporations because it includes an amount "in lieu" of local personal property and business license taxes paid by such corporations (but not generally paid by banks or financial institutions such as Home Savings). For calendar year taxpayers such as Home Savings the maximum rate for the 1997 taxable year was approximately 10.84%. Under California regulations, bad debt deductions are available in computing California franchise taxes by use of the reserve method. An addition to the reserve may be claimed under the experience method, which generally permits an annual deduction based upon the institution's historical loan loss experience. The deduction for losses may be limited by the determination of the maximum ending reserve balance using current and prior years' loss experience of Home Savings. In addition, if it can be established that the amount allowed under the experience method is insufficient to absorb anticipated losses, an addition to the reserve may be claimed up to the amount which causes the reserve to equal the lesser of the reserves included in the institution's financial statements, or one percent of the amount of loans outstanding at the end of the year.

  The Company also pays franchise or state income taxes in a number of other jurisdictions in which it or its subsidiaries conduct business. All such taxes are deductible for federal income tax purposes.

  For additional information regarding taxation, see Note 12 of Notes to Consolidated Financial Statements.

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

OTHER ACTIVITIES

  The Company has other subsidiaries which are primarily engaged in financial services activities related to the savings bank business, including insurance agencies and a securities brokerage firm. These activities did not make material contributions to the Company's results of operations in 1997 and are not expected to make a material contribution to its results of operations in 1998.

EMPLOYEES

  At December 31, 1997 the Company employed approximately 6,777 full-time and 2,603 part-time employees. Full-time and certain part-time employees are eligible for retirement and other benefits, including life, health and accident and dental insurance. The management of the Company regards its employee relations as satisfactory.

ITEM 2. PROPERTIES

  The Company maintains executive offices in leased premises at 4900 Rivergrade Road, Irwindale, California 91706 and its telephone number is (626) 960-6311. The Company owns approximately 27% of the 3.7 million square feet in which its offices are located and leases the remainder. The Company has 517 offices and other office facilities of which 160 are owned and the remainder are leased. Annual lease payments total approximately $69.3 million. The net investment in premises, equipment and leaseholds totaled $364.6 million at December 31, 1997 compared to $424.6 million at December 31, 1996.

ITEM 3. LEGAL PROCEEDINGS

  None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET PRICES OF STOCK

  The principal market for Ahmanson's Common Stock is the New York Stock Exchange. Ahmanson's Common Stock is also listed on the Pacific Exchange. The following table sets forth the high and low sale prices of the Common Stock of Ahmanson for the periods indicated as reported on the New York Stock Exchange Composite Tape:

                                                                  HIGH      LOW
                                                                 -------  -------
      1996--
        First Quarter........................................... $26 3/4  $21 1/4
        Second Quarter..........................................  27 5/8   22 1/4
        Third Quarter...........................................  28 3/8   23 3/8
        Fourth Quarter..........................................  34 1/2   27 7/8
      1997--
        First Quarter...........................................  45 1/4   32
        Second Quarter..........................................  47 3/8   34 3/4
        Third Quarter...........................................  58 1/16  43 5/8
        Fourth Quarter..........................................  68       54 3/16
      1998--
        First Quarter (through March 25)........................  81 3/8   51 9/16

PER SHARE CASH DIVIDENDS DATA

  The following table sets forth per share cash dividends of Ahmanson as derived from the Company's Consolidated Financial Statements included elsewhere herein and should be read in conjunction with such Consolidated Financial Statements and accompanying Notes.

  Cash Dividends Declared and Paid

      1996--
        First Quarter...................................................... $.22
        Second Quarter.....................................................  .22
        Third Quarter......................................................  .22
        Fourth Quarter.....................................................  .22
      1997 --
        First Quarter......................................................  .22
        Second Quarter.....................................................  .22
        Third Quarter......................................................  .22
        Fourth Quarter.....................................................  .22
      1998--
        First Quarter......................................................  .22

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

  At January 1, 1998 Home Savings could have paid dividends of approximately $564.4 million under the most restrictive of the foregoing limits without OTS approval. Home Savings may also become subject to a prohibition on the payment of dividends if it is not in compliance with its capital requirements.

STOCKHOLDERS

  At the close of business on March 17, 1998, 109,609,505 shares of Ahmanson Common Stock were outstanding and were held by 5,934 stockholders of record. The transfer agent and registrar for the Ahmanson Common Stock is First Chicago Trust Company of New York. First Chicago Trust Company of New York is also the transfer agent and registrar for the Depositary Shares, each representing a one-tenth interest in a share of Ahmanson's 6% Cumulative Convertible Preferred Stock, Series D.

ITEM 6. SELECTED FINANCIAL DATA

  The selected financial data presented below under the captions "Five-Year Consolidated Summary of Financial Condition," "Five-Year Consolidated Summary of Operations" and "Five-Year Selected Other Data" for, and as of the end of, each of the years in the five-year period ended December 31, 1997 are derived from the consolidated financial statements of H. F. Ahmanson & Company and Subsidiaries, which consolidated financial statements have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The consolidated financial statements as of December 31, 1997 and 1996 and for each of the years in the three-year period ended December 31, 1997, and the report thereon of KPMG Peat Marwick LLP, are included elsewhere herein.

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

             FIVE-YEAR CONSOLIDATED SUMMARY OF FINANCIAL CONDITION

                                                DECEMBER 31,
                         -----------------------------------------------------------
                            1997        1996        1995        1994        1993
                         ----------- ----------- ----------- ----------- -----------
                                               (IN THOUSANDS)
Cash and investment
 securities............. $ 1,580,754 $ 1,876,435 $ 1,645,450 $ 2,773,573 $ 3,906,044
Mortgage-backed
 securities (MBS).......  12,791,391  14,296,512  16,152,142  12,789,420   6,919,997
Loans receivable........  30,484,191  31,789,158  31,255,379  36,001,745  37,704,368
Real estate.............     308,958     395,428     460,421     475,264     623,519
Goodwill and other
 intangible assets......     280,296     308,083     147,974     468,542     428,444
All other assets........   1,233,162   1,236,428     868,220   1,218,249   1,288,873
                         ----------- ----------- ----------- ----------- -----------
  Total assets.......... $46,678,752 $49,902,044 $50,529,586 $53,726,793 $50,871,245
                         =========== =========== =========== =========== ===========
Deposits................ $32,268,375 $34,773,945 $34,244,481 $40,655,016 $38,018,653
Borrowings..............  10,829,266  11,580,521  12,236,428   9,176,085   8,879,345
All other liabilities...   1,037,202     966,116     991,755     931,091   1,024,216
                         ----------- ----------- ----------- ----------- -----------
  Total liabilities.....  44,134,843  47,320,582  47,472,664  50,762,192  47,922,214
Company-obligated
 mandatorily redeemable
 capital securities,
 Series A, of subsidiary
 trust holding solely
 Junior Subordinated
 Deferrable Interest
 Debentures of the
 Company................     148,464     148,413         --          --          --
Stockholders' equity....   2,395,445   2,433,049   3,056,922   2,964,601   2,949,031
                         ----------- ----------- ----------- ----------- -----------
  Total liabilities,
   Company-obligated
   mandatorily
   redeemable capital
   securities, Series A,
   of subsidiary trust
   holding solely Junior
   Subordinated
   Deferrable Interest
   Debentures of the
   Company and
   stockholders' equity. $46,678,752 $49,902,044 $50,529,586 $53,726,793 $50,871,245
                         =========== =========== =========== =========== ===========

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

                 FIVE-YEAR CONSOLIDATED SUMMARY OF OPERATIONS

                                          FOR THE YEARS ENDED DECEMBER 31,
                          ------------------------------------------------------------------
                              1997         1996         1995          1994          1993
                          ------------ ------------ ------------  ------------  ------------
                                    (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
Interest income.........  $  3,403,372 $  3,514,795 $  3,699,091  $  3,095,375  $  3,003,422
Interest expense........     2,168,487    2,262,281    2,472,336     1,798,454     1,666,350
                          ------------ ------------ ------------  ------------  ------------
 Net interest income....     1,234,885    1,252,514    1,226,755     1,296,921     1,337,072
Provision for loan
 losses.................        67,091      144,924      119,111       176,557       574,970
                          ------------ ------------ ------------  ------------  ------------
 Net interest income
  after provision for
  loan losses...........     1,167,794    1,107,590    1,107,644     1,120,364       762,102
                          ------------ ------------ ------------  ------------  ------------
Noninterest income:
 Gain (loss) on sales
  of loans and MBS......        18,200       31,420       17,283       (16,168)      101,044
 Loan servicing and
  other fee income......       246,493      205,104      164,116       184,809       174,061
 Gain on sales of
  retail deposit branch
  systems...............        57,566        6,861      514,671        77,901           --
 Other operating
  income................         7,311        8,413        2,339        13,814        42,723
                          ------------ ------------ ------------  ------------  ------------
   Total noninterest
    income..............       329,570      251,798      698,409       260,356       317,828
                          ------------ ------------ ------------  ------------  ------------
Noninterest expense:
 SAIF recapitalization..           --       243,862          --            --            --
 Other general and
  administrative
  expenses..............       737,496      775,285      818,579       758,560       819,403
                          ------------ ------------ ------------  ------------  ------------
   General and
    administrative (G&A)
    expenses............       737,496    1,019,147      818,579       758,560       819,403
 Net acquisition costs..         5,475          --           --            --            --
 Operations of real
  estate held for
  development and
  investment............         3,722       34,961       49,481        97,644       229,300
 Operations of real
  estate owned held for
  sale..................        70,126      105,880       86,788        86,011       212,130
 Amortization of
  goodwill and other
  intangible assets.....        25,763       18,842       26,559        27,835        39,163
                          ------------ ------------ ------------  ------------  ------------
   Total noninterest
    expense.............       842,582    1,178,830      981,407       970,050     1,299,996
                          ------------ ------------ ------------  ------------  ------------
Income (loss) before
 provision for income
 taxes (benefit),
 extraordinary loss and
 cumulative effect of
 accounting change......       654,782      180,558      824,646       410,670      (220,066)
Provision for income
 taxes (benefit)........       241,000       35,300      373,700       173,312       (82,034)
                          ------------ ------------ ------------  ------------  ------------
Income (loss) before
 extraordinary loss and
 cumulative effect of
 accounting change......       413,782      145,258      450,946       237,358      (138,032)
Extraordinary loss on
 early extinguishment of
 debt (net of tax
 benefit)...............           --           --           --            --        (21,607)
Cumulative effect of
 change in accounting
 for goodwill...........           --           --      (234,742)          --            --
                          ------------ ------------ ------------  ------------  ------------
Net income (loss).......  $    413,782 $    145,258 $    216,204  $    237,358  $   (159,639)
                          ============ ============ ============  ============  ============
Per share information--
 common shares:
 Basic(1):
   Income (loss) before
    extraordinary loss
    and cumulative
    effect of accounting
    change..............  $       3.91 $       0.92 $       3.41  $       1.60  $      (1.51)
   Net income (loss)....          3.91         0.92         1.41          1.60         (1.70)
 Diluted(1):
   Income (loss) before
    extraordinary loss
    and cumulative
    effect of accounting
    change..............          3.59         0.92         3.22          1.58         (1.51)
   Net income (loss)....          3.59         0.92         1.41          1.58         (1.70)
 Book value at December
  31....................         20.57        19.09        20.75         19.70         19.61
 Tangible book value at
  December 31...........         18.79        17.31        19.47         15.70         15.94
 Dividends..............          0.88         0.88         0.88          0.88          0.88
Weighted average number
 of common shares
 outstanding(1):
 Basic..................    97,162,327  108,650,585  117,204,021   116,826,952   116,501,261
 Diluted................   110,827,985  108,650,585  129,888,329   129,183,669   116,501,261

-------
(1) The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" as of December 31, 1997. SFAS No. 128 replaces primary earnings per share ("EPS") with basic EPS and fully diluted EPS with diluted EPS. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of options, warrants and convertible securities. Income per share amounts for periods prior to December 31, 1997 have been restated to reflect the adoption of SFAS No. 128.

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

                         FIVE-YEAR SELECTED OTHER DATA

                                              AT OR FOR THE YEARS ENDED
                                                     DECEMBER 31,
                                            ----------------------------------
                                            1997   1996   1995   1994    1993
                                            -----  -----  -----  -----  ------
Regulatory capital:
  Tangible capital.........................  5.86%  5.55%  5.90%  5.12%   4.97%
  Core capital.............................  5.87   5.56   5.91   5.50    5.72
  Risk-based capital....................... 11.80  10.78  12.43  12.17   12.59
Ratio of nonperforming assets to total
 assets....................................  1.28   1.70   1.88   1.57    1.89
Return on average assets(1)................  0.87   0.29   0.41   0.46   (0.32)
Return on average equity(1)................ 17.27   5.26   7.47   8.00   (5.58)
Return on average tangible equity(1),(2)... 19.31   5.91  17.00   9.69   (4.94)
Efficiency ratio(1),(3).................... 49.78  69.92  58.85  51.19   54.22
Ratio of dividends paid to net income
 (loss).................................... 28.83  97.48  71.04  64.62  (86.53)
Total number of branches and loan offices..   496    516    464    439     455

--------
(1) The following table summarizes the returns on average assets, average equity and average tangible equity and the efficiency ratio excluding certain gains and expenses. The year ended December 31, 1997 excludes the after-tax effects of the gain on sales of the West Florida and Arizona retail deposit branch systems of $24.6 million and $9.5 million, respectively, and the net acquisition costs of $3.2 million. The year ended December 31, 1996 excludes the after-tax effects of the SAIF recapitalization of $144.4 million, the FIB branch acquisition costs of $8.3 million, and the gain on sale of the San Antonio, Texas retail deposit branch system of $4.1 million.

                                                                   1997   1996
                                                                   -----  -----
      Return on average assets....................................  0.80%  0.59%
      Return on average equity.................................... 16.19  10.66
      Return on average tangible equity(2)........................ 18.17  11.52
      Efficiency ratio(3)......................................... 49.78  52.23

(2) Net income, excluding amortization of goodwill and other intangible assets (net of applicable tax), and cumulative effect of change in accounting for goodwill (net of applicable tax), as a percentage of average equity excluding goodwill and other intangible assets (net of applicable tax).

(3) Represents G&A expenses as a percentage of net interest income plus loan servicing and other fee income, all on a pre-tax basis.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   OVERVIEW

MERGER WITH WASHINGTON MUTUAL, INC.

  On March 16, 1998, Ahmanson and Washington Mutual, Inc., a Washington corporation ("Washington Mutual"), entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which Ahmanson will merge with and into Washington Mutual (the "Merger"). Following execution of the Merger Agreement, Ahmanson and Washington Mutual entered into a Stock Option Agreement pursuant to which Ahmanson granted to Washington Mutual an option to acquire up to 21,796,426 shares of Ahmanson Common Stock (representing approximately 19.9% of the outstanding shares of Ahmanson Common Stock) at a price per share of $79.86. The option is exercisable only upon the occurrence of certain events, including an agreement by Ahmanson to enter into certain business combinations with a third party or the acquisition of beneficial ownership by a third party of 25% or more of the Ahmanson Common Stock.

  Pursuant to the Merger Agreement, Ahmanson's stockholders will receive in a tax-free exchange 1.12 shares of the common stock of Washington Mutual for each share of Ahmanson Common Stock. Based on the closing price of Washington Mutual on March 16, 1998 (the last trading day before announcement of the proposal), the exchange ratio would have produced a value of $80.36 for each share of Ahmanson Common Stock, or a premium of 22.7% over the closing market price of Ahmanson Common Stock on March 16, 1998.

  The transaction is subject to the approval of the stockholders of both Ahmanson and Washington Mutual and the Office of Thrift Supervision ("OTS").

1997 FINANCIAL RESULTS

  Net income for 1997 was $413.8 million, or $3.59 per diluted common share, compared to $145.3 million in 1996, or $0.92 per diluted common share. The 1997 results include the after-tax gain of $34.1 million on the sales of Home Savings' West Florida and Arizona retail deposit branch systems and a net after-tax cost of $3.2 million relating to the withdrawn merger proposal for Great Western (the "1997 items"). Excluding the 1997 items, net income would have been $382.9 million, or $3.31 per diluted common share. The 1996 results include the after-tax gain of $4.1 million on the sale of Home Savings' San Antonio, Texas retail deposit branch system, and after-tax costs of $144.4 million and $8.3 million for the Savings Association Insurance Fund ("SAIF") recapitalization and the First Interstate Bank ("FIB") branch acquisition charge, respectively, (the "1996 items"). Excluding the 1996 items, net income would have been $294.0 million, or $2.19 per diluted common share. Excluding the 1997 items and the 1996 items, net income increased in 1997 by 30% and income per diluted common share increased in 1997 by 51%. Income per share increased at a higher rate than net income as a result of the Company's ongoing stock purchase program. Return on average equity would have been 16.2% in 1997 compared to 10.7% in 1996, excluding the 1997 items and 1996 items.

  Cash net income is computed by the Company by adding to net income the amortization of goodwill and other intangibles (net of applicable tax benefit). Cash net income for 1997 and 1996 was $429.0 million and $156.4 million, respectively. The Company's cash net income may not be necessarily comparable to similarly titled measures reported by other companies. The Company's cash net income per diluted common share, cash return on average assets and return on average tangible equity (cash return on average equity) and the comparable reported data were as follows:

                                                     CASH          REPORTED
                                                 --------------  --------------
                                                 FOR THE YEARS   FOR THE YEARS
                                                     ENDED           ENDED
                                                 DECEMBER 31,    DECEMBER 31,
                                                 --------------  --------------
                                                  1997    1996    1997    1996
                                                 ------  ------  ------  ------
Net income per diluted common share............. $ 3.72  $ 1.03  $ 3.59  $ 0.92
Return on average assets........................   0.90%   0.31%   0.87%   0.29%
Return on average equity........................  19.31%   5.91%  17.27%   5.26%
Excluding the 1997 items and 1996 items:
  Net income per diluted common share........... $ 3.44  $ 2.28  $ 3.31  $ 2.19
  Return on average assets......................   0.84%   0.61%   0.80%   0.59%
  Return on average equity......................  18.17%  11.52%  16.19%  10.66%

RESULTS OF OPERATIONS

  Net interest income for 1997 totaled $1.23 billion compared to $1.25 billion in 1996. The decline in net interest income was primarily due to the decline in interest-earning assets, offset slightly by an increase in the net interest margin. The net interest margin was 2.68% for 1997, compared to 2.63% for 1996.

  For 1997, noninterest income totaled $329.6 million, compared to $251.8 million in 1996. Included in noninterest income for 1997 was a pre-tax gain of $57.6 million on the sales of the Company's Arizona and West Florida retail deposit branch systems. The 1996 results include a pre-tax gain of $6.9 million from the sale of the Company's San Antonio, Texas retail deposit branch system. Excluding the gains on the sales of the Company's retail branches in 1997 and 1996, noninterest income would have been $272.0 million and $244.9 million, respectively. This 11% increase was primarily due to the Company's continued emphasis on growing fee income from its retail services and from Griffin Financial Services, a subsidiary offering securities and insurance products and services.


  General and administrative expenses ("G&A") totaled $737.5 million in 1997, compared to $1.02 billion in 1996. Included in 1996 were pre-tax charges of $243.9 million for the SAIF recapitalization and $14.0 million relating to the FIB branch acquisition. The Company's efficiency ratio was 49.8% in 1997 compared to 52.2% in 1996, exclusive of these charges.

  For 1997, the Company incurred $137.2 million in credit costs, which includes the provision for loan losses and expenses for the operations of foreclosed real estate ("REO"), compared to credit costs of $250.8 million in 1996. The decline in credit costs reflects improved credit quality in 1997.

ASSET QUALITY

  At December 31, 1997, nonperforming assets ("NPAs"), which consist of nonaccrual loans and REO, were $595.3 million, or 1.28% of total assets, compared to $846.2 million, or 1.70% of total assets at December 31, 1996. Troubled debt restructurings ("TDRs") totaled $212.3 million at December 31, 1997. NPAs declined throughout most of 1997, reflecting the Company's efforts in dealing with problem assets and a strengthening in the California economy.

  Net loan charge-offs for 1997 totaled $78.9 million compared to $151.4 million in 1996.

LOAN FUNDINGS

  In 1997 the Company funded $5.0 billion in real estate mortgages compared to $5.2 billion in 1996. Approximately 57% of 1997 real estate mortgage fundings were adjustable rate mortgages ("ARMs") compared to 65% in 1996. For 1997, 7% of the real estate mortgage loans funded were ARMs that were tied to the Eleventh District Cost of Funds Index compared to 36% in 1996.

  Consumer loan fundings for 1997 totaled $843.0 million compared to $382.2 million in 1996. Of the 1997 production, 81% was secured by real estate or cash. In December 1997, the Company had its highest volume month ever, funding $90.0 million in consumer loans.

  Business banking fundings for 1997 totaled $89.9 million compared to $44.3 million for 1996. The growing volume of business loan fundings reflects the completion of the rollout of the business banking program to Home Savings' California branches in June 1997.

ACQUISITION OF COAST SAVINGS FINANCIAL, INC.

  On October 6, 1997, the Company announced a definitive agreement to acquire Coast Savings Financial, Inc. ("Coast"). At December 31, 1997, Coast had deposits of $6.4 billion and total assets of $8.8 billion. The merger agreement called for the tax-free exchange of 0.8082 shares of Ahmanson common stock for each share of Coast common stock. In addition, immediately prior to the merger, each holder of the common stock of Coast also received one Contingent Payment Right Certificate ("CPR Certificate"), issued by the Coast Federal Litigation Contingent Payment Rights Trust ("CPR Trust"), for each share of the common stock of Coast. The CPR Certificates represent assignable and transferable undivided beneficial interests in the assets of the CPR Trust, including a commitment by the Company to pay to the CPR Trust an amount equal to any proceeds (net of taxes and expenses, computed under certain assumptions) that Coast Federal Bank, Federal Savings Bank ("Coast Federal") (formerly a wholly-owned subsidiary of Coast and following the merger a wholly-owned subsidiary of the Company), or its successors, may receive from pending litigation claims against the U.S. government relating to the government's alleged breach of its agreement with respect to Coast Federal's regulatory capital.

  The merger was completed on February 13, 1998 and was accounted for as a purchase. Under this method of accounting, assets and liabilities of Coast were adjusted to their estimated fair values and any excess of the purchase price over the fair value of the assets acquired, net of the fair value of the liabilities assumed, was recognized as goodwill. Applicable income tax effects of such adjustments were included as a component of the Company's net deferred tax asset with a corresponding offset to goodwill. The Company estimates that pro forma consolidated assets and consolidated stockholders' equity would be approximately $56 billion and $3 billion, respectively, at December 31, 1997 if the transaction had closed on that date.

CAPITAL

  At December 31, 1997, Home Savings' capital ratios exceeded the regulatory requirements for an institution to be rated as "well-capitalized," the highest regulatory standard.

  During 1997, Ahmanson purchased a total of 10.6 million shares of its common stock at an average price of $45.62 per share. Between the initiation of the first stock purchase program in October 1995 and December 31, 1997, Ahmanson purchased 27.6 million common shares, or 23% of its outstanding shares at September 30, 1995, at an aggregate price of $925.9 million, or an average price of $33.57 per share. The commencement of the fifth stock purchase program for $400 million occurred in the fourth quarter of 1997. During the fourth quarter of 1997 Ahmanson purchased a total of 1.8 million common shares at an average price per share of $60.82. Of the $400 million authorized for Ahmanson's fifth stock purchase program, $374.4 million remained at December 31, 1997. On March 16, 1998 Ahmanson announced that it was terminating the stock repurchase plan.

  The shares repurchased under these plans were recorded as common stock in treasury. A significant portion of Ahmanson's common stock in treasury were issued in conjunction with the acquisition of Coast. In addition, common stock in treasury would be used for the conversion of the Preferred Stock, Series D.

  On March 2, 1998, the Company redeemed at par the entire $195 million of its 8.40% Preferred Stock, Series C.

SALE OF EAST FLORIDA BRANCHES

  On December 4, 1997, the Company announced the sale of its remaining 27 Florida branches. The branches, with approximately $3.3 billion in deposits at December 31, 1997, are located on the east coast of Florida. The sale is expected to close in the third quarter of 1998.

NET GREAT WESTERN COSTS

  On February 17, 1997, the Company proposed a merger transaction with Great Western Financial Corporation ("Great Western"). On June 4, 1997, the Company withdrew its merger proposal. The Company recognized as "net acquisition costs" a total of $5.5 million associated with the proposal. Expenses incurred for legal, printing, advisory and other expenses associated with the Great Western proposal were $23.1 million, on a pre-tax basis. These costs were largely offset by the sale of the 3.6 million Great Western common shares the Company had purchased in connection with the proposal. The sales resulted in a pre-tax gain of $17.6 million.

FORWARD LOOKING STATEMENTS

  This annual report on Form 10-K contains certain statements which, to the extent they do not relate to historical results, are forward looking. These forward looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others, the following possibilities: (1) competitive pressure among depository institutions increases significantly; (2) changes in the interest rate environment reduce interest margins; (3) general economic conditions, either nationally or in the states in which the Company conducts business, are less favorable than expected; or (4) legislative or regulatory changes adversely affect the businesses in which the Company engages. In addition, certain forward looking statements are based on assumptions of future events which may not prove to be accurate. Further information on factors which could affect the financial results of the Company may be included in subsequent filings by the Company with the Securities and Exchange Commission.

                             RESULTS OF OPERATIONS

NET INTEREST INCOME

  Net interest income was $1.23 billion in 1997, a decrease of $17.6 million, or 1%, from $1.25 billion in 1996, which was an increase of $25.8 million, or 2%, from $1.23 billion in 1995. The following table presents the Company's Consolidated Summary of Average Financial Condition and net interest income for the years indicated. Average balances on interest-earning assets and interest-costing liabilities are computed on a daily basis and other average balances are computed on a monthly basis. Interest income and expense and the related average balances include the effect of discounts or premiums. Nonaccrual loans are included in the average balances, and delinquent interest on such loans has been deducted from interest income. The average loan balances are presented before the deduction of the allowance for loan losses. The average MBS balances for 1997 periods exclude the effect of the unrealized gain or loss on MBS available for sale. The average MBS balances for 1996 and 1995 have been restated to be consistent with the presentation for 1997.

                                                            YEARS ENDED DECEMBER 31,
                          --------------------------------------------------------------------------------------------
                                       1997                           1996                           1995
                          ------------------------------ ------------------------------ ------------------------------
                            AVERAGE              AVERAGE   AVERAGE              AVERAGE   AVERAGE              AVERAGE
                            BALANCE    INTEREST   RATE     BALANCE    INTEREST   RATE     BALANCE    INTEREST   RATE
                          ----------- ---------- ------- ----------- ---------- ------- ----------- ---------- -------
                                                             (DOLLARS IN THOUSANDS)
Interest-earning assets:
 Loans..................  $31,157,029 $2,315,253  7.43%  $31,338,823 $2,296,786  7.33%  $33,180,074 $2,405,820  7.25%
 MBS....................   13,770,415  1,020,747  7.41    15,534,412  1,161,487  7.48    15,928,755  1,158,077  7.27
                          ----------- ----------         ----------- ----------         ----------- ----------
  Total loans and MBS...   44,927,444  3,336,000  7.42    46,873,235  3,458,273  7.38    49,108,829  3,563,897  7.26
                          ----------- ----------         ----------- ----------         ----------- ----------
 Investment securities:
    Federal funds sold
     and securities
     purchased under
     agreements to
     resell.............      556,529     31,704  5.70       376,527     21,244  5.64     1,441,934     88,943  6.17
    Other investments...      429,011     35,668  8.31       446,522     35,278  7.90       777,409     46,251  5.95
                          ----------- ----------         ----------- ----------         ----------- ----------
  Total investment
   securities...........      985,540     67,372  6.84       823,049     56,522  6.87     2,219,343    135,194  6.09
                          ----------- ----------         ----------- ----------         ----------- ----------
 Interest-earning
  assets................   45,912,984  3,403,372  7.41    47,696,284  3,514,795  7.37    51,328,172  3,699,091  7.21
                                      ----------                     ----------                     ----------
Other assets............    1,902,007                      1,962,211                      2,024,284
                          -----------                    -----------                    -----------
   Total assets.........  $47,814,991                    $49,658,495                    $53,352,456
                          ===========                    ===========                    ===========
Interest-costing
 liabilities:
    Deposits:
      Checking accounts.  $ 3,234,962     21,625  0.67   $ 2,614,110     21,449  0.82   $ 2,508,768     24,833  0.99
      Savings accounts..    7,743,080    245,197  3.17     7,700,613    244,315  3.17     9,053,043    279,345  3.09
      Term accounts.....   22,454,861  1,212,616  5.40    23,733,533  1,258,109  5.30    28,418,471  1,531,412  5.39
                          ----------- ----------         ----------- ----------         ----------- ----------
   Total deposits.......   33,432,903  1,479,438  4.43    34,048,256  1,523,873  4.48    39,980,282  1,835,590  4.59
                          ----------- ----------         ----------- ----------         ----------- ----------
 Borrowings:
    Short-term..........    2,820,566    167,156  5.93     2,289,974    138,182  6.03     3,129,503    197,437  6.31
    FHLB................    4,022,025    248,852  6.19     4,291,810    266,014  6.20     2,937,512    185,966  6.33
    Other...............    3,969,877    260,328  6.56     5,108,607    333,223  6.52     3,527,068    253,343  7.18
    Capital securities
     of subsidiary trust      148,385     12,713  8.53        11,771        989  8.52           --         --    --
                          ----------- ----------         ----------- ----------         ----------- ----------
  Total borrowings......   10,960,853    689,049  6.29    11,702,162    738,408  6.31     9,594,083    636,746  6.64
                          ----------- ----------         ----------- ----------         ----------- ----------
 Interest-costing
  liabilities...........   44,393,756  2,168,487  4.89    45,750,418  2,262,281  4.94    49,574,365  2,472,336  4.99
                                      ----------                     ----------                     ----------
Other liabilities.......    1,025,006                      1,148,943                        882,189
Stockholders' equity....    2,396,229                      2,759,134                      2,895,902
                          -----------                    -----------                    -----------
   Total liabilities and
    stockholders'
    equity..............  $47,814,991                    $49,658,495                    $53,352,456
                          ===========                    ===========                    ===========
Excess interest-earning
 assets/ Interest rate
 spread.................  $ 1,519,228             2.52   $ 1,945,866             2.43   $ 1,753,807             2.22
                          ===========                    ===========                    ===========
Net interest income/ Net
 interest margin........              $1,234,885  2.68               $1,252,514  2.63               $1,226,755  2.39
                                      ==========                     ==========                     ==========

  Net interest income was reduced by provisions for losses of delinquent interest of $22.6 million, $45.9 million and $46.5 million in 1997, 1996 and 1995, respectively, related to nonaccrual loans. The provisions had the effect of reducing the net interest margin by five basis points, ten basis points and nine basis points in 1997, 1996 and 1995, respectively.

  The following table presents the changes for 1997 and 1996 from the respective preceding year in the Company's interest income and expense attributable to various categories of its assets and liabilities as allocated to changes in average balances and changes in average rates. Because of numerous and simultaneous changes in both balances and rates from year to year, it is not practical to allocate precisely the effects thereof. For purposes of this table, the change due to volume is initially calculated as the change in average balance multiplied by the average rate during the preceding year and the change due to rate is calculated as the change in average rate multiplied by the average balance during the preceding year. Any change that remains unallocated after such calculations is allocated proportionately to changes in volume and changes in rates.

                                         YEARS ENDED DECEMBER 31,
                         --------------------------------------------------------------
                               1997 VERSUS 1996                1996 VERSUS 1995
                           INCREASE/DECREASE DUE TO        INCREASE/DECREASE DUE TO
                         ------------------------------  ------------------------------
                          VOLUME      RATE      TOTAL     VOLUME      RATE      TOTAL
                         ---------  --------  ---------  ---------  --------  ---------
                                              (IN THOUSANDS)
Interest income on:
  Loans................. $ (13,662) $ 32,129  $  18,467  $(136,096) $ 27,062  $(109,034)
  MBS...................  (130,024)  (10,716)  (140,740)   (20,448)   23,858      3,410
  Federal funds sold and
   securities purchased
   under agreements to
   resell...............    10,232       228     10,460    (94,859)   35,581    (59,278)
  Other investments.....    (1,204)    1,594        390    (19,864)      470    (19,394)
                         ---------  --------  ---------  ---------  --------  ---------
    Total interest
     income.............  (134,658)   23,235   (111,423)  (271,267)   86,971   (184,296)
                         ---------  --------  ---------  ---------  --------  ---------
Interest expense on:
  Deposits..............   (27,471)  (16,964)   (44,435)  (268,370)  (43,347)  (311,717)
  Short-term borrowings.    31,208    (2,234)    28,974    (50,844)   (8,411)   (59,255)
  FHLB borrowings.......   (16,733)     (429)   (17,162)    83,780    (3,732)    80,048
  Other borrowings......   (74,958)    2,063    (72,895)   100,478   (20,598)    79,880
  Capital securities of
   subsidiary trust.....    11,724       --      11,724        989       --         989
                         ---------  --------  ---------  ---------  --------  ---------
    Total interest
     expense............   (76,230)  (17,564)   (93,794)  (133,967)  (76,088)  (210,055)
                         ---------  --------  ---------  ---------  --------  ---------
    Net interest income. $ (58,428) $ 40,799  $ (17,629) $(137,300) $163,059  $  25,759
                         =========  ========  =========  =========  ========  =========

  Net interest income decreased $17.6 million, or 1%, in 1997 from 1996 due to lower levels of interest-earning assets, substantially offset by beneficial changes in average interest rates. The decline in average interest-earning assets was mainly due to loan and MBS sales and payments, in addition to the use of a portion of operating cash flows to fund the Company's ongoing common stock purchases as it redeploys its excess capital to enhance stockholder value.

  Net interest income increased $25.8 million, or 2%, to $1.25 billion in 1996 from 1995 primarily due to higher yields earned on the Company's loan and MBS portfolio and a decrease in the average rates paid on the Company's interest-costing liabilities in 1996. The excess of interest-earning assets over interest-costing liabilities, which represents assets funded with noninterest-costing sources of funds, increased by $192.1 million in 1996 compared to 1995, which also had a positive effect on net interest income in 1996.

  The net interest margin increased five basis points in 1997 and 24 basis points in 1996. The increase in the net interest margin in 1997 was primarily due to the lower provisions for losses on delinquent interest and changes in the Company's mix of interest-earning assets and interest-costing liabilities. The decrease in average rates paid on interest-costing liabilities in 1997 was primarily due to a decrease in the weighted average cost of deposits and an increase in deposits, particularly lower cost transaction deposits, as a percent of total interest-costing liabilities. In addition to the lower provision for losses on delinquent interest, the increase in the yields on loans and MBS in 1997 reflects the Company's increased emphasis on originating real estate loan products tied to indices other than COFI (see discussion below) and diversification into consumer and business loan products, which generally produce a higher interest rate than the Company's real estate loans and MBS. The increase in net interest margin in 1996 was primarily due to the higher yields earned on the Company's loan and MBS portfolio and a decrease in the average rates paid on the Company's interest-costing liabilities during 1996.

  The yield on a majority of the Company's interest-earning assets adjust monthly based on changes in the monthly weighted average cost of funds of savings institutions headquartered in the Federal Home Loan Bank System Eleventh District, which comprises California, Arizona and Nevada, as computed by the Federal Home Loan Bank ("FHLB") of San Francisco ("COFI"). COFI is currently announced on the last business day of the month following the month in which such cost of funds was incurred. The Company's adjustable rate mortgages which adjust based upon changes in COFI ("COFI ARMs") generally commence accruing interest at the newly announced rate plus the contractual loan factor at the next payment due date following such announcement.

  In 1996, the Company introduced two new adjustable rate loan products, 12 MAT ARMs, tied to the 12-month moving average of the monthly average one-year constant maturity treasury, and LAMA loans, tied to the London Interbank Offered Rate ("LIBOR") 12-month moving average of one-month LIBOR, to diversify the interest sensitivity profile of the Company's interest-earning assets. The timing and degree of changes in rates on 12 MAT ARMs and LAMA loans provide a better match than COFI ARMs to the changes in rates of certain of the Company's interest-costing liabilities.

  The Company believes that its net interest income is somewhat insulated from interest rate fluctuations primarily due to the adjustable rate nature of its loan and MBS portfolio. At December 31, 1997, 95% of the Company's loan and MBS portfolio were ARMs, including 83% which were COFI ARMs. At December 31, 1996, 96% were ARMs, including 89% which were COFI ARMs. The Company may experience margin compression when increases in market rates are not immediately reflected in the yields on the Company's adjustable and fixed rate assets or when market conditions cause the Company to pay higher rates for its funds.

  Changes in interest rates influence the types of loan products that the Company originates and the prepayment of existing loan balances by borrowers. Increases in interest rates generally have been followed by an increase in ARM origination and a decrease in prepayment speeds of loans and, conversely, decreases in interest rates generally have been followed by increases in fixed rate loan origination and prepayment speeds.

  The computed prepayment rate ("CPR") of loans for a period is defined by the Company as loan principal payments received during such period in excess of the normal scheduled principal payments, expressed as an annualized percentage of the principal balance of such loans at the beginning of the period. The CPR is based on the Company's historical data and is not a projection of future prepayments. As of December 31, 1997, the Company estimated its most recent 3-month and 12-month CPRs of certain categories of its $46 billion single family residential servicing portfolio as follows:

                                            PERCENT OF SINGLE
                                            FAMILY RESIDENTIAL  3-MONTH 12-MONTH
                                            SERVICING PORTFOLIO   CPR     CPR
                                           -------------------- ------- --------
     By product:
       ARMs:
         COFI.............................          73%            14%     12%
         Other ARMs.......................          10             13      12
       Fixed..............................          17             12      10
                                                   ---
                                                   100%
                                                   ===
     By interest rate:
       Greater than 8.000%................          11%            18%     14%
       From 7.501% to 8.000%..............          31             12       9
       From 7.001% to 7.500%..............          48             14      12
       Below 7.001%.......................          10             12      13
                                                   ---
                                                   100%
                                                   ===

  Substantially all ARMs in the Company's portfolio are contractually limited as to the lifetime maximum interest rates ("rate caps") that may be charged. In the event of sustained significant increases in rates, such rate caps could prevent the Company from further increasing rates on certain loans thus contributing to a decrease in the net interest margin. As of December 31, 1997, the interest rate on approximately 91% of outstanding principal amount of the Company's ARMs could have increased, as a result of a corresponding increase in their indices, by at least 350 basis points without exceeding the applicable maximum interest rate. For information regarding the Company's strategies related to COFI and limiting its interest rate risk, see "Financial Condition--Asset/Liability Management and Market Risk."

CREDIT COSTS

  Provision for Loan Losses. The provision for loan losses was $67.1 million in 1997, a decrease of $77.8 million, or 54%, from $144.9 million in 1996, which was an increase of $25.8 million, or 22%, from $119.1 million in 1995. The lower provision for 1997 was due to the continuing decline in the level of NPAs during 1997, reflecting collection efforts and strengthening of the California economy. The increase in the provision for 1996 compared to the provision for 1995 was due to a higher level of NPAs during 1996, which peaked in February 1996, as compared to 1995 levels, mainly due to weakness in the Southern California real estate market and the residual effects of the conversion to a new loan servicing system in September 1995, which caused a temporary disruption in the collection process. For additional information regarding the allowances for loan losses and NPAs, see "Financial Condition-- Asset Quality--NPAs and Potential Problem Loans" and "Financial Condition-- Asset Quality--Allowance for Loan Losses."

  Operations of REO. Losses from operations of REO were $70.1 million in 1997, a decrease of $35.8 million, or 34%, from $105.9 million in 1996, which was an increase of $19.1 million, or 22%, from $86.8 million in 1995. The decrease in 1997 was due to declines of $14.3 million in the provision for REO losses, $13.3 million in the net loss on sales of REO and $8.2 million in operating costs. The lower REO costs incurred during 1997 were a result of a reduction in the rate of foreclosures experienced during 1997 and a continuing improvement in the speed and price at which REO properties were sold. The higher losses from operations in 1996 compared to 1995 included increases of $12.5 million in operating expenses and $7.3 million in losses on sales of REO, which reflect the greater number of REO properties handled during 1996 as a result of an increase earlier in the year in the number of problem loans on which the Company foreclosed. For additional information regarding REO, see "Financial Condition--Asset Quality--NPAs and Potential Problem Loans."

NONINTEREST INCOME

  Gain (Loss) on Sales of MBS. During 1997, 1996 and 1995, the Company recognized gains (losses) on sales of MBS with weighted average servicing fees on such sales as follows (dollars in thousands):

                                                   YEARS ENDED DECEMBER 31,
                                                  ----------------------------
                                                   1997     1996       1995
                                                  ------  --------  ----------
Book value of MBS sold:
  ARM MBS........................................ $  --   $187,603  $2,183,628
  Fixed rate MBS.................................  9,906    10,248      29,077
                                                  ------  --------  ----------
                                                   9,906   197,851   2,212,705
                                                  ------  --------  ----------
  Relating to the sale of the New York retail
   branch system:
    ARM MBS......................................    --        --       38,722
    Fixed rate MBS...............................    --        --      677,006
                                                  ------  --------  ----------
                                                     --        --      715,728
                                                  ------  --------  ----------
                                                  $9,906  $197,851  $2,928,433
                                                  ======  ========  ==========
Pre-tax gains (losses) on sales of MBS:
  Reported in "Gain (loss) on sale of MBS:"
    ARM MBS...................................... $  --   $  3,103  $   11,733
    Fixed rate MBS...............................    (74)      (29)        186
                                                  ------  --------  ----------
                                                     (74)    3,074      11,919
                                                  ------  --------  ----------
  Relating to the sale of the New York retail
   branch system:
    ARM MBS......................................    --        --          113
    Fixed rate MBS...............................    --        --      (14,143)
                                                  ------  --------  ----------
                                                     --        --      (14,030)
                                                  ------  --------  ----------
                                                  $  (74) $  3,074  $   (2,111)
                                                  ======  ========  ==========
Weighted average servicing fees..................    -- %     0.60%       0.64%
                                                  ======  ========  ==========

  The loss on sale of MBS related to the sale of the New York retail branch deposit system was netted against the gain on the sale of the New York retail branch deposit system sale as a related expense. Included in these sales were MBS originally designated as held to maturity of $503.3 million, which were sold at a pre-tax loss of $12.2 million. The majority of the MBS sold in 1997, 1996 and 1995 were originated by the Company. All MBS sold were designated as available for sale, except for the $503.3 million in MBS sold in 1995. For additional information see "Financial Condition--Liquidity and Capital Resources--MBS."

  Gain on Sales of Loans. During 1997, 1996 and 1995, the Company recognized gains on sales of loans with weighted average servicing fees on such sales as follows (dollars in thousands):

                                                 YEARS ENDED DECEMBER 31,
                                             ----------------------------------
                                                1997        1996        1995
                                             ----------  ----------  ----------
Book value of loans sold:
  Fixed rate................................ $1,837,891  $1,738,474  $1,339,319
  COFI ARMs.................................    866,629     618,312      40,409
  Treasury ARMs.............................    197,240     270,227       1,944
  Prime rate................................        --       38,708         --
                                             ----------  ----------  ----------
                                             $2,901,760  $2,665,721  $1,381,672
                                             ==========  ==========  ==========
Pre-tax gain (loss) on sales of loans:
  Fixed rate................................ $    5,785  $   17,237  $    8,275
  COFI ARMs.................................     10,321       2,140      (2,903)
  Treasury ARMs.............................      2,168       8,969          (8)
                                             ----------  ----------  ----------
                                             $   18,274  $   28,346  $    5,364
                                             ==========  ==========  ==========
Weighted average servicing fees.............       0.60%       0.46%       0.23%
                                             ==========  ==========  ==========

  The Company intends to sell the majority of its fixed rate mortgage loan originations and certain ARM originations in the secondary market.

  The gain on sales of loans was $18.3 million in 1997, a decrease of $10.0 million, or 36%, from $28.3 million in 1996, which was an increase of $22.9 million, from $5.4 million in 1995. The decline in 1997 primarily reflects a more competitive secondary market for fixed rate loan sales.

  The Company capitalizes mortgage servicing rights ("MSR") when the related mortgage loans are sold or securitized as MBS available for sale. The MSR are amortized in proportion to and over the period of estimated loan servicing income. The MSR are periodically reviewed for impairment based on their fair value and potential impairment losses, if any, are recognized through a valuation allowance and a charge to loan servicing income. Impairment is measured on a disaggregated basis based on predominant risk characteristics of the underlying mortgage loans. The risk characteristics used by the Company for the purposes of capitalization and impairment evaluation include loan amount, loan type, loan origination date, loan term, the state where the collateral is located and collateral type. See Note 1 of Notes to Consolidated Financial Statements for information regarding the Company's policy for MSR.

  Included in "Other assets" in the Consolidated Statement of Financial Condition were MSR as follows (in thousands):

                                                    YEARS ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1997      1996      1995
                                                   --------  --------  --------
Beginning balance................................. $ 88,074  $ 63,696  $ 57,812
  Originated MSR..................................   28,545    40,256    16,829
  Amortization to:
    Interest on MBS...............................     (126)     (934)      --
    Loan servicing income.........................  (16,058)  (14,318)  (10,436)
  Addition to the valuation allowance.............   (4,315)     (626)     (509)
                                                   --------  --------  --------
Ending balance.................................... $ 96,120  $ 88,074  $ 63,696
                                                   ========  ========  ========

  The Company provided $4.3 million, $0.6 million and $0.5 million for 1997, 1996 and 1995, respectively, to its valuation allowance. There were no charge-offs against this valuation allowance during 1997, 1996 and 1995. The valuation allowance was $5.4 million, $1.1 million and $0.5 million at December 31, 1997, 1996 and 1995, respectively. At December 31, 1997, 1996 and 1995, the Company's capitalized MSR had fair values of $136.4 million, $184.6 million and $142.6 million, respectively. At December 31, 1997, the Company's capitalized MSR relate to approximately $7.0 billion, or 49%, of the Company's investor loan servicing portfolio.

  Loan Servicing Income. Loan servicing income was $63.5 million in 1997, a decrease of $4.9 million, or 7%, from $68.4 million in 1996, which was an increase of $7.9 million, or 13%, from $60.5 million in 1995. The decrease in loan servicing income for 1997 was primarily due to a decline of four basis points in the average servicing fee rate to 0.66% and an increase of $1.7 million in amortization of MSR due to an increase in the related servicing asset, partially offset by a $687.0 million increase in the average portfolio of loans serviced for investors. The increase in loan servicing income in 1996 was primarily due to a $1.5 billion increase in the average portfolio of loans serviced for investors, partially offset by a decrease of three basis points in the average servicing rate to 0.70% and an increase of $3.9 million in the amortization of MSR due primarily to an increase in the related servicing asset. The declines in the servicing fee rate in 1997 and 1996 were due to paydowns of seasoned loans with servicing rates higher than the remaining loans being serviced by the Company. At December 31, 1997 and 1996, the portfolio of loans serviced for investors was $14.2 billion and $13.8 billion, respectively.

  Fee Income. Total fee income, consisting of banking and other retail service fees plus other fee income, was $183.0 million in 1997, an increase of $46.3 million, or 34%, from $136.7 million in 1996 which was an increase of $33.1 million, or 32%, from $103.6 million in 1995.

  Banking and other retail service fees were $115.4 million in 1997, an increase of $37.3 million, or 48%, from $78.1 million in 1996, which was an increases of $22.3 million, or 40%, from $55.8 million 1995. The increase in 1997 was due to increases of $23.4 million in service charges on deposit accounts and $8.6 million in other retail banking fees, primarily due to the Company's continuing emphasis on growing fee-based services and the incremental volume of business associated with the 61 former FIB branches acquired in the third quarter of 1996, plus an increase of $5.3 million in ATM fees. The increase in 1996 was primarily due to increases of $8.5 million in service charges on deposit accounts, $7.5 million in ATM fees and $6.3 million in other retail banking fees.

  Fee income from other services was $67.5 million in 1997, an increase of $8.8 million, or 15%, from $58.7 million in 1996, which was an increase of $10.8 million, or 23%, from $47.9 million in 1995. The increase in 1997 was primarily due to increases of $3.5 million in debit card-related fees, $2.7 million in other mortgage-related fees and $2.6 million in commissions on the higher volume of sales of investment and insurance services and products. The increase in 1996 was primarily due to increases of $4.8 million in commissions on the sales of investment and insurance products and services, $4.3 million in other mortgage-related fees and $1.7 million in debit card-related fees.

  Gain on Sales of Retail Deposit Branch Systems. In March 1997, the Company sold deposits of $251.4 million and branch premises in Arizona resulting in a pre-tax gain of $16.0 million. In June 1997, the Company sold deposits of $916.3 million and branch premises in West Florida resulting in a pre-tax gain of $41.6 million. The gains are net of expenses associated with the sales.

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

NONINTEREST EXPENSE

  General and Administrative Expenses. G&A expenses were $737.5 million in 1997, a decrease of $281.7 million, or 28%, from $1.0 billion in 1996, which was an increase of $200.6 million, or 25%, from $818.6 million in 1995. G&A expenses for 1996 include the SAIF recapitalization of $243.9 million. During 1997, FDIC assessments declined $35.6 million as a result of the recapitalization of the SAIF. Partially offsetting these declines in deposit insurance assessments were increases in branch operating expenses related to Company initiatives to offer a greater range of consumer and business banking loan products and services and higher operating expenses associated with the acquisition of the 61 former FIB branches in the third quarter of 1996, which were partially offset by the sales of the Company's Arizona and West Florida retail deposit branch systems in 1997. The Company also recognized approximately $14.0 million in expenses in 1996 related to the FIB branch acquisition. This compares to charges in 1995 of $25.7 million to bring certain premises to fair value reflecting the Company's change in business plans to sell these premises, of which one was sold in the fourth quarter of 1995, and $11.0 million associated with Project HOME Run. Management is committed to reviewing the Company's cost structure in order to reduce G&A expenses as the Company completes its transition to a full-service consumer and financial services company.

  The efficiency ratio is defined by the Company as G&A expenses as a percentage of the sum of net interest income, loan servicing income, banking and other retail fees and other fee income. The Company's efficiency ratio was 49.8%, 69.9% and 58.9% for 1997, 1996 and 1995, respectively. Excluding the SAIF recapitalization and FIB branch acquisition costs in 1996, the efficiency ratio would have been 52.2%.

  Net Acquisition Costs. The Company incurred net pre-tax costs of $5.5 million related to its unsuccessful proposal to acquire Great Western. Approximately $23.1 million of legal, printing, advisory and other expenses were incurred, partially offset by a $17.6 million gain on the sale of 3.6 million shares of Great Western common stock which the Company had purchased in connection with the proposal.

  Operations of REI. Losses from operations of REI were $3.7 million in 1997, a decrease of $31.3 million, or 89%, from $35.0 million in 1996, which was a decrease of $14.5 million, or 29%, from $49.5 million in 1995. The decrease in 1997 is primarily due to declines of $24.3 million in provision for losses, $5.3 million in REI operating expenses and $1.7 million in losses on sales of REI. Operations of REI for 1996 include a $19.0 million addition to the allowance for losses primarily as a result of a revision in the business plan for the disposition of one commercial project. The decrease in 1996 compared to 1995 was primarily due to a decline of $23.4 million in the provision for losses, partially offset by $2.5 million in losses on sale of REI in 1996 compared to gains of $8.9 million in 1995. For additional information regarding REI and the related allowance for losses, see "Financial Condition-- Asset Quality--REI."

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

  Amortization of goodwill and other intangible assets was $25.8 million in 1997, an increase of $7.0 million, or 37%, from $18.8 million in 1996, which was a decrease of $7.8 million, or 29%, from $26.6 million in 1995. The increase in 1997 reflects the amortization of the goodwill resulting from the purchase of the 61 former FIB branches in the third quarter of 1996. The decline in 1996 reflects the reductions in the goodwill balance resulting from the adoption of SFAS No. 72 and the sale of the New York retail deposit branch system, partially offset by an increase in amortization resulting from the FIB branch acquisition and an increase in the core deposit premium related to deposits acquired in 1995.

  Provision for Income Taxes. The changes in the provision for income taxes primarily reflected the changes in pre-tax income for each year. The 1997 and 1996 tax provisions also reflected tax benefits of $3.6 million and

$35.4 million, respectively, related to reductions in the Company's valuation allowance for deferred taxes as a result of the Company's development of tax planning strategies that would be implemented, if necessary, to realize the excess tax bases in certain investments. The 1997 tax provision also includes $9.6 million in miscellaneous federal and state tax credits and $7.0 million of benefit related to the sale of preferred stock of a subsidiary. The effective tax rates were 36.8% for 1997, 19.6% for 1996 and 45.3% for 1995. For additional information regarding income taxes and related provision, see
Note 12 of Notes to Consolidated Financial Statements.

QUARTERLY RESULTS OF OPERATIONS

  The following table presents results of operations by quarter for 1997 and 1996 (in thousands except per share data):

                                                 QUARTERS ENDED
                                  ---------------------------------------------
                                  MARCH 31, JUNE 30, SEPTEMBER 30, DECEMBER 31,
                                  --------- -------- ------------- ------------
1997
Total interest income............ $862,103  $851,502   $847,476      $842,291
Total interest expense...........  544,484   543,433    544,641       535,929
                                  --------  --------   --------      --------
    Net interest income..........  317,619   308,069    302,835       306,362
Provision for loan losses........   24,223    17,989     14,868        10,011
                                  --------  --------   --------      --------
Net interest income after
 provision for loan losses.......  293,396   290,080    287,967       296,351
Gain (loss) on sales of
 investment securities...........      --        135        181           (10)
Noninterest income...............   88,869   111,657     63,945        64,793
Noninterest expense and taxes....  279,172   286,216    256,554       261,640
                                  --------  --------   --------      --------
    Net income................... $103,093  $115,656   $ 95,539      $ 99,494
                                  ========  ========   ========      ========
Net income per common share:
  Basic.......................... $   0.94  $   1.11   $   0.91      $   0.97
                                  ========  ========   ========      ========
  Diluted........................ $   0.87  $   1.01   $   0.84      $   0.89
                                  ========  ========   ========      ========
1996
Total interest income............ $894,870  $867,236   $867,975      $884,714
Total interest expense...........  577,888   555,662    561,739       566,992
                                  --------  --------   --------      --------
    Net interest income..........  316,982   311,574    306,236       317,722
Provision for loan losses........   45,942    33,901     35,783        29,298
                                  --------  --------   --------      --------
Net interest income after
 provision for loan losses.......  271,040   277,673    270,453       288,424
Gain on sales of investment
 securities......................      --        --         313           --
Noninterest income...............   60,530    56,000     56,947        78,008
Noninterest expense and taxes....  266,815   264,939    407,191       275,185
                                  --------  --------   --------      --------
    Net income (loss)............ $ 64,755  $ 68,734   $(79,478)     $ 91,247
                                  ========  ========   ========      ========
Net income (loss) per common
 share:
  Basic.......................... $   0.46  $   0.51   $  (0.85)     $   0.79
                                  ========  ========   ========      ========
  Diluted........................ $   0.45  $   0.50   $  (0.85)     $   0.74
                                  ========  ========   ========      ========

  Net interest income increased in the fourth quarter of 1997 compared to the third quarter of 1997 primarily due to the increase in net interest margin to 2.76% for the fourth quarter of 1997 from 2.70% in the third quarter of 1997. Net interest income decreased in the fourth quarter of 1997 compared to the fourth quarter of 1996 primarily due to a decrease in interest-earning assets, offset slightly by an increase in the net interest margin from 2.68% in the fourth quarter of 1996. The provision for loan losses decreased in the fourth quarter of 1997 from the third quarter of 1997 and fourth quarter of 1996 as the Company realized continuing improvements in credit quality. Noninterest income includes the gains on sales of retail branch deposit systems in West Florida, Arizona and San Antonio, Texas of $41.6 million in the second quarter of 1997, $16.0 million in the first quarter of 1997 and $6.9 million in the fourth quarter of 1996, respectively. Noninterest income decreased in the fourth quarter of 1997 compared to the fourth quarter of 1996 primarily due to the $6.9 million gain on sale of the San Antonio, Texas retail deposit branch system and lower gains of $3.5 million on sale of MBS and loans recognized in the fourth quarter of 1996. Noninterest expense increased in the fourth quarter of 1997 compared to the third quarter of 1997 primarily due to an increase in operating expenses during the fourth quarter of 1997. Noninterest expense decreased in the fourth quarter of 1997 compared to the fourth quarter of 1996 primarily due to a decline in operations of REO.

                              FINANCIAL CONDITION

  The Company's consolidated assets were $46.7 billion at December 31, 1997, a decrease of $3.2 billion, or 6%, from $49.9 billion at December 31, 1996. This decrease is primarily due to a decline in the loan and MBS portfolio of $2.8 billion, or 6%, due to sales of and payments on loans and MBS.

LOAN AND MBS PORTFOLIO

  The Company's loan and MBS portfolio was as follows (in thousands):


                                                 DECEMBER 31,
                          ---------------------------------------------------------------
                             1997         1996         1995         1994         1993
                          -----------  -----------  -----------  -----------  -----------
Real estate loans:
  Residential loans:
    Single family.......  $18,714,254  $20,407,622  $20,684,133  $26,084,783  $28,764,402
    Multi-family........    9,859,143    9,582,129    9,284,131    8,518,510    7,219,708
  Commercial and
   industrial...........    1,128,320    1,343,348    1,566,470    1,734,793    2,012,307
                          -----------  -----------  -----------  -----------  -----------
                           29,701,717   31,333,099   31,534,734   36,338,086   37,996,417
Consumer loans(1):
  Home equity...........      860,573      570,656       30,676          --           --
  Savings account
   secured..............       65,256       77,190       83,635      106,366      110,549
  Other.................      121,511      112,777        1,009          --           --
                          -----------  -----------  -----------  -----------  -----------
                            1,047,340      760,623      115,320      106,366      110,549
Business banking loans..       65,738       53,717          --           --           --
Other loans.............       25,862       31,598       21,010       18,556      148,805
                          -----------  -----------  -----------  -----------  -----------
                           30,840,657   32,179,037   31,671,064   36,463,008   38,255,771
Deferred loan costs
 (fees) and interest....       11,606      (13,176)     (31,439)     (55,184)     (90,959)
Unearned premiums
 (discounts)............        9,279       12,432       (3,360)      (5,847)     (21,658)
Allowance for loan
  losses................     (377,351)    (389,135)    (380,886)    (400,232)    (438,786)
                          -----------  -----------  -----------  -----------  -----------
Loans receivable........   30,484,191   31,789,158   31,255,379   36,001,745   37,704,368
MBS.....................   12,791,391   14,296,512   16,152,142   12,789,420    6,919,997
                          -----------  -----------  -----------  -----------  -----------
                          $43,275,582  $46,085,670  $47,407,521  $48,791,165  $44,624,365
                          ===========  ===========  ===========  ===========  ===========

--------
(1) Beginning in 1997, consumer loans include loans secured by savings accounts. Prior periods have been restated to reflect this change.

  At December 31, 1997, approximately 97% of the real estate loan and MBS portfolio was secured by residential properties, including 74% secured by single family properties. The Company's loan and MBS portfolio is concentrated in the state of California with approximately 75% of the portfolio secured by properties in the state. Only one other state, Florida, represents outstanding portfolio balances greater than 5% of the total. Due to the concentration of the portfolio in California, the Company has been and will continue to be most significantly impacted, beneficially and adversely, by economic cycles of the state.

  The Company's primary business continues to be the origination of loans on residential real estate properties. The percentage of dollar volume of the Company's residential mortgage loans originated by type is summarized below for the years shown:

                                                   1997  1996  1995  1994  1993
                                                   ----  ----  ----  ----  ----
   Single family (one to four units)..............  77%   78%   81%   79%   86%
   Multi-family (five units and over).............  23    22    19    21    14
                                                   ---   ---   ---   ---   ---
                                                   100%  100%  100%  100%  100%
                                                   ===   ===   ===   ===   ===

  The Company's loan originations are summarized as follows (dollars in thousands):

                                      FOR THE YEARS ENDED DECEMBER 31,
                             ---------------------------------------------------
                                       1997                      1996
                             ------------------------- -------------------------
                                 LOAN      PERCENT OF      LOAN      PERCENT OF
                             ORIGINATIONS ORIGINATIONS ORIGINATIONS ORIGINATIONS
                             ------------ ------------ ------------ ------------
Real estate loans:
  Single family:
    Fixed rate..............  $2,093,788      35.5%     $1,753,056      31.0%
    COFI ARMs...............     283,000       4.8       1,087,997      19.3
    12 MAT ARMs.............     721,908      12.3         884,042      15.6
    Other Treasury ARMs.....     177,176       3.0         343,639       6.1
    LAMA....................     521,825       8.8              42       --
                              ----------     -----      ----------     -----
                               3,797,697      64.4       4,068,776      72.0
  Multi-family:
    Fixed rate..............      41,530       0.7          89,682       1.6
    COFI ARMs...............      54,121       0.9         787,591      13.9
    12 MAT ARMs.............     631,276      10.7         221,751       3.9
    LAMA....................     439,381       7.5          58,626       1.0
                              ----------     -----      ----------     -----
                               1,166,308      19.8       1,157,650      20.4
Consumer loans:
  Home equity...............     585,158       9.9         138,224       2.5
  Savings account secured...     103,340       1.8         111,934       2.0
  Other.....................     154,473       2.6         132,079       2.3
                              ----------     -----      ----------     -----
                                 842,971      14.3         382,237       6.8
Business banking loans......      89,933       1.5          44,301       0.8
                              ----------     -----      ----------     -----
                              $5,896,909     100.0%     $5,652,964     100.0%
                              ==========     =====      ==========     =====

  Approximately 71% of real estate loan originations in 1997 were on properties located in California compared to 68% in 1996. Other Treasury ARMs are loans which provide for interest rates that adjust based upon changes in the yields of certain U.S. Treasury securities.

  The Company originates consumer loans through its entire distribution network. The Company began originating business banking loans through some of its California branches in the fourth quarter of 1996 and was offering business banking loans at most of its California branches by the end of the second quarter of 1997. Both activities are designed to further the Company's objective of positioning itself as a full-service consumer and financial services company.

  For additional information regarding these loan products, see "Results of Operations--Net Interest Income" and "Financial Condition--Asset/Liability Management and Market Risk."

  The real estate loan and MBS portfolio includes approximately $5.9 billion in mortgage loans that were originated with loan-to-value ("LTV") ratios exceeding 80%, or 14% of the portfolio at December 31, 1997. The majority of the higher LTV loans in the portfolio at December 31, 1997 were secured by single family properties. The Company takes the additional risk of originating loans with LTV ratios in excess of 80% into consideration in its loan underwriting and pricing policies.

  The Company was committed to fund the following loans (dollars in thousands):

                                    DECEMBER 31, 1997       DECEMBER 31, 1996
                                 ----------------------- -----------------------
                                 OUTSTANDING PERCENT OF  OUTSTANDING PERCENT OF
                                 COMMITMENTS COMMITMENTS COMMITMENTS COMMITMENTS
                                 ----------- ----------- ----------- -----------
Real estate loans:
  Fixed rate....................  $184,123       51.8%    $ 92,828       28.1%
  COFI ARMs.....................     4,077        1.1       38,863       11.8
  12 MAT ARMs...................    81,322       22.9      188,350       57.0
  Other Treasury ARMs...........     7,378        2.1       10,308        3.1
  LAMA..........................    78,801       22.1          --         --
                                  --------      -----     --------      -----
                                  $355,701      100.0%    $330,349      100.0%
                                  ========      =====     ========      =====
Consumer loans:
  Home equity:
    Lines of credit.............  $508,888       60.0%    $269,733       56.4%
    Loans.......................    21,633        2.5       15,092        3.2
  Unsecured lines of credit.....   316,144       37.3      187,505       39.2
  Secured lines of credit.......       659        0.1        1,191        0.2
  Other.........................     1,217        0.1        4,598        1.0
                                  --------      -----     --------      -----
                                  $848,541      100.0%    $478,119      100.0%
                                  ========      =====     ========      =====
Business banking loans..........  $104,045      100.0%    $ 50,959      100.0%
                                  ========      =====     ========      =====

  The Company expects to fund such loans from its liquidity sources. It is likely that some of these loan commitments will expire without being drawn upon.

ASSET/LIABILITY MANAGEMENT AND MARKET RISK

  The Company's principal objective of asset/liability management is to maximize net interest income, subject to net interest margin volatility and liquidity constraints. Net interest margin volatility results when the rate reset (or repricing) characteristics of the Company's assets are materially different from those of the Company's liabilities. Liquidity risk results from the mismatching of asset and liability cash flows. The Company manages various market risks in the ordinary course of business, including interest rate risk, liquidity risk and credit risk.

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

  The Company offers and increasingly emphasizes the origination of other ARM loan products, such as 12 MAT ARMs and LAMA loans, over COFI ARMs in an effort to diversify the interest sensitivity of its loan portfolio. Because 12 MAT and LAMA are moving averages of historical interest rates, the interest rates on 12 MAT ARMs and LAMA loans do not immediately reflect market interest rate movements. However, the timing and degree of changes in rates on 12 MAT ARMs and LAMA loans provide a better match than COFI ARMs to the changes in rates of certain of the Company's interest-costing liabilities, in part because 12 MAT and LAMA are not subject to influences other than changes in market interest rates. The emphasis on these other ARM loan products and the sale of certain COFI ARMs is intended to diversify the interest sensitivity and liquidity profile of the Company's interest-earning assets. However, due to the long-time emphasis on originating COFI ARMs and their predominant balance in the current portfolio, benefits from loans tied to other indices will be realized slowly over time. At December 31, 1997, approximately 83% of the Company's $43.6 billion gross loan and MBS portfolio consisted of COFI ARMs, compared to approximately 89% of the $46.5 billion gross loan and MBS portfolio at December 31, 1996. For information regarding the Company's loan diversification, see "Financial Condition--Loan and MBS Portfolio."

  Residential real estate lending is a key component of the Company's business. The FIB branch acquisition in the third quarter of 1996 accelerated the Company's progress in building its portfolio of consumer and business banking loans which generally earn higher rates of interest and have maturities shorter than residential real estate loans. However, the origination of consumer and business banking loans involves risks different from those associated with originating residential real estate loans. For example, credit risk associated with consumer and business banking loans is generally higher than for mortgage loans, the sources and level of competition may be different and, compared to residential real estate lending, consumer and business banking lending is a relatively new business for the Company. These different risk factors are considered in the underwriting and pricing standards established for consumer and business banking loans.

  The Company's approach to managing interest rate risk includes the changing of repricing terms and spreading of maturities on term deposits and other interest-costing liabilities. The Company manages the maturities of its borrowings to balance changes in the demand for deposit maturities. The Company has a strategy to increase the percentage of transaction accounts in its deposit portfolio, which the Company believes is a lower costing funding source than other funding sources. At December 31, 1997, transaction accounts comprised 34% of the deposit base compared to 32% at December 31, 1996. A portion of this increase is due to the Company's "money market index account," which was introduced in 1997. This product offers depositors some of the liquidity of a transaction account, with a higher interest rate, but at a lower cost to the Company than its traditional term accounts. The Company's money market index account balance was $1.4 billion at December 31, 1997. Approximately 46% of deposits to the money market index account were from sources outside of the Company and approximately 6% of the deposits were transfers from lower rate interest-bearing term accounts at the Company. For additional information regarding these and other transactions, see "Results of Operations--Net Interest Income" and "Financial Condition--Liquidity and Capital Resources."

  The components of the Company's interest rate sensitive asset and liability portfolios by repricing periods (contractual maturity as adjusted for frequency of repricing) as of December 31, 1997 are as follows (dollars in thousands):

                                                                   REPRICING PERIODS
                                       PERCENT --------------------------------------------------------------
                                         OF     WITHIN 6      MONTHS         1-5         5-10      YEARS OVER
                            BALANCE     TOTAL    MONTHS        7-12         YEARS        YEARS         10
                          -----------  ------- -----------  -----------  -----------  -----------  ----------
INTEREST-EARNING ASSETS:
Investment securities:
 Cash equivalents.......  $   555,310      1%  $   555,310  $       --   $       --   $       --   $      --
 Other investment
  securities............        9,669    --          7,248          --         2,421          --          --
 FHLB stock.............      411,978      1       411,978          --           --           --          --
 Impact of hedging
  (LIBOR-indexed
  amortizing swaps).....          --     --        (20,607)         --        20,607          --          --
                          -----------    ---   -----------  -----------  -----------  -----------  ----------
Total investment
 securities.............      976,957      2       953,929          --        23,028          --          --
                          -----------    ---   -----------  -----------  -----------  -----------  ----------
Loans and MBS:
 MBS:
   ARMs.................   12,473,485     28    12,473,485          --           --           --          --
   Other................      317,906      1           --           --         1,852          --      316,054
 Loans:
   ARMs.................   28,529,788     65    27,184,971      391,778      657,356       23,095     272,588
   Other................    1,954,403      4        73,330          --           --           --    1,881,073
                          -----------    ---   -----------  -----------  -----------  -----------  ----------
Total loans and MBS.....   43,275,582     98    39,731,786      391,778      659,208       23,095   2,469,715
                          -----------    ---   -----------  -----------  -----------  -----------  ----------
 Total interest-earning
  assets................  $44,252,539    100%  $40,685,715  $   391,778  $   682,236  $    23,095  $2,469,715
                          ===========    ===   ===========  ===========  ===========  ===========  ==========
INTEREST-COSTING
 LIABILITIES:
Deposits:
 Checking...............  $ 3,271,579      8%  $ 3,271,579  $       --   $       --   $       --   $      --
 Statement savings......    1,475,191      3     1,475,191          --           --           --          --
 Money market savings...    6,338,539     15     6,338,539          --           --           --          --
 Term accounts:
   Under $100,000.......   20,600,689     48    12,490,809    5,829,934    2,273,665        6,228          53
   Over $100,000........      582,377      1       289,323      275,097       17,957          --          --
                          -----------    ---   -----------  -----------  -----------  -----------  ----------
Total deposits..........   32,268,375     75    23,865,441    6,105,031    2,291,622        6,228          53
                          -----------    ---   -----------  -----------  -----------  -----------  ----------
Borrowings:
 Repurchase
  agreements............    1,675,000      4     1,675,000          --           --           --          --
 FHLB...................    4,812,813     11     3,448,280    1,087,292      217,743        5,653      53,845
 Other..................    4,341,453     10     2,339,266      715,538    1,038,301      248,348         --
 Capital securities of
  subsidiary trust......      148,464    --            --           --           --       148,464         --
                          -----------    ---   -----------  -----------  -----------  -----------  ----------
Total borrowings........   10,977,730     25     7,462,546    1,802,830    1,256,044      402,465      53,845
                          -----------    ---   -----------  -----------  -----------  -----------  ----------
 Total interest-costing
  liabilities...........  $43,246,105    100%  $31,327,987  $ 7,907,861  $ 3,547,666  $   408,693  $   53,898
                          ===========    ===   ===========  ===========  ===========  ===========  ==========
Hedge-adjusted interest-
 earning assets
 more/(less) than
 interest-costing
 liabilities............  $ 1,006,434          $ 9,357,728  $(7,516,083) $(2,865,430) $  (385,598) $2,415,817
                          ===========          ===========  ===========  ===========  ===========  ==========
Cumulative interest
 sensitivity gap........                       $ 9,357,728  $ 1,841,645  $(1,023,785) $(1,409,383) $1,006,434
                                               ===========  ===========  ===========  ===========  ==========
Percentage of hedge-
 adjusted interest-
 earning assets to
 interest-costing
 liabilities............       102.33%
Percentage of cumulative
 interest sensitivity
 gap to total assets....         2.16%

  The Company continually evaluates interest rate risk management opportunities, including the use of derivative financial instruments. Interest rate swaps and other derivative instruments may be used to manage interest rates, duration and other credit and market risks. The Company does not hold or issue derivative financial instruments for trading purposes. The Company currently utilizes certain off-balance sheet financial instruments, including forward sales of and options to sell loans and MBS, to help manage its interest rate exposure with respect to fixed rate loans (or loans with certain periods at a fixed rate) in its loan origination pipeline and in its portfolio. The fair values of the Company's forward sales and options at December 31, 1997 and 1996 were not significant.

  The contractual maturities, average interest rates and fair values for the Company's financial instruments that are sensitive to changes in interest rates as of December 31, 1997 are as follows (dollars in thousands):

                      AVERAGE     WITHIN        1-2        2-3       3-5                 10-15       YEARS       FAIR
                     YIELD/RATE   1 YEAR       YEARS      YEARS     YEARS   5-10 YEARS   YEARS      OVER 15      VALUE
                     ---------- -----------  ---------- ---------- -------- ---------- ---------- ----------- -----------
INTEREST-SENSITIVE
 ASSETS:
Investment
 securities:
 Cash equivalents...    6.33%   $   555,310  $      --  $      --  $    --  $      --  $      --  $       --  $   555,310
 Other investment
  securities........    4.96          7,248       2,421        --       --         --         --          --        9,675
 FHLB stock.........    5.80        411,978         --         --       --         --         --          --      411,978
 Impact of hedging
  (LIBOR-indexed
  amortizing swaps).     --         (20,607)     20,607        --       --         --         --          --          (85)
Loans and MBS:
 MBS:
   ARMs.............    7.61            --          --     720,594  501,171    309,415        --   10,942,305  12,516,780
   Other............    7.58              1         --       1,193      658        --     275,928      40,126     317,941
 Loans:
 Residential loans:
   ARMs.............    7.56         22,063      25,692     58,343  109,382  2,101,105    749,794  24,116,663  27,562,943
   Other............    7.78         20,157      12,585     10,324   24,834     82,728    294,556     616,936   1,065,235
 Commercial and
  industrial real
  estate loans:
   ARMs.............    7.68         23,051      19,282     30,978  196,153    521,364     22,425     144,541     951,808
   Other............    9.53          7,657      12,440      9,208   20,464     57,721     17,978         953     132,261
 Consumer loans.....    8.49          1,269       2,223      8,224   54,475     89,288    578,184     336,298   1,083,786
 Business banking
  loans.............   10.01         52,668       2,330      1,365    2,296      1,275        713         523      62,662
 Other loans........    7.89         23,683         --         --       --         --         --          --       24,280
MSR.................     --               3         --         --         2      1,383      6,234      88,498     136,413
                                -----------  ---------- ---------- -------- ---------- ---------- ----------- -----------
                                $ 1,104,481  $   97,580 $  840,229 $909,435 $3,164,279 $1,945,812 $36,286,843 $44,830,987
                                ===========  ========== ========== ======== ========== ========== =========== ===========
INTEREST-SENSITIVE LIABILITIES:
Deposits:
 Checking...........    0.99%   $ 3,271,579  $      --  $      --  $    --  $      --  $      --  $       --  $ 3,271,579
 Statement savings..    1.95      1,475,191         --         --       --         --         --          --    1,475,191
 Money market
  savings...........    3.81      6,338,539         --         --       --         --         --          --    6,338,539
 Term accounts......    5.42     18,833,025   1,836,800    344,984  161,977      6,227         53         --   21,215,926
Borrowings:
 Repurchase
  agreements........    6.28      1,675,000         --         --       --         --         --          --    1,693,928
 FHLB...............    6.19      3,605,572     983,272    122,928   41,542      5,654     53,164         681   4,869,653
 Other..............    6.44      2,334,804     820,471    673,891  263,939    248,348        --          --    4,420,710
 Capital securities
  of subsidiary
  trust.............    8.53            --          --         --       --         --     148,464         --      162,498
                                -----------  ---------- ---------- -------- ---------- ---------- ----------- -----------
                                $37,533,710  $3,640,543 $1,141,803 $467,458 $  260,229 $  201,681 $       681 $43,448,024
                                ===========  ========== ========== ======== ========== ========== =========== ===========
INTEREST-SENSITIVE
 OFF- BALANCE SHEET
 ITEMS:
 Commitments to
  extend credit.....            $   425,159
 Unused lines of
  credit............                883,128
 Pipeline hedges....                738,000

  For information regarding net interest income, interest-earning assets and interest-costing liabilities, see "Results of Operations--Net Interest Income" and for additional fair value information, see Notes 1 and 11 of Notes to Consolidated Financial Statements.

ASSET QUALITY

  NPAs and Potential Problem Loans. When a borrower fails to make a required payment on a loan and does not cure the delinquency promptly, the loan is characterized as delinquent. The procedural steps necessary for foreclosure vary from state to state, but generally if the loan is not reinstated within certain periods specified by statute and no other workout arrangements satisfactory to the lender are entered into, the property securing the loan can be acquired by the lender. Although the Company generally relies on the underlying property to satisfy foreclosed loans, in certain circumstances and when permitted by law, the Company may seek to obtain deficiency judgments against the borrowers. The Company reviews loans for impairment in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures." Impaired loans, as defined by the Company, include nonaccrual major loans (i.e., multi-family and commercial and industrial loans) which are not collectively reviewed for impairment, TDRs and other impaired major loans. Other impaired major loans are major loans which are less than 90 days delinquent which the Company believes will be collected in full, but which the Company believes it is probable will not be collected in accordance with the contractual terms of the loans and which may be dependent upon operation and/or sale of the collateral property for repayment. See Note 1 of Notes to Consolidated Financial Statements for information regarding the Company's policy for nonaccrual and impaired loans.

  The Company's nonaccrual loans, REO, past due loans, TDRs and other impaired major loans as of the dates indicated are as follows (in thousands):

                                                    DECEMBER 31,
                                    --------------------------------------------
                                      1997     1996     1995     1994     1993
                                    -------- -------- -------- -------- --------
Nonaccrual loans................... $432,898 $598,661 $723,791 $681,026 $780,400
REO................................  162,440  247,577  225,566  161,948  179,862
TDRs...............................  212,299  185,635  163,844  121,365  100,751
Other impaired major loans.........  144,630  114,332   51,018   12,158  391,044

  The Company's NPAs, TDRs and other impaired major loans, net of related specific loss allowances, by type as of the dates indicated are as follows (dollars in thousands):

                                                   DECEMBER 31,
                                                 ------------------   INCREASE
                                                   1997      1996    (DECREASE)
                                                 --------  --------  ---------
   Nonaccrual loans:
     Single family.............................. $376,421  $537,243  $(160,822)
     Multi-family...............................   20,631    44,972    (24,341)
     Commercial and industrial real estate......   32,171    14,837     17,334
     Consumer...................................    3,608     1,410      2,198
     Business banking...........................       67       199       (132)
                                                 --------  --------  ---------
       Total.................................... $432,898  $598,661  $(165,763)
                                                 ========  ========  =========
   REO:
     Single family.............................. $137,114  $214,720  $ (77,606)
     Multi-family...............................   15,657    19,239     (3,582)
     Commercial and industrial real estate......    9,669    13,618     (3,949)
                                                 --------  --------  ---------
       Total.................................... $162,440  $247,577  $ (85,137)
                                                 ========  ========  =========
   Total NPAs:
     Single family.............................. $513,535  $751,963  $(238,428)
     Multi-family...............................   36,288    64,211    (27,923)
     Commercial and industrial real estate......   41,840    28,455     13,385
     Consumer...................................    3,608     1,410      2,198
     Business banking...........................       67       199       (132)
                                                 --------  --------  ---------
       Total.................................... $595,338  $846,238  $(250,900)
                                                 ========  ========  =========
   TDRs:
     Single family.............................. $162,257  $ 91,422  $  70,835
     Multi-family...............................   32,636    58,027    (25,391)
     Commercial and industrial real estate......   17,406    36,186    (18,780)
                                                 --------  --------  ---------
       Total.................................... $212,299  $185,635  $  26,664
                                                 ========  ========  =========
   Other impaired major loans:
     Multi-family............................... $107,814  $ 96,383  $  11,431
     Commercial and industrial real estate......   36,816    17,949     18,867
                                                 --------  --------  ---------
       Total.................................... $144,630  $114,332  $  30,298
                                                 ========  ========  =========
   Ratio of NPAs to total assets................     1.28%     1.70%
                                                 ========  ========
   Ratio of NPAs and TDRs to total assets.......     1.73%     2.07%
                                                 ========  ========
   Ratio of allowances for losses on loans and
    REO to NPAs.................................    64.07%    47.96%
                                                 ========  ========

  The Company's NPAs, TDRs and other impaired major loans by state at December 31, 1997 are as follows (in thousands):

                                                  NPAS
                         ------------------------------------------------------
                                 REAL ESTATE
                         ---------------------------
                                                                                          OTHER
                                          COMMERCIAL                                     IMPAIRED
                          SINGLE  MULTI-     AND              BUSINESS                    MAJOR
                          FAMILY  FAMILY  INDUSTRIAL CONSUMER BANKING   TOTAL     TDRS    LOANS
                         -------- ------- ---------- -------- -------- -------- -------- --------
California.............. $373,697 $35,201  $32,648    $3,418    $ 67   $445,031 $169,500 $136,971
New York................   36,436     452    1,246       --      --      38,134   22,777    2,626
Florida.................   36,764     --       --        --      --      36,764    5,028      --
Texas...................    9,102     377      --        --      --       9,479    1,677    1,220
Other...................   57,536     258    7,946       190     --      65,930   13,317    3,813
                         -------- -------  -------    ------    ----   -------- -------- --------
                         $513,535 $36,288  $41,840    $3,608    $ 67   $595,338 $212,299 $144,630
                         ======== =======  =======    ======    ====   ======== ======== ========

  Total NPAs were $595.3 million at December 31, 1997, or a ratio of NPAs to total assets of 1.28%, a decrease of $250.9 million, or 30%, during 1997 from $846.2 million, or 1.70% of total assets, at December 31, 1996. The major reasons for the decrease in NPAs during 1997 were continuing improvement in the California economy and California real estate market and the Company's continuing efforts to improve the collection process.

  Single family NPAs were $513.5 million at December 31, 1997, a decrease of $238.5 million, or 32%, from $752.0 million at December 31, 1996 primarily due to declines in NPAs secured by properties in California ($219.0 million), New York ($11.3 million) and Florida ($2.4 million). Multi-family NPAs totaled $36.3 million at December 31, 1997, a decrease of $27.9 million, or 43%, from $64.2 million at December 31, 1996 primarily due to declines in NPAs secured by properties in California ($23.5 million) and New York ($2.0 million). Commercial and industrial NPAs totaled $41.8 million at December 31, 1997, an increase of $13.3 million, or 47%, from $28.5 million at December 31, 1996 primarily due to an increase in California ($13.4 million).

  TDRs totaled $212.3 million at December 31, 1997, an increase of $26.7 million, or 14%, during 1997 from $185.6 million at December 31, 1996 primarily due to an increase in single family TDRs, primarily in California ($54.3 million), partially offset by a decrease in multi-family TDRs primarily in California ($11.9 million) and a decline in commercial and industrial TDRs primarily in New York ($11.8 million). The increase in single family TDRs is due to a change in the Company's TDR policy during the second quarter of 1996. The change was to increase the conditional period, to at least 12 months, that a loan must perform in accordance with its original terms before the loan would be reclassified from a TDR to a performing loan. The conditional period begins when the modification to the original loan terms has expired. The increase also reflects, in part, the Company's efforts to improve collections on loans by working with borrowers to modify payment plans as a preferable alternative to nonpayment and eventual foreclosure. At December 31, 1997, $81.5 million of single family TDRs were in the conditional period, including $72.8 million that were current.

  Other impaired major loans totaled $144.6 million at December 31, 1997, an increase of $30.3 million from $114.3 million at December 31, 1996 primarily due to an $18.0 million commercial and industrial loan secured by a property in California.

  The recorded investment in all impaired loans was as follows (in thousands):

                                DECEMBER 31, 1997               DECEMBER 31, 1996
                         ------------------------------- -------------------------------
                                    ALLOWANCE                       ALLOWANCE
                          RECORDED     FOR       NET      RECORDED     FOR       NET
                         INVESTMENT  LOSSES   INVESTMENT INVESTMENT  LOSSES   INVESTMENT
                         ---------- --------- ---------- ---------- --------- ----------
With specific
 allowances...........    $330,412   $55,392   $275,020   $305,321   $58,876   $246,445
Without specific
 allowances...........     103,352       --     103,352     89,491       --      89,491
                          --------   -------   --------   --------   -------   --------
                          $433,764   $55,392   $378,372   $394,812   $58,876   $335,936
                          ========   =======   ========   ========   =======   ========

  The Company is continuing its efforts to reduce the amount of its NPAs by aggressively pursuing loan delinquencies through the collection, workout and foreclosure processes and, if foreclosed, disposing rapidly of the REO. The Company sold $383.5 million of single family REO and $55.4 million of multi-family and commercial and industrial REO in 1997. The Company sold $429.8 million of single family REO and $91.0 million of multi-family and commercial and industrial REO in 1996. In addition, the Company may, from time to time, offer packages of NPAs for competitive bid.

  Management believes that loans delinquent 60-89 days are a key leading indicator of future NPAs and credit costs. Loans which were 60-89 days delinquent by loan type as of the dates indicated are as follows (dollars in thousands):

                                                DECEMBER 31,
                         ----------------------------------------------------------
                                1997               1996                1995
                         ------------------ ------------------- -------------------
                                 PERCENT OF          PERCENT OF          PERCENT OF
                                  LOAN AND            LOAN AND            LOAN AND
                                    MBS                 MBS                 MBS
                         AMOUNT   CATEGORY   AMOUNT   CATEGORY   AMOUNT   CATEGORY
                         ------- ---------- -------- ---------- -------- ----------
Single family........... $71,469    0.23%   $120,808    0.35%   $143,932    0.39%
Multi-family............   5,258    0.05       6,968    0.07      34,614    0.37
Commercial and
 industrial real
 estate.................     --      --        1,934    0.14       2,648    0.17
Consumer................   2,114    0.20       1,883    0.25         --      --
Business banking........      34    0.05         102    0.19         --      --
                         -------            --------            --------
                         $78,875    0.18    $131,695    0.28    $181,194    0.38
                         =======            ========            ========

  The decrease in loans delinquent 60-89 days at December 31, 1997 compared to December 31, 1996 and the decrease in loans delinquent 60-89 days at December 31, 1996 compared to December 31, 1995 were primarily influenced by the Southern California economy and real estate market, both of which improved in 1996 and 1997 after continuing to exhibit weakness in 1995. Single family loans 60-89 days delinquent decreased in 1997 by $49.3 million primarily in the state of California ($44.5 million) and decreased in 1996 by $23.1 million primarily in the states of California ($16.9 million) and New York ($4.4 million). Multi-family loans 60-89 days delinquent decreased $1.7 million in 1997 primarily in the state of California ($1.9 million) and decreased
$27.6 million in 1996 primarily in the states of California ($19.9 million) and New York ($7.7 million). In addition, commercial and industrial real estate loans 60-89 days delinquent declined in 1997 and 1996 by $1.9 million and $0.7 million, respectively.

  Allowance for Loan Losses. Management believes the Company's allowance for loan losses as determined through periodic analysis of the loan portfolio was adequate at December 31, 1997. The Company's process for evaluating the adequacy of the allowance for loan losses includes the identification and detailed review of impaired loans, an assessment of the overall quality and inherent risk in the loan portfolio, and consideration of loss experience and trends in problem loans, as well as current economic conditions and trends. Based upon this process, management determines what it considers to be an appropriate allowance for loan losses.

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

  The allocation of the Company's allowance for loan losses by loan and MBS category, the percent of loans and MBS in each category to total loans and MBS and the allocated allowance as a percent of loan and MBS category at the dates indicated are as follows (dollars in thousands):

                                                    DECEMBER 31,
                         -------------------------------------------------------------------
                                       1997                              1996
                         --------------------------------- ---------------------------------
                                                ALLOWANCE                         ALLOWANCE
                                    PERCENT OF  AS PERCENT            PERCENT OF  AS PERCENT
                                   LOAN AND MBS  OF LOAN             LOAN AND MBS  OF LOAN
                                     CATEGORY    AND MBS               CATEGORY    AND MBS
                         ALLOWANCE   TO TOTAL    CATEGORY  ALLOWANCE   TO TOTAL    CATEGORY
                         --------- ------------ ---------- --------- ------------ ----------
Single family........... $174,459      72.2%       0.55%   $176,120      74.7%       0.51%
Multi-family............  143,977      22.6        1.46     153,933      20.7        1.60
Commercial and
 industrial real
 estate.................   40,713       2.6        3.62      45,065       2.9        3.37
Consumer(1).............   13,402       2.4        1.21       9,217       1.6        1.21
Business banking........    4,800       0.2        7.28       4,800       0.1        8.81
                         --------     -----                --------     -----
                         $377,351     100.0%       0.86    $389,135     100.0%       0.84
                         ========     =====                ========     =====
                                                    DECEMBER 31,
                         -------------------------------------------------------------------
                                       1995                              1994
                         --------------------------------- ---------------------------------
                                                ALLOWANCE                         ALLOWANCE
                                    PERCENT OF  AS PERCENT            PERCENT OF  AS PERCENT
                                   LOAN AND MBS  OF LOAN             LOAN AND MBS  OF LOAN
                                     CATEGORY    AND MBS               CATEGORY    AND MBS
                         ALLOWANCE   TO TOTAL    CATEGORY  ALLOWANCE   TO TOTAL    CATEGORY
                         --------- ------------ ---------- --------- ------------ ----------
Single family........... $174,242      77.1%       0.47%   $165,000      78.9%       0.42%
Multi-family............  147,708      19.4        1.59     160,232      17.4        1.88
Commercial and
 industrial real
 estate.................   58,936       3.3        3.78      75,000       3.5        4.34
Consumer(1).............      --        0.2         --          --        0.2         --
                         --------     -----                --------     -----
                         $380,886     100.0%       0.80    $400,232     100.0%       0.81
                         ========     =====                ========     =====
                                 DECEMBER 31, 1993
                         ---------------------------------
                                                ALLOWANCE
                                    PERCENT OF  AS PERCENT
                                   LOAN AND MBS  OF LOAN
                                   CATEGORY TO   AND MBS
                         ALLOWANCE    TOTAL      CATEGORY
                         --------- ------------ ----------
Single family........... $155,516      79.3%       0.43%
Multi-family............  145,097      16.1        2.00
Commercial and
 industrial real
 estate.................  138,173       4.4        6.90
Consumer(1).............      --        0.2         --
                         --------     -----
                         $438,786     100.0%       0.97
                         ========     =====

--------
(1) For 1995, 1994 and 1993, consumer loans consisted entirely of loans secured by savings accounts.

  The allocation of the allowance for loan losses by type at December 31, 1997 reflects continued reduction in the commercial and industrial real estate loan portfolio and an increase in the consumer and business loan portfolios. The commercial and industrial real estate portfolio has diminished in size due to loan principal payments and the Company's decision in 1988 to discontinue originating new commercial and industrial real estate loans. Although the single family portfolio declined by $3.2 billion, or 9%, in 1997 and $2.1 billion, or 6%, in 1996 due to principal payments and sales, there continues to be no significant change in the allocation of the allowance primarily due to the continued concentration of the portfolio in the single family category. Although the single family portfolio decreased $2.0 billion, or 5%, in 1995 due to principal payments and sales, the allocation of the allowance to the single family portfolio increased from that in effect at December 31, 1994 in response to the increase in single family nonperforming loans and other factors. As a result of the decline in 1997 in the Company's NPAs, and the decline in the Company's loan and MBS portfolio, the ratio of allowances for losses on loans and REO to NPAs increased from 47.96% in 1996 to 64.07% in 1997. For additional information regarding the allowance for loan losses, see "Financial Condition--Asset Quality--NPAs and Potential Problem Loans."

  The changes in the Company's allowance for loan losses and the loss experience for the years indicated are as follows (dollars in thousands):

                                              YEARS ENDED DECEMBER 31,
                                 ------------------------------------------------------
                                   1997       1996       1995       1994        1993
                                 ---------  ---------  ---------  ---------  ----------
Balance at beginning of
 the year.....................   $ 389,135  $ 380,886  $ 400,232  $ 438,786  $  434,114
Provision for loan losses.....      67,091    144,924    119,111    176,557     574,970
Loan loss allowance on
 loans purchased..............         --      14,710        --         --       20,365
                                 ---------  ---------  ---------  ---------  ----------
                                   456,226    540,520    519,343    615,343   1,029,449
                                 ---------  ---------  ---------  ---------  ----------
Charge-offs:
  Single family...............     (74,269)  (111,212)   (87,240)   (97,865)   (469,204)
  Multi-family................     (24,940)   (59,262)   (53,263)  (114,323)    (76,189)
  Commercial and
   industrial real
   estate.....................      (8,860)   (19,599)   (22,115)   (40,546)    (68,135)
  Consumer....................      (5,447)      (398)       --         --          --
  Business banking............        (502)       (69)       --         --          --
  Credit cards................         --         --         --         --      (10,207)
                                 ---------  ---------  ---------  ---------  ----------
                                  (114,018)  (190,540)  (162,618)  (252,734)   (623,735)
                                 ---------  ---------  ---------  ---------  ----------
Recoveries:
  Single family...............      26,580     28,835     14,967     14,759      18,392
  Multi-family................       6,753      8,199      7,405     15,314       7,365
  Commercial and
   industrial real
   estate.....................       1,767      2,121      1,789      7,550       7,315
  Business banking............          43        --         --         --          --
                                 ---------  ---------  ---------  ---------  ----------
                                    35,143     39,155     24,161     37,623      33,072
                                 ---------  ---------  ---------  ---------  ----------
    Net charge-offs...........     (78,875)  (151,385)  (138,457)  (215,111)   (590,663)
                                 ---------  ---------  ---------  ---------  ----------
Balance at end of the
 year.........................   $ 377,351  $ 389,135  $ 380,886  $ 400,232  $  438,786
                                 =========  =========  =========  =========  ==========
Ratio of net charge-offs
 to average loans and
 MBS outstanding during
 the year.....................        0.18%      0.32%      0.28%      0.46%       1.34%
                                 =========  =========  =========  =========  ==========

  The declines in the provision for loan losses and gross charge-offs during 1997 are due to lower levels of NPAs and delinquent loans in 1997. During 1997, NPAs declined $250.9 million, reaching their lowest level since July 1990. The recent economic upturn in California has contributed to the significant improvement in the Company's credit costs. The increase in the provision for loan losses and gross charge-offs for 1996 compared to 1995 is due mainly to a higher level of NPAs in 1996, which peaked in February 1996, compared to 1995 due mainly to weakness in the Southern California real estate market experienced prior to the second half of 1996.

The increase in recoveries in 1996, especially in single family properties, is mainly due to recoveries upon the sales of REO properties as sale prices of properties improved slightly during the second half of 1996. The change in the allowance for loan losses during 1996 also includes $14.7 million relating to loans from the FIB branch acquisition. The decrease in the provision for loan losses and gross charge-offs for 1995 compared to 1994 is due to the 1994 sales of nonaccrual and impaired loans of $163.6 million, resulting in gross charge-offs of $79.2 million, and a $30.0 million provision in 1994 related to estimated losses due to the Northridge earthquake. The decrease in provision for loan losses and gross charge-offs for 1994 compared to 1993 is due to the 1993 sales of nonaccrual and impaired loans of $959.0 million, resulting in gross charge-offs of $378.1 million, and the 1993 sale of the Company's credit card portfolio, totaling $131.3 million.

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

  REI. The Company accounts for REI in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Company reviews REI properties with long-term holding and development periods ("long-term REI") for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-term REI may not be recoverable. Also, in accordance with SFAS No. 121, the Company carries REI held for sale at the lower of the carrying value or fair value less costs to sell. For additional information regarding the Company's accounting policy for REI see Note 1 of Notes to Consolidated Financial Statements.

  The Company's REI decreased $1.4 million, or 1%, to $146.5 million at December 31, 1997 from $147.9 million at December 31, 1996. The allowance for losses on REI was $107.8 million or 42.4% of gross REI at December 31, 1997, compared to $132.4 million or 47.2% of gross REI at December 31, 1996. The decline in net REI was primarily due to the continued development and sale of ongoing residential projects and the sale of three commercial development projects.

  The Company's REI by type at December 31, 1997 is as follows (in thousands):

                                                     GROSS   ALLOWANCE
                                                      BOOK      FOR    NET BOOK
                                                     VALUE    LOSSES    VALUE
                                                    -------- --------- --------
   REI held for sale:
     Residential REI............................... $ 11,513 $  8,794  $  2,719
     Commercial and industrial REI and undeveloped
      land.........................................   84,158    5,618    78,540
                                                    -------- --------  --------
                                                      95,671   14,412    81,259
   Long-term REI:
     Residential REI...............................   70,879   44,685    26,194
     Commercial and industrial REI and undeveloped
      land.........................................   87,741   48,676    39,065
                                                    -------- --------  --------
                                                     158,620   93,361    65,259
                                                    -------- --------  --------
   Total REI....................................... $254,291 $107,773  $146,518
                                                    ======== ========  ========

  At December 31, 1997, REI totaling $65.3 million were classified as long-term consisting of four projects located in California and one in Maryland. At December 31, 1997, REI totaling $81.3 million were classified as held for sale consisting of four projects located in California and one in North Carolina which the Company expects to sell in the near term. There were no specific impairment allowances recognized on these REI assets at December 31, 1997 as management believes that the general valuation allowances established were adequate to cover impairment.

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

  For additional information regarding REI, see Note 6 of Notes to Consolidated Financial Statements. For additional information regarding SFAS No. 121, see Note 1 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

  Liquidity refers to the Company's ability or financial flexibility to adjust its future cash flows to meet the demands of depositors and borrowers and to fund operations on a timely and cost-effective basis. Sources of liquidity consist primarily of positive cash flows generated from operations, the collection of principal payments and prepayments on loans and MBS and increases in deposits. Positive cash flows are also generated through the sale of MBS, loans and other assets for cash. Sources of liquidity may also include borrowings from the FHLB, commercial paper and public debt issuances, borrowings under reverse repurchase agreements, commercial bank lines of credit and, under certain conditions, direct borrowings from the Federal Reserve System. The Company actively manages its liquidity needs by selecting asset and liability maturity mixes that best meet its projected needs and by maintaining the ability to raise additional funds as needed from these sources.

  Liquidity as defined by the OTS for Home Savings consists of cash, cash equivalents and certain marketable securities which are not committed, pledged or required to liquidate specific liabilities. Regulations effective November 24, 1997 require an institution regulated by the OTS to maintain an average daily balance of liquid assets in each calendar quarter of not less than four percent of either (1) its liquidity base at the end of the preceding quarter, or (2) the average daily balance of its liquidity base during the preceding quarter. Home Savings has elected to calculate its average liquidity ratio using the first method. Compared to the prior regulation, the new regulation defines the liquidity base more narrowly, expands the categories of liquid assets that count in satisfying the liquidity requirement, requires quarterly rather than monthly calculations, reduces the requirement from five percent to four percent of the liquidity base and eliminates the separate short-term liquidity requirement. Therefore, institutions regulated by the OTS now operate in a less restrictive environment for purposes of managing their required liquidity. For December 1997 the average liquidity ratio of Home Savings was 6.87%.

  Each of the Company's sources of liquidity is influenced by various uncertainties beyond the control of the Company. Scheduled loan payments are a relatively stable source of funds, while loan prepayments and deposit flows vary widely in reaction to financial market conditions, primarily market interest rates. Asset sales are influenced by general market interest rates and other market conditions beyond the control of the Company. The Company's ability to borrow at attractive rates is affected by its size, credit rating, the availability of acceptable collateral and other market-driven conditions.

  The Company continually evaluates alternate sources of funds and maintains and develops diversity and flexibility in the number and character of such sources. The effect of a decline in any one source of funds generally can be offset by use of an alternate source, although potentially at a different cost to the Company.

  Loans Receivable. During 1997 cash of $5.6 billion was used to originate loans. Principal payments on loans were $3.8 billion in 1997, an increase of $1.1 billion, or 41%, from $2.7 billion in 1996. During 1997 the Company sold loans totaling $2.9 billion. At December 31, 1997, the Company had $455.7 million of loans held for sale. The loans designated for sale included $429.7 million of fixed rate loans, $24.2 million of Treasury ARMs, $1.6 million of LAMA loans and 12 MAT ARMs and $0.2 million of COFI ARMs. For information regarding the Company's loan sales, see "Results of Operations--Noninterest Income--Gain on Sales of Loans."

  MBS. The Company designates certain MBS as available for sale. During 1997, the Company sold $9.9 million of fixed rate MBS available for sale. At December 31, 1997 the Company had $8.5 billion of MBS available for sale, comprised of $8.2 billion of ARM MBS and $275.9 million of fixed rate MBS. These MBS had an unrealized gain of $51.6 million at December 31, 1997. The change from a net unrealized loss on MBS available for sale, at December 31, 1996, to a net unrealized gain, at December 31, 1997, is largely due to the Company's change in methodology to recognize the fair value of MSR associated with the MBS. The unrealized gain is due to temporary market-related conditions and the Company expects no significant effect on its future interest income.

  Deposits. Deposits were $32.3 billion at December 31, 1997, a decrease of $2.5 billion, or 7%, from $34.8 billion at December 31, 1996, partially due to the Arizona and West Florida branch sales which closed during 1997. Excluding these transactions, there was a net deposit outflow of $1.3 billion primarily due to maturities of term accounts which have more sensitivity to market interest rates than transaction accounts. Excluding sales, term deposits decreased $1.4 billion during 1997, while transaction accounts increased
$79.2 million during 1997. The Company manages its borrowings to balance changes in deposits.

  In December 1997, the Company announced the sale of all 27 of its East Coast of Florida branches with deposits at December 31, 1997 of approximately $3.3 billion. The sale is expected to close in the third quarter of 1998 and is subject to regulatory approval.

  At December 31, 1997, 82% of the Company's deposits were in California, compared to 79% at December 31, 1996. Substantially all deposits acquired from Coast are in California. The Company may engage in additional branch purchases and sales to consolidate its presence in key strategic markets.

  Borrowings. Borrowings totaled $10.8 billion at December 31, 1997, a decrease of $751.3 million, or 7%, from $11.6 billion at December 31, 1996, reflecting a decline in FHLB and other borrowings of $1.2 billion, partially offset by an increase in short-term borrowings of $482.3 million.

  In March 1997, the Company issued two medium term notes totaling $80 million which will mature in March, 1998, bearing an interest rate of 6.15%. In April 1997, the Company issued two medium term notes totaling $100 million which will mature within two years and bear a weighted average interest rate of 6.26%. In August 1997, the Company issued $125 million in subordinated debt which will mature on August 15, 2004 and bears an interest rate of 6.50%. In 1997, the Company issued term notes totaling $920.0 million to various brokerage firms. The notes will mature in one to two years and have a weighted average interest rate of 5.68%. Such borrowings are being used for general corporate purposes.

  For a description of the Company's borrowings, see Notes 9 and 10 of Notes to Consolidated Financial Statements.

  Capital. The Company reviews its use of capital with a goal of maximizing stockholder value and makes decisions regarding the total amount and alternate forms of capital to maintain. Between October 1995, when Ahmanson initiated its first stock purchase program, and December 1997, Ahmanson returned capital to its stockholders by purchasing 27.6 million shares of its common stock. On March 2, 1998, the Company redeemed at par the entire $195 million of its 8.40% Series C Preferred Stock.

  Stockholders' equity decreased $37.6 million, or 2%, to $2.4 billion at December 31, 1997. The decrease is primarily due to payments of $481.4 million to purchase 10.6 million shares of the Company's common stock and dividends paid to common and preferred stockholders of $119.3 million, partially offset by net income of $413.8 million and a net change of $105.2 million to the net unrealized gain on securities available for sale. The net unrealized gain on securities available for sale at December 31, 1997 was $31.1 million.

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

  At December 31, 1997 Home Savings exceeded the regulatory standards. The following table shows the capital amounts and ratios of Home Savings at December 31, 1997 (dollars in thousands):

                                                                       WELL-
                                                   CAPITAL          CAPITALIZED
                                                    AMOUNT   RATIO   STANDARD
                                                  ---------- -----  -----------
   Tangible capital (to adjusted total assets)... $2,703,074  5.86%      N/A
   Core capital (to adjusted total assets).......  2,706,337  5.87      5.00%
   Core capital (to risk-weighted assets)........  2,706,337  9.14      6.00
   Total risk-based capital (to risk-weighted
    assets)......................................  3,494,471 11.80     10.00

ACCOUNTING DEVELOPMENTS

  The Company adopted SFAS No. 128, "Earnings per Share" as of December 31, 1997. SFAS No. 128 simplifies the standards for computing and presenting earnings per share ("EPS") from those previously prescribed by Accounting Principles Board Opinion No. 15, "Earnings per Share." SFAS No. 128 replaces primary EPS with basic EPS and fully diluted EPS with diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in issuance of common stock that then shared in earnings. SFAS No. 128 also requires dual presentation of basic and diluted EPS on the face of the income statement and a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

  The Company adopted SFAS No. 129, "Disclosure of Information about Capital Structure," as of December 31, 1997. SFAS No. 129 consolidates existing reporting standards for disclosing information about an entity's capital structure. SFAS No. 129 also supersedes previously issued accounting statements. The impact on the Company of adopting SFAS No. 129 was not material as the Company's existing disclosure practices have generally been in compliance with the disclosure requirements in SFAS No. 129.

  In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in the financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The impact on the Company of adopting SFAS No. 130 is not expected to be material to the Company's existing disclosure.

  In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim reports to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997, with comparative information for earlier years to be restated. The Company is currently assessing the effect of adopting SFAS No. 131.

  In February 1998, the FASB issued SFAS No. 132, "Employers Disclosures About Pensions and Other Postretirement Benefits." SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits; requires additional information on changes in the benefit obligations and fair values of plan assets; and eliminates certain disclosures required by SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination of Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 132 is effective for fiscal years beginning after December 15, 1997, with comparative information for earlier years to be restated. The impact on the Company of adopting SFAS No. 132 is not expected to be material.

TAX CONTINGENCY

  The Company's financial statements do not contain any benefit related to the Company's determination that it is entitled to the deduction of the tax bases in certain state branching rights when the Company sells its deposit branch businesses, thereby abandoning such branching rights in those states. The Company's position is that the tax bases result from the tax treatment of property received as assistance from the Federal Savings and Loan Insurance Corporation ("FSLIC") in conjunction with FSLIC-assisted transactions. From 1981 through 1985, the Company acquired thrift institutions in six states through FSLIC-assisted transactions. The Company's position is that assistance received from the FSLIC included out-of-state branching rights valued at approximately $740 million. As of December 31, 1997, the Company had sold its deposit branching businesses and abandoned such branching rights in four of these states, the first of which was Missouri in 1993. The potential tax benefit related to these abandonments as of December 31, 1997 could approach $167 million. The potential deferred tax benefit related to branching rights not abandoned could approach $130 million.

  The Internal Revenue Service ("IRS") is currently examining the Company's federal income tax returns for the years 1990 through 1993, including the Company's proposed adjustment related to the abandonment of its Missouri branching rights. The IRS field team recently informed the Company of their intent to request a Technical Advice Memorandum from the IRS National Office regarding the Missouri branching rights. The Company, after consultation with its tax advisors, believes that its position with respect to the tax treatment of these rights is the correct interpretation under the tax and regulatory law. However, the Company also believes that its position has never been directly addressed by any judicial or administrative authority. It is therefore impossible to predict either the IRS response to the Company's position, or if the IRS contests the Company's position, the ultimate outcome of litigation that the Company is prepared to pursue. Because of these uncertainties, the Company cannot presently determine if any of the above described tax benefits will ever be realized and there is no assurance to that effect. Therefore, in accordance with generally accepted accounting principles, the Company does not believe it is appropriate at this time to reflect these tax benefits in its financial statements. This position will be reviewed by the Company from time to time as these uncertainties are resolved.

GOODWILL LITIGATION

  On August 31, 1989, the Financial Institutions Reform, Recovery and Enforcement Act ("FIRREA") was enacted. Among other things, FIRREA raised the minimum capital requirements for savings institutions and required a phase-out of the amount of supervisory goodwill which could be included in satisfying certain regulatory capital requirements. The exclusion of supervisory goodwill from capital led many savings institutions to either replace the lost capital by issuing new qualifying debt or equity securities or reduce assets. On August 31, 1989, Home Savings had supervisory goodwill totaling $572.0 million resulting from its prior acquisitions of 18 savings institutions in Florida, Missouri, Texas, Illinois, New York and Ohio. In September 1992, Home Savings filed a lawsuit against the U.S. government for unspecified damages involving supervisory goodwill related to its acquisitions of troubled savings institutions from 1981 to 1988.

  In March 1998, the U.S. government conceded that Home Savings had contracts with the U.S. government and that the U.S. government took actions that were inconsistent with those contracts. These contracts relate to Home Savings' purchase of troubled savings institutions in Florida, Missouri, Texas and Illinois and the purchase of Century Federal Savings of New York, which resulted in unamortized supervisory goodwill of $374.8 million as of August 31, 1989. The government denied both the existence of additional contracts and any action inconsistent with a contract in connection with Home Savings' purchase of savings institutions in Ohio and The Bowery Savings Bank of New York, which resulted in unamortized supervisory goodwill of $197.2 million as of August 31, 1989.

  The U.S. government's response represents a concession of liability and is not a concession that Home Savings was damaged by the U.S. government's breach of contract. In addition, there has been no determination as to the amount of damages that Home Savings may have sustained as a result of the breach of contract. Home Savings is continuing to pursue its case with respect to supervisory goodwill claims including those for The Bowery Savings Bank and savings institutions in Ohio.

  If the proposed merger with Washington Mutual is consummated, Home Savings' rights in the litigation against the U.S. government will become an asset of Washington Mutual.

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

  The Company currently estimates that its Year 2000 project, including costs incurred in 1997 and through the year 2000, may cost approximately $45 million. These costs include estimates for employee compensation on the project team, consultants, hardware and software lease expense and depreciation of equipment purchased as part of the project. Year 2000 costs are expensed as incurred and approximately $8.8 million was expensed in 1997.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition--Asset/Liability Management and Market Risk" for quantitative and qualitative information about market risk and its potential effect on the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  See the Index included on page 73 and the Financial Statements which begin on page F-2.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                                          AGE AS OF    DIRECTOR
          NAME          POSITION                        MARCH 31, 1998  SINCE
          ----          --------                        -------------- --------
 Byron Allumbaugh       Director                              66         1987
 Anne-Drue M. Anderson* Executive Vice President              37          --
 Harold A. Black        Director                              52         1995
 Richard M. Bressler    Director                              67         1987
 John E. Bryson         Director                              54         1997
 David R. Carpenter     Director                              59         1995
 Jan R. Cloyde*         Executive Vice President              47          --
 Carl W. Forsythe*      Executive Vice President              40          --
 Madeleine A. Kleiner*  Senior Executive Vice                 46          --
                         President, Chief
                         Administrative Officer,
                         General Counsel and
                         Secretary
 E. Nancy Markle*       Executive Vice President              56          --
 Ray Martin             Director                              62         1998
 Phillip D. Matthews    Director                              59         1995
 Robert McAuslan*       Executive Vice President              49          --
 George Miranda*        First Vice President and              50          --
                        Principal Accounting Officer
 Richard L. Nolan       Director                              57         1995
 Delia M. Reyes         Director                              56         1992
 Charles R. Rinehart*   Chairman of the Board and             51         1990
                        Chief Executive Officer
 Frank M. Sanchez       Director                              54         1995
 Elizabeth A. Sanders   Director                              52         1990
 Arthur W. Schmutz      Director                              76         1993
 William D. Schulte     Director                              65         1991
 Jaynie Studenmund*     Executive Vice President              43          --
 Kevin M. Twomey*       Vice Chairman and Chief               51         1997
                        Financial Officer
 Bruce G. Willison*     Director, President and Chief         49         1996
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

  MR. BRYSON is Chairman and Chief Executive Officer of Edison International Company, the parent company of subsidiaries providing energy-related products and services, and Southern California Edison Company, an electric utility. Mr. Bryson also serves as a director of The Boeing Company and The Times Mirror Company.

  MR. CARPENTER is Chairman and Chief Executive Officer of Paradigm Partners International, a financial services management firm, and Chairman and Chief Executive Officer of UniHealth, a California non-profit health care organization. He retired as Chairman and Chief Executive Officer of Transamerica Occidental Life Insurance Company and Executive Vice President of its parent company, Transamerica Corporation, in 1995. Mr. Carpenter also serves as a director of PacifiCare Health Systems.

  MS. CLOYDE joined Home Savings as Executive Vice President in September 1996 and became Executive Vice President of Ahmanson in May 1997. From June 1994 to April 1996, Ms. Cloyde was Executive Vice President for Cash Management at First Interstate Bancorp. From December 1992 to June 1994, Ms. Cloyde was Executive Vice President and Manager of Cash Management and Corporate Services at First Interstate Bank of California.

  MR. FORSYTHE joined Home Savings as Executive Vice President in November 1995 and became Executive Vice President of Ahmanson in May 1997. From August 1993 until joining Home Savings, Mr. Forsythe was Senior Vice President and Chief Retail Officer at Banc One Ohio Corporation. From January 1993 until August 1993, Mr. Forsythe was Chief Operating Officer of First Madison Bank.

  MS. KLEINER joined Ahmanson as Executive Vice President, General Counsel and Secretary in May 1995 and became Senior Executive Vice President and Chief Administrative Officer in February 1997. From 1977 until joining Ahmanson, Ms. Kleiner was with the law firm of Gibson, Dunn & Crutcher where she was a partner since 1983.

  MS. MARKLE joined Home Savings as First Vice President in July 1994 and became Executive Vice President of Ahmanson in July 1995. Prior to joining Home Savings, Ms. Markle served as President of Information Technology Consultants since 1988.

  MR. MARTIN is a retired Chairman and Chief Executive Officer of Coast Savings Financial, Inc. Mr. Martin also serves as a Litigation Trustee for the Coast Federal Litigation Contingent Payment Rights Trust.

  MR. MATTHEWS is Chairman of the Executive Committee of the Board of Wolverine World Wide, Inc., a NYSE footwear company. Mr. Matthews also serves as a director of Bell Sports, Inc. and SIZZLER International, Inc.

  MR. McAUSLAN joined Ahmanson as First Vice President in January 1997 and became Executive Vice President in August 1997. From October 1993 until December 1996, Mr. McAuslan was President of CitiBank Arizona. From October 1986 until October 1993, Mr. McAuslan was Senior Vice President of CitiBank Arizona.

  DR. NOLAN is the William Barclay Harding Professor of Business
Administration at the Graduate School of Business Administration at Harvard University. Dr. Nolan also serves as a director of Xcellenet Inc.

  MS. REYES is President and Chief Executive Officer of Reyes Consulting Group, a market research and consulting firm.

  MR. RINEHART also serves as a director of Kaufman and Broad Home
Corporation.

  DR. SANCHEZ is a Licensee of McDonald's Corporation.

  MS. SANDERS is a business consultant. Ms. Sanders also serves as a director of Advantica Restaurant Group, Inc., Wal-Mart Stores, Inc., Wellpoint Health Networks, Inc. and Wolverine World Wide, Inc.

  MR. SCHMUTZ is a retired partner of Gibson, Dunn & Crutcher, a law firm. Mr. Schmutz also serves as a director of Ducommum Incorporated.

  MR. SCHULTE is a retired Vice Chairman of KPMG Peat Marwick LLP, a firm of independent certified public accountants. Mr. Schulte also serves as a director of Vastar Resources, Inc.

  MS. STUDENMUND joined Ahmanson as Executive Vice President in September 1997. From April 1996 until joining Ahmanson, Ms. Studenmund was director of retail banking for Great Western Financial Corporation. From 1985 to April 1996, Ms. Studenmund was with First Interstate Bank of California where she served as an Executive Vice President since May 1991 in various retail banking management positions, including director of retail banking.

  MR. TWOMEY joined Ahmanson in June 1993, became Executive Vice President and Chief Financial Officer in July 1993, became Senior Executive Vice President in March 1995 and became Vice Chairman in August 1997. From February 1993 until joining Ahmanson, he worked in corporate finance at MacAndrews and Forbes.

  MR. WILLISON joined Ahmanson in April 1996 and became President and Chief Operating Officer in May 1996. From 1979 until joining Ahmanson, Mr. Willison was with First Interstate Bancorp and/or one or more of its subsidiaries. For more than five years prior to joining Ahmanson, he was Chairman, President and Chief Executive Officer of First Interstate Bank of California and, since January 1995, he was also Vice Chairman of First Interstate Bancorp. Mr. Willison also serves as a director of Enron Corp.

  No directors or executive officers of Ahmanson are related.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

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

  To Ahmanson's knowledge, based solely upon a review of the copies of such forms furnished to Ahmanson and written representations that no other reports were required, during the fiscal year ended December 31, 1997 all Section 16(a) filing requirements applicable to its officers, directors and beneficial owners of more than ten percent of Ahmanson's equity securities were complied with by such persons.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE(1)

  The following table sets forth the compensation for services rendered in all capacities to Ahmanson and its subsidiaries earned during the years indicated by each of Ahmanson's Chief Executive Officer and the four most highly compensated executive officers of Ahmanson (other than the Chief Executive Officer) who were employed by Ahmanson as of December 31, 1997 (collectively referred to as the "named executive officers").

                                           ANNUAL COMPENSATION            LONG-TERM COMPENSATION(2)
                                     -------------------------------- ---------------------------------
                                                                              AWARDS          PAYOUTS
                                                                      ---------------------- ----------
                                                                      RESTRICTED SECURITIES
                                                         OTHER ANNUAL   STOCK     UNDERLYING    LTIP     ALL OTHER
   NAME AND PRINCIPAL                 SALARY    BONUS    COMPENSATION   AWARDS     OPTIONS/   PAYOUTS   COMPENSATION
        POSITION                YEAR   ($)      ($)(3)      ($)(4)      ($)(5)    SARS(#)(6)   ($)(7)      ($)(8)
   ------------------           ---- -------- ---------- ------------ ---------- ----------- ---------- ------------
Charles R. Rinehart...........  1997 $842,501 $1,900,000   $    --     $   --       42,692   $1,161,278   $228,549
 Chairman of the                1996  760,008    891,763        --         --      136,759      778,058    214,476
 Board and Chief                1995  760,008    851,200        --     370,427     208,613      795,150    178,647
 Executive Officer
Bruce G. Willison(9)..........  1997  600,000    936,000        --         --       22,602      614,790        --
 President and Chief            1996  322,602    308,007        --     584,375     159,469      273,000        --
 Operating Officer              1995      --         --         --         --          --           --         --
Kevin M. Twomey...............  1997  465,417    733,200        --         --       17,705      577,903    120,626
 Vice Chairman and              1996  415,008    438,258        --         --       71,570      424,864     98,782
 Chief Financial Officer        1995  381,254    327,600        --     213,842      90,234      340,031     74,566
Madeleine A. Kleiner(10)......  1997  347,917    477,750    368,268        --       13,184      412,423        --
 Senior Executive Vice          1996  325,008    321,765     80,026        --       55,669      324,409        --
 President, Chief               1995  210,517    225,225        --     108,908      55,175      113,344        --
 Administrative Officer,
 General Counsel and
 Secretary
Anne-Drue M. Anderson(11).....  1997  322,917    436,800        --         --       21,426      350,350     28,929
 Executive Vice                 1996  300,000    297,007        --         --       51,278      322,481     22,302
 President                      1995  273,758    246,960        --     131,357      63,052      244,125     15,078

--------
(1) Includes bonuses and long-term compensation payouts earned in the performance measurement period ending on December 31 of such year although the payout was not authorized by the Compensation Committee until the following year.

(2) Stockholdings of Messrs. Rinehart, Willison and Twomey and Mmes. Kleiner and Anderson of 15,197, 25,000, 8,773, 4,468 and 5,389 shares, respectively, were subject to vesting restrictions, and had a net market value at December 31, 1997 of $1,017,249, $1,673,438, $587,243, $299,077
    and $360,726, respectively, not accounting for the effect of the vesting restrictions. Except for Mr. Willison, who received a restricted stock award upon joining Ahmanson in 1996, all such stock represents shares issued as payouts under Ahmanson's 1993 Stock Incentive Plan and was reflected in the table under the heading "Restricted Stock Awards" for the year granted.

(3) Portions of the awards granted pursuant to the Executive Short-Term Incentive Plan and Executive Long-Term Incentive Plan were not tax qualified but all were tax deductible for Ahmanson.

(4) Excludes compensation in the form of other personal benefits, which, for each of the named executive officers, other than Ms. Kleiner in 1996 and 1997, did not exceed the lesser of $50,000 or 10 percent of the total of annual salary and bonus reported for each year. Other Annual Compensation for Ms. Kleiner in 1997 includes reimbursement of relocation expenses of $186,705 and reimbursement for payment of taxes related to relocation assistance of $171,344 and in 1996 includes reimbursement of relocation expenses of $70,518.

 (5) The 33,827 restricted stock award shares granted to Messrs. Rinehart and Twomey and Mmes. Kleiner and Anderson for 1995 were granted in February 1996. The 25,000 restricted stock award shares granted to Mr. Willison for 1996 were granted in April 1996. Restricted stock award shares granted for 1995 and 1996 vest in three equal annual installments beginning three years after the grant. Dividends are paid on restricted stock award shares prior to the lapse of restrictions to the same extent that dividends are paid on all other shares of Ahmanson Common Stock.

 (6) In 1994 Ahmanson adopted an amendment of its Executive Long-Term Incentive Plan which, among other things, changed the timing of grants of options from the end to the beginning of the performance measurement period. Therefore, for 1995 includes option grants made as awards under the Executive Long-Term Incentive Plan for the 39-month performance period ended December 31, 1995, option grants under the Plan, as amended, for the three-year performance periods beginning January 1, 1996, and an additional option grant made to Ms. Kleiner in connection with her joining Ahmanson. In 1996 Ahmanson adopted an amendment which deleted the provision for stock option awards at the beginning of the performance measurement period and adopted Stock Option Award Guidelines. Therefore, for 1996 includes option grants made as awards under the Plan for the 39-month performance period ended December 31, 1996, options granted under the Stock Option Award Guidelines and an additional option grant made to Mr. Willison in connection with his joining Ahmanson. For 1995 and 1996 includes options granted in lieu of cash contributions under the 1989 Contingent Deferred Compensation Plan. For 1997 includes option grants made pursuant to the Stock Option Award Guidelines and includes an additional option grant made to Ms. Anderson in October 1997 as a special award in recognition of her new responsibilities as the director of residential lending.

 (7) For 1995, 1996 and 1997, represents the cash component of payouts pursuant to Ahmanson's Executive Long-Term Incentive Plan for the 39-month performance period ended December 31, 1995, the 39-month performance period ended December 31, 1996, and the 36-month performance period ended December 31, 1997, respectively. Ahmanson's Executive Long-Term Incentive Plan provides for mandatory deferral of that portion of a cash payout for which Ahmanson would not be allowed a tax deduction pursuant to Section 162(m) of the Internal Revenue Code. Pursuant to this provision, $573,000 of Mr. Rinehart's payout for 1995 was deferred. No deferrals were made in 1996 or 1997.

 (8) Includes for 1997 the value to the participant of premiums paid by Ahmanson under the Senior Executive Life Insurance Plan.

 (9) Mr. Willison became an executive officer of Ahmanson in May 1996.

(10) Ms. Kleiner became an executive officer of Ahmanson in May 1995.

(11) Ms. Anderson became an executive officer of Ahmanson in March 1995.

OPTION GRANTS IN LAST FISCAL YEAR

  The following table sets forth certain information with respect to stock options granted to the named executive officers during 1997.

                                                      INDIVIDUAL GRANTS
                         ---------------------------------------------------------------------------
                                          PERCENTAGE OF
                         NUMBER OF SHARES TOTAL OPTIONS
                            UNDERLYING     GRANTED TO                                  GRANT DATE(1)
          NAME           OPTIONS GRANTED    EMPLOYEES   EXERCISE PRICE EXPIRATION DATE PRESENT VALUE
          ----           ---------------- ------------- -------------- --------------- -------------
Charles R. Rinehart.....      42,692          4.00%        $61.1875       12/06/07      $1,031,439
Bruce G. Willison.......      22,602          2.11          61.1875       12/06/07         546,064
Kevin M. Twomey.........      17,705          1.65          61.1875       12/06/07         427,753
Madeleine A. Kleiner....      13,184          1.23          61.1875       12/06/07         318,525
Anne-Drue M. Anderson...      10,000          0.93          58.3750       11/06/07         232,900
                              11,426          1.07          61.1875       12/06/07         276,052

--------
(1) Options which expire on November 6, 2007 and December 6, 2007 were granted on October 6, 1997 and November 6, 1997, respectively. Present values were calculated using the Black-Scholes option valuation model with the following assumptions:

                                                OCTOBER 6, 1997 NOVEMBER 6, 1997
                                                     GRANT           GRANT
                                                --------------- ----------------
   Term........................................    10 years         10 Years
   Exercise price..............................      $58.38           $61.19
   Volatility..................................          28%            27.1%
   Dividend yield..............................        1.51%            1.44%
   Risk-free interest rate.....................        6.14%            6.03%
   Discount for forfeiture risk................         5.9%             5.9%

  The actual value, if any, which a named executive officer may realize will be based upon the difference between the market price of Ahmanson Common Stock on the date of exercise and the exercise price. The dividend yield assumption is based upon the dividend rate on the respective grant dates. There is no assurance that the assumed dividend rate will be maintained or that the actual realized value will be at or near the value estimated by the Black-Scholes model.

  The October 6, 1997 grant to Ms. Anderson was a special award in recognition of her new responsibilities as the director of residential lending. The November 6, 1997 grants were issued under the 1993 Stock Incentive Plan and were made pursuant to the Stock Option Award Guidelines, which provide for annual awards based on a percent of base salary ranging from 25% to 100% using a Black-Scholes valuation model.

  The options become exercisable six months after grant or, if earlier, in full upon the employee's death, disability or normal retirement or a change in control of Ahmanson and expire three months after termination of employment other than as a result of death, disability or retirement. Payment of tax withholding obligations may be satisfied by withholding shares otherwise issuable upon exercise.

AGGREGATED OPTION/SAR EXERCISES AND YEAR-END OPTION/SAR VALUES

  The following table sets forth certain information with respect to exercises by the named executive officers of stock options and stock appreciation rights ("SARs") during 1997 and the value of all unexercised employee stock options and SARs as of December 31, 1997 held by the named executive officers.

                                                 NUMBER OF SHARES      VALUE OF UNEXERCISED IN-
                          SHARES              UNDERLYING UNEXERCISED   THE-MONEY OPTIONS/SARS AT
                         ACQUIRED                  OPTIONS/SARS           FISCAL YEAR-END(1)
                            ON      VALUE    ------------------------- -------------------------
NAME                     EXERCISE  REALIZED  EXERCISABLE UNEXERCISABLE EXERCISABLE UNEXERCISABLE
----                     -------- ---------- ----------- ------------- ----------- -------------
Charles R. Rinehart.....   --     $1,572,045   587,846      42,692     $25,660,536   $256,152
Bruce G. Willison.......   --        728,750   139,469      22,602       5,445,563    135,612
Kevin M. Twomey.........   --      1,416,278   236,001      17,705       9,938,775    106,230
Madeleine A. Kleiner....   --        487,500    90,844      13,184       3,327,642     79,104
Anne-Drue M. Anderson...   --      2,550,747    82,010      21,426       2,976,722    156,681

--------
(1) The actual amount realized from unexercised options is dependent upon the price of Ahmanson Common Stock at the time shares obtained upon exercise of such options are sold and, as to unexercisable options, whether restrictions upon exercise of such options lapse.

LONG-TERM INCENTIVE PLAN

  Under Ahmanson's Executive Long-Term Incentive Plan, senior executives of Ahmanson and its subsidiaries who are designated by the Compensation Committee are assigned a cash target award opportunity expressed as a percentage of base annual salary in the last year of the three-year performance measurement period.

  The Plan also has provided for the grant of nonqualified stock options relating to Ahmanson Common Stock which are granted at the beginning of the performance measurement period (provided, however, that for performance measurement periods commencing before January 1, 1994, any grants of options were made at the end of the performance measurement period). In November 1996 this Plan was amended to delete the provision for stock option awards at the beginning of each performance cycle.

  The following table sets forth certain information as to target cash award opportunities under the Executive Long-Term Incentive Plan. Actual payout amounts will be based upon total stockholder return. Notwithstanding the satisfaction of such criteria, the Compensation Committee may, in its discretion, reduce the cash amount paid based upon an assessment of the executive's performance during the last 12 months of the performance measurement period and/or the performance of the business unit or organizational area of Ahmanson and its subsidiaries that directly employs the participant, if the performance of Ahmanson and its subsidiaries is not adequately reflected in the objective measures previously determined by the Compensation Committee and/or if Home Savings' core capital is below the level mandated by law. Estimated future payout amounts indicated are calculated using the named executive officers' current salaries.

            Long-Term Incentive Plan -- Awards in Last Fiscal Year

                                                     ESTIMATED FUTURE PAYOUTS
                                    PERFORMANCE                UNDER
                                  OR OTHER PERIOD   NON-STOCK PRICE-BASED PLANS
                                  UNTIL MATURATION -----------------------------
      NAME                           OF PAYOUT     THRESHOLD  TARGET   MAXIMUM
      ----                        ---------------- --------- -------- ----------
   Charles R. Rinehart...........     3 years      $425,000  $850,000 $1,275,000
   Bruce Willison................     3 years       236,250   472,500    708,750
   Kevin M. Twomey...............     3 years       236,250   472,500    708,750
   Madeleine A. Kleiner..........     3 years       140,625   281,250    421,875
   Anne-Drue M. Anderson.........     3 years       121,875   243,750    365,625

RETIREMENT PLANS

  Retirement Plan. Ahmanson's Retirement Plan is a qualified, noncontributory, defined benefit retirement plan governed by the Employee Retirement Income Security Act of 1974. The Retirement Plan is administered by a committee appointed by the Board of Directors. With some exceptions, all employees of Ahmanson and its participating subsidiaries (including officers) are eligible to participate provided they meet certain age and service requirements.

  The following table illustrates the estimated annual retirement benefits payable under the Retirement Plan to participants in the following specific average annual earnings and years of service classifications. Benefits under the Retirement Plan are reduced in part to the extent a participant receives Social Security benefits. Benefits paid to a participant in the Retirement Plan who is also a participant in Ahmanson's Supplemental Executive Retirement Plan ("SERP") or Senior Supplemental Executive Retirement Plan reduce any benefit payable to such participant under the SERP or Senior Supplemental Executive Retirement Plan by 100 percent of the amount of the benefit under the Retirement Plan.

                                         YEARS OF CREDITED SERVICE
                           -----------------------------------------------------
     FINAL AVERAGE
      EARNINGS                15       20       25       30       35       40
     -------------         -------- -------- -------- -------- -------- --------
     $125,000              $ 37,338 $ 49,785 $ 65,355 $ 80,926 $ 87,177 $ 93,426
      150,000                45,463   60,618   79,522   98,426  105,926  113,426
      175,000                53,588   71,451   93,688  115,926  124,676  130,000
      200,000                61,713   82,285  107,855  130,000  130,000  130,000
      225,000                69,838   93,118  122,022  130,000  130,000  130,000
      250,000                77,963  103,951  130,000  130,000  130,000  130,000
      300,000                94,213  125,618  130,000  130,000  130,000  130,000
      350,000               110,463  130,000  130,000  130,000  130,000  130,000
      400,000               126,713  130,000  130,000  130,000  130,000  130,000
      450,000               130,000  130,000  130,000  130,000  130,000  130,000
      500,000 (and above)   130,000  130,000  130,000  130,000  130,000  130,000

  Benefits are paid to or on behalf of each participant upon retirement, normally at age 65, and under certain circumstances upon death or disability. The Retirement Plan provides for an annual benefit equal to 65 percent of final average annual earnings reduced by 40 percent of the participant's Social Security benefits. "Final average annual earnings" is the annual average compensation paid to a participant during the final 120 months of employment, consisting of salary and cash bonuses, subject to certain adjustments and a cap as to the amount of compensation which may be included for each year, currently $160,000. If the participant has fewer than 30 years of credited service in the Retirement Plan, the participant's final average earnings are proportionately reduced. Benefits shown in the table above are stated in the form of a single life annuity benefit payment option and assume commencement of benefits at normal retirement age (age 65). Participants with more than 20 years of credited service receive an additional benefit amount equal to 1/2 of 1 percent of final average earnings for each year of credited service in excess of 20. Participants with more than 30 years of credited service receive an additional 1/2 of 1 percent of final average annual earnings for each year of credited service in excess of 30. However, in no event may a participant's benefits exceed the maximum amount permitted under the Internal Revenue Code, which for 1997 was $130,000. Retirement benefits generally vest after five years or upon the participant's 65th birthday while employed by Ahmanson or a participating subsidiary. The benefits payable under the Retirement Plan are actuarially adjusted to reflect the form of payment elected by the participant and are subject to limitations on maximum benefits imposed by applicable law. As of February 28, 1998 the full years of credited service for Messrs. Rinehart, Willison and Twomey and Mmes. Kleiner and Anderson were 8, 1, 4, 2 and 4, respectively.

  Supplemental Executive Retirement Plan. Ahmanson's SERP is a noncontributory defined benefit, nonqualified plan under which Ahmanson pays benefits to certain officers of Ahmanson and its subsidiaries designated by the Compensation Committee of the Board of Directors in an amount equal to a specified percentage of the participant's average annual earnings for the 36 consecutive months during the final ten years of the participant's employment which produce the highest average annual earnings.

  The following table illustrates the estimated annual retirement benefits payable under the SERP to participants in the following specific average annual earnings and years of service classifications. Benefits under the SERP are reduced to the extent a participant receives benefits from primary Social Security or Ahmanson's Retirement Plan.

                          YEARS OF CUMULATIVE SERVICE
                          ----------------------------
             THREE YEAR
              AVERAGE
               ANNUAL                         15 AND
              EARNINGS       5        10       OVER
             ----------   -------- -------- ----------
              $ 250,000   $ 50,000 $100,000 $  150,000
                500,000    100,000  200,000    300,000
                750,000    150,000  300,000    450,000
               1,000,000   200,000  400,000    600,000
               1,250,000   250,000  500,000    750,000
               1,500,000   300,000  600,000    900,000
               1,750,000   350,000  700,000  1,050,000

  The participant's average annual earnings include salary, annual bonuses under the Ahmanson Executive Short-Term Incentive Plan and the cash value of any stock option awards made in lieu of contingent deferred compensation grants. The compensation for purposes of the SERP of each of the named executive officers is substantially equivalent to the respective amounts set forth in the Summary Compensation Table under the headings "Salary" and "Bonuses".

  The annual benefit payable to a participant under the SERP is equal to four percent of the participant's average annual earnings multiplied by the participant's years of cumulative service, subject to a maximum of 15 years of cumulative service except for determination of whether a participant is entitled to benefits upon early retirement. Service must generally continue to at least the participant's normal retirement date for a participant to receive full benefits under the SERP. However, a participant may retire early and receive reduced benefits upon early retirement if the sum of the participant's age and years of service equals at least 75 and the participant is at least 55. The SERP provides for accelerated accrual and vesting of participants' interests in the event of a change in control of Ahmanson. Benefits generally commence under the SERP upon the participant's retirement and are paid on a modified joint and survivor basis, which provides for a lesser annual benefit to the participant's designated beneficiary upon the death of the participant. The SERP provides for a pre-retirement survivor benefit equal to the survivor benefits a participant's spouse would have received if the participant had elected early retirement, offset by executive life insurance. The SERP permits participants to elect to receive a lump sum benefit, equal to 90 percent of the present value of the participant's accrued benefits at any time after retirement or 100 percent of the present value of the participant's accrued benefits upon retirement if the election is made in a timely manner before retirement. Mr. Rinehart was granted additional years of service for purposes of the Supplemental Executive Retirement Plan and has more than the maximum 15 full years of cumulative service. Mr. Willison was granted seven years of service for purposes of the Supplemental Executive Retirement Plan in connection with his joining Ahmanson. As of February 28, 1998 the full years of cumulative service for Messrs. Willison and Twomey and Mmes. Kleiner and Anderson were 8, 4, 2 and 4, respectively.

  Senior Supplemental Executive Retirement Plan. Certain officers of Ahmanson and its subsidiaries, as designated by the Compensation Committee, participate in an auxiliary version of the SERP, the Senior Supplemental Executive Retirement Plan, under which a portion of the amount otherwise payable to the participant under the SERP is offset by the participant's interest in the cash value of split-dollar life insurance policies purchased under Ahmanson's Senior Executive Life Insurance Plan. The post-retirement survivor benefit payable to the participant's designated beneficiary is equal to the amount which would have been payable under Ahmanson's SERP reduced by the additional post-retirement death benefit payable under Ahmanson's Senior Executive Life Insurance Plan. The pre-retirement survivor benefit payable to the participant's designated beneficiary is equal to the amount which would have been payable under Ahmanson's SERP reduced by the death benefit payable under Ahmanson's Senior Executive Life Insurance Plan.

EMPLOYMENT AGREEMENTS

  Ahmanson has entered into employment agreements with each of its executive officers. Such agreements generally provide for continually renewed terms of employment and for minimum annual salaries, payable regardless of the disability of the employee and under certain circumstances payable for a period of time after the termination of the officer's actual employment. The agreements with Messrs. Rinehart, Willison and Twomey and Mmes. Kleiner and Anderson provide for minimum annual salaries of $850,000, $630,000, $630,000, $375,000 and $325,000, respectively.

  The employment agreements with Messrs. Rinehart, Willison and Twomey and Mmes. Kleiner and Anderson also provide that the employee may terminate the agreement at any time with or without cause. Cause includes, among other things, Ahmanson's failure to perform its obligations under the employment agreement. Upon termination by the employee with cause or termination by Ahmanson without cause, as defined in the employment agreements, Ahmanson is obligated to pay or provide the employee, for a specified period of time after the date of termination, his or her current salary, his or her current medical and other insurance type benefits, continuation of vesting of all unvested restricted stock, stock options, SARs and certain deferred compensation awards and continuation of accrual and vesting of SERP and Senior Supplemental Executive Retirement Plan benefits. Such benefits will be paid or provided to each of the named executive officers for a period of three years. Special provisions apply in the event of the employee's death or receipt of any salary, cash bonus or other benefits from another employer during the specified period unless such termination occurs after a change in control.

  The employment agreements with the named executive officers provide for a 30-day period one year after a change in control during which a voluntary termination of employment will trigger severance benefits and include the annual bonus as part of the compensation afforded severance protection. Upon a change in control, the agreements add service and vesting credits under Ahmanson's SERP equal to the remaining term of the agreement. In addition, all restricted stock, stock options, SARs, contingent deferred compensation and similar grants which are unvested immediately vest upon a change in control. The agreements contain a gross-up provision for federal excise taxes on excess parachute payments after a change in control.

COMPENSATION OF DIRECTORS

  Directors who are also employees of Ahmanson or any of its subsidiaries receive no additional compensation for their services as directors, including service on committees of the Board of Directors. Each other director receives an annual fee of $24,000 for serving on the Board of Directors and $1,500 for each meeting of the Board of Directors attended. Each member of the Executive Committee receives an annual fee of $3,000 and each member of the Audit, Compensation, Nominating and Technology Committees receives an annual fee of $2,400 for each such committee on which the director serves. Each Chairperson of the Audit, Compensation, Nominating and Technology Committees receives an additional fee of $9,900. Each director receives an additional payment of $600 for each committee meeting attended. Directors, and in limited circumstances, their spouses, are reimbursed for travel and other expenses related to attendance at Board of Directors and committee meetings.

  Directors of Ahmanson who are not employees of Home Savings or any of its subsidiaries receive additional fees for attending meetings of the Board of Directors of Home Savings that are not held jointly with meetings of the Ahmanson Board of Directors. The Board of Directors of Home Savings held seven meetings during 1997 separately from the Ahmanson Board of Directors.

  Ahmanson's Outside Director Retirement Plan is a nonqualified retirement plan for directors of Ahmanson who are not also employees of Ahmanson or any of its subsidiaries. Under the Plan a participating director receives an annual retirement benefit equal to the director's annual fee during the 12 month period immediately preceding the participant's retirement from the Board. Benefits under this Plan generally are payable for a period equal to the participant's aggregate years and months of service on the Board of Directors plus time spent in certain governmental service, with a lifetime benefit payable to participants with 15 or more years of service. Benefit payments commence when the participant ceases being a director. Upon the death of the participant, the participant's designated beneficiary is entitled to 50 percent of the benefits otherwise payable to the participant. Such death benefits commence one month after the participant's death and continue for the payment period applicable to the participant or, if the participant had already begun receiving benefits under the Plan, for the participant's remaining payment period with a maximum of 15 years of payment. The Plan permits participants to elect to receive a lump sum benefit equal to 90 percent of the present value of the participant's accrued benefits at any time after retirement or 100 percent of the present value of the participant's accrued benefits upon retirement if the election is made in a timely manner before retirement.

  Ahmanson's 1996 Nonemployee Directors' Stock Incentive Plan (the "1996 Plan") provides for the grant of stock options to any director of Ahmanson who is not an employee of Ahmanson or any of its present or future parent or subsidiary corporations (a "Nonemployee Director"). Whenever any person becomes a Nonemployee Director, such person is granted automatically options, the date of grant of which is the date such person becomes a Nonemployee Director, to purchase 2,000 shares of Ahmanson Common Stock. In addition, on the first business day of each calendar year during the term of the 1996 Plan, each Nonemployee Director then in office is automatically granted options to purchase 2,000 shares of Ahmanson Common Stock. However, no Nonemployee Director may receive in any calendar year under the foregoing provisions of the 1996 Plan options to purchase more than 2,000 shares of Ahmanson Common Stock.

  Additional options will be granted automatically on the first business day of each calendar year to any Nonemployee Director who files with Ahmanson an irrevocable election to receive options in lieu of all or part of annual directors' fees to be earned in each succeeding calendar year.

  Options granted under the 1996 Plan may be exercisable for a term no longer than ten years and one month. The options become exercisable one year after grant (six months for options granted in lieu of directors' fees) as to half of the shares subject to the options and two years (one year for options granted in lieu of directors' fees) after grant as to the balance of the shares or, if earlier, in full upon the director's death, disability or normal retirement or a change in control of Ahmanson and expire three months after termination of directorship other than as a result of death, disability or normal retirement.

  Ahmanson's 1996 Nonemployee Directors' Stock Incentive Plan replaced the 1988 Plan pursuant to which directors had received options with substantially similar terms.

  In March 1997, the Board of Directors adopted stock ownership guidelines for Ahmanson's directors providing for ownership of Ahmanson Common Stock by the end of a five-year period. The guidelines for directors provide for the ownership of Ahmanson Common Stock by each director in an amount equal to five times their annual retainer.

  Ahmanson also provides at no charge to its nonemployee directors health and dental benefits substantially comparable to those afforded to its employees under Ahmanson's group insurance plans and provides retiree health benefits at no charge.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  The members of the Compensation Committee during 1997 were Byron Allumbaugh, Richard M. Bressler, Phillip D. Matthews, Delia M. Reyes and Elizabeth A. Sanders.

  Certain directors, including two members of the Compensation Committee, officers and stockholders of Ahmanson and their associates were depositors, borrowers and customers of and engaged in transactions with Home Savings, and certain other subsidiaries of Ahmanson in the ordinary course of business during 1997. Similar transactions are expected to occur in the future. All such loans and transactions with members of the Compensation Committee were made on substantially the same terms, including interest rates, fees and security, as those prevailing at the time for comparable loans and transactions with other persons and did not involve more than the normal risk of collectibility or present any other unfavorable features.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

  The following table sets forth as of December 31, 1997 (i) the name and address of the beneficial owners of more than five percent of the outstanding shares of Ahmanson Common Stock, (ii) the total number of shares of Ahmanson Common Stock beneficially owned and (iii) the percent of the outstanding shares of Ahmanson Common Stock so owned.

                                                      AMOUNT AND NATURE
     NAME AND ADDRESS                                   OF BENEFICIAL   PERCENT
     OF BENEFICIAL OWNER                                  OWNERSHIP     OF CLASS
     -------------------                              ----------------- --------
     Princeton Services, Inc. .......................     6,154,867(1)    6.61%
      800 Scudders Mill Road
      Plainsboro, New Jersey 08536
     Putnam Investments, Inc. .......................     8,150,210(2)    8.75%
      One Post Office Square
      Boston, MA 02109

--------
(1) Princeton Services, Inc. ("PSI") is deemed to be the beneficial owner of these shares because it serves as the corporate managing general partner of Merrill Lynch Asset Management L.P. and Fund Asset Management L.P., both of which are registered investment advisers. The number of shares reported includes 410 shares resulting from the assumed conversion of 200 Depositary Shares representing interests in the Preferred Stock. PSI has shared voting and dispositive power in all of the shares, and disclaims beneficial ownership of the shares.

(2) Putnam Investments Inc. ("PI") is deemed to be the beneficial owner of these shares by virtue of the direct or indirect investment and/or voting discretion that its subsidiaries possess pursuant to the provisions of investment advisory agreements with various clients, none of whom is known by Ahmanson to own beneficially more than five percent of the outstanding shares of Ahmanson Common Stock. PI has two subsidiaries, Putnam Investment Management, Inc., which holds shared dispositive power in 7,784,546 shares, sole dispositive power in none of the shares and voting power in none of the shares, and Putnam Advisory Company, Inc., which holds shared voting power in 218,120 shares, sole voting power in none of the shares, sole dispositive power in none of the shares and shared dispositive power in 365,664 shares. PI and Marsh & McLennan Companies, Inc., of which PI is a wholly-owned subsidiary, both have disclaimed beneficial ownership of the shares.

  All information with respect to beneficial ownership of the shares referred to above and under "Security Ownership of Management" below is based upon filings made by the respective beneficial owners with the Securities and Exchange Commission or information provided to Ahmanson by such beneficial owners.

SECURITY OWNERSHIP OF MANAGEMENT

  The following information sets forth the number of shares of Ahmanson Common Stock beneficially owned as of February 28, 1998 by each of the directors, each of the individuals included in the "Summary Compensation Table" and all directors and executive officers as a group. No director or executive officer owns Depositary Shares representing interests in Ahmanson's Preferred Stock.

   NAME OR NUMBER OF       NUMBER OF                VOTING               PERCENT OF
    PERSONS IN GROUP      SHARES OWNED OPTIONS(1) POWER ONLY     TOTAL    CLASS(2)
   -----------------      ------------ ---------- ----------   --------- ----------
Byron Allumbaugh........      4,500       17,000       --         21,500     --
Anne-Drue M. Anderson...      5,589       82,010       --         87,599     --
Harold A. Black.........        --         5,000       --          5,000     --
Richard M. Bressler.....     22,000       17,000       --         39,000     --
John E. Bryson..........        --           --        --            --      --
David R. Carpenter......        290        8,301       --          8,591     --
Madeleine A. Kleiner....      4,468       90,844       --         95,312     --
Ray Martin..............     79,000          --        --         79,000     --
Phillip D. Matthews.....      6,000        8,301       --         14,301     --
Richard L. Nolan........      1,000        4,000       --          5,000     --
Delia M. Reyes..........        --        11,149       --         11,149     --
Charles R. Rinehart.....     80,848      378,642   837,454(3)  1,296,944    1.18%
Frank M. Sanchez........      2,000        4,485       --          6,485     --
Elizabeth A. Sanders....      3,000       14,000       --         17,000     --
Arthur W. Schmutz.......      5,000        9,000       --         14,000     --
William D. Schulte......      2,500       13,000       --         15,500     --
Kevin M. Twomey.........     12,010      236,001       --        248,011     --
Bruce G. Willison.......     35,000      139,469       --        174,469     --
All directors and
 executive officers as a
 group (24 persons).....    289,564    1,210,059   837,454     2,337,077    2.13%

--------
(1) Represents shares subject to options which are presently exercisable or exercisable within 60 days of February 28, 1998.

(2) Percentage information is omitted for those individuals whose beneficially owned shares represent less than one percent of the outstanding shares of Ahmanson Common Stock.

(3) Mr. Rinehart has disclaimed beneficial ownership of such shares because his interest in such shares is limited to an irrevocable proxy from Wells Fargo Bank, as trustee. The trust instruments covering such shares provide that the trustee shall grant to the Chairman of the Board of Ahmanson upon request a proxy to vote such shares, and the trustee has granted an irrevocable proxy for a term of seven years, expiring in January 2001, to Mr. Rinehart as Chairman of the Board and his successors as Chairman of the Board.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  For many years Home Savings had a home loan program under which directors, officers and employees of Home Savings, Ahmanson and certain affiliated companies could obtain loans, secured by a first deed of trust on the borrower's principal residence, at a fixed rate at least one percent above Home Savings' cost of funds for the first six months and adjusted thereafter based upon changes in the monthly weighted average cost of funds of savings institutions headquartered in the Eleventh District of the Federal Home Loan Bank System as long as the borrower remained, or retired as, a director, officer or employee of Home Savings, Ahmanson or certain affiliated companies. The current program prohibits directors, executive officers and certain other senior officers from obtaining loans at a discounted rate.

  The following table sets forth as to each present executive officer of Ahmanson who had a home loan from Home Savings under this home loan program
(i) the largest aggregate indebtedness outstanding from January 1, 1997 to February 28, 1998, (ii) the amount of such indebtedness outstanding on February 28, 1998 and (iii) the rate of interest on such indebtedness on February 28, 1998. No present director of Ahmanson had a home loan from Home Savings under this home loan program.

                                  HIGHEST       UNPAID BALANCE  INTEREST RATE ON
                             INDEBTEDNESS SINCE ON FEBRUARY 28,   FEBRUARY 28,
   NAME                      DECEMBER 31, 1996       1998             1998
   ----                      ------------------ --------------- ----------------
   George Miranda...........      $194,967         $188,359          5.963%

  Arthur W. Schmutz, a director of Ahmanson and a member of its Executive and Audit Committees, is a retired partner of the law firm of Gibson, Dunn & Crutcher, which has represented Ahmanson and its subsidiaries for more than the past year and continues to do so.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                   EXHIBITS*

    EXHIBIT
    NUMBERS
    -------
     2      Agreement and Plan of Merger, dated as of March 16, 1998, by and between H. F. Ahmanson and Washington Mutual, Inc. (Exhibit 2 to
             Form 8-K for the event on March 16, 1998).
     3.1    Certificate of Incorporation of H. F. Ahmanson & Company, as
             amended (Exhibit 3.1 to Form 10-K for year ended December 31,
             1991).
     3.2    By-Laws of H. F. Ahmanson & Company, as amended (Exhibit 3 to Form
             8-K for the event on November 7, 1997).
     3.3    Certificate of Designations dated July 30, 1993 (Exhibit 4.1 to
             Form 8-K for the event on July 29, 1993).
     3.4    Certificate of Designations dated December 3, 1997.
     4.1    Reference is made to Exhibits 3.1 and 3.2
     4.2    Copies of instruments defining the rights of holders of long-term debt of H. F. Ahmanson & Company or any of its subsidiaries are, under Item 601(b)(4)(iii)(A) of Regulation S-K, not required to be filed, but will be filed upon request of the Commission.
     4.3    Rights Agreement, dated November 7, 1997, between H. F. Ahmanson &
             Company and First Chicago Trust Company of New York, as Rights
             Agent (Exhibit 4 to Form 8-K for the event on November 7, 1997).
     4.4    Amendment to Rights Agreement, dated March 16, 1988, to Rights
             Agreement, dated November 7, 1997, between H. F. Ahmanson &
             Company and First Chicago Trust Company of New York, as Rights
             Agent (Exhibit 4.2 to Form 8-K for the event on March 16, 1998).

  Management Contracts and Compensatory Plans and Arrangements (Exhibits 10.1-
10.23)

    10.1 H. F. Ahmanson & Company 1984 Stock Incentive Plan (Exhibit 10.2.3 to Form 10-K for year ended December 31, 1984).
    10.1.1  Amendment to H. F. Ahmanson & Company 1984 Stock Incentive Plan
             (Exhibit 10.2.3.1 to Form 10-K for year ended December 31, 1989).
    10.2    H. F. Ahmanson & Company 1993 Stock Incentive Plan as amended
             (Exhibit 10.2 to Form 10-K for year ended December 31, 1996).
    10.3    H. F. Ahmanson & Company Executive Stock Option Award Guidelines
             (Exhibit 10.3 to Form 10-K for year ended December 31, 1996).
    10.4 H. F. Ahmanson & Company 1988 Directors' Stock Incentive Plan, as amended (Exhibit 10.9.25 to Form 10-K for year ended December 31,
             1989).
    10.5    H. F. Ahmanson & Company 1996 Nonemployee Directors' Stock
             Incentive Plan (Exhibit 10.19 to Form 10-K for year ended December
             31, 1995).
    10.6 H. F. Ahmanson & Company Executive Long-Term Incentive Plan as amended (Exhibit 10.6 to Form 10-K for year ended December 31,
             1996).
    10.7 H. F. Ahmanson & Company Executive Short-Term Incentive Plan, as amended (Exhibit 10.9.26 to Form 10-K for year ended December 31,
             1994).
    10.8    1989 Contingent Deferred Compensation Plan of H. F. Ahmanson &
             Company (Exhibit 19.4 to Form 10-Q for quarter ended June 30,
             1991).
    10.8.1  First Amendment to 1989 Contingent Deferred Compensation Plan of H.
             F. Ahmanson & Company (Exhibit 10.9.27.1 to Form 10-K for year ended December 31, 1995).

    EXHIBIT
    NUMBERS
    -------
    10.8.2  Second Amendment to 1989 Contingent Deferred Compensation Plan of
             H. F. Ahmanson & Company (Exhibit 10.8.2 to Form 10-K for year ended December 31, 1996).
    10.9    Elective Deferred Compensation Plan of H. F. Ahmanson & Company
             (Exhibit 19.6 to Form 10-Q for quarter ended June 30, 1991).
    10.9.1  First Amendment to Elective Deferred Compensation Plan of H. F.
             Ahmanson & Company (Exhibit 10.9.29.1 to Form 10-K for year ended
             December 31, 1995).
    10.9.2  Second Amendment to Elective Deferred Compensation Plan of H. F.
             Ahmanson & Company (Exhibit 10.9.2 to Form 10-K for year ended
             December 31, 1996).
    10.10   Capital Accumulation Plan of H. F. Ahmanson & Company (Exhibit
             10.10 to Form 10-K for year ended December 31, 1996).
    10.10.1 First Amendment to Capital Accumulation Plan of H. F. Ahmanson &
             Company (Exhibit 10.10.1 to Form 10-K for year ended December 31,
             1996).
    10.11   Supplemental Executive Retirement Plan of H. F. Ahmanson & Company,
             as amended and restated (Exhibit 10.9.7.1 to Form 10-K for year ended December 31, 1995).
    10.11.1 First Amendment to Supplemental Executive Retirement Plan of H. F.
             Ahmanson & Company (Exhibit 10.11.1 to Form 10-K for year ended
             December 31, 1996).
    10.12   Senior Supplemental Executive Retirement Plan of H. F. Ahmanson and
             Company, as amended and restated (Exhibit 10.17.1 to Form 10-K for year ended December 31, 1995).
    10.13   Executive Life Insurance Plan of H. F. Ahmanson & Company (Exhibit
             10.9.30 to Form 10-K for year ended December 31, 1989).
    10.13.1 First Amendment to Executive Life Insurance Plan of H. F. Ahmanson
             & Company (Exhibit 10.9.30.1 to Form 10-K for year ended December
             31, 1995).
    10.13.2 Second Amendment to Executive Life Insurance Plan of H. F. Ahmanson
             & Company (Exhibit 10.13.2 to Form 10-K for year ended December
             31, 1996).
    10.14   Senior Executive Life Insurance Plan of H. F. Ahmanson & Company,
             as amended and restated (Exhibit 10.18.1 to Form 10-K for year ended December 31, 1995).
    10.15   H. F. Ahmanson & Company Supplemental Long Term Disability Plan
             (Exhibit 10.9.31 to Form 10-K for year ended December 31, 1989).
    10.16   Executive Medical Reimbursement Plan (Exhibit 10.9.8 to Form 10-K
             for year ended December 31, 1984).
    10.16.1 Amendment to Executive Medical Reimbursement Plan adopted March 24,
             1987 (Exhibit 10.9.8.1 to Form 10-K for year ended December 31,
             1986).
    10.17   Financial Counseling Plan for Executives, as amended (Exhibit 19.6 to Form 10-Q for quarter ended September 30, 1985).
    10.17.1 Amendment to Financial Counseling Plan for Executives adopted March
             24, 1987 (reference is made to Exhibit 10.9.8.1 to Form 10-K for year ended December 31, 1986).
    10.18   Outside Directors' Elective Deferred Compensation Plan of H. F.
             Ahmanson & Company (Exhibit 19.5 to Form 10-Q for quarter ended
             June 30, 1991).
    10.18.1 First Amendment to Outside Directors' Elective Deferred
             Compensation Plan of H. F. Ahmanson & Company (Exhibit 10.9.28.1
             to Form 10-K for year ended December 31, 1995).

    EXHIBIT
    NUMBERS
    -------
    10.18.2 Second Amendment to Outside Directors' Elective Deferred
             Compensation Plan of H. F. Ahmanson & Company (Exhibit 10.18.2 to
             Form 10-K for year ended December 31, 1996).
    10.19   Outside Directors' Capital Accumulation Plan of H. F. Ahmanson &
             Company (Exhibit 10.19 to Form 10-K for year ended December 31,
             1996).
    10.19.1 First Amendment to Outside Directors' Capital Accumulation Plan of
             H. F. Ahmanson & Company (Exhibit 10.19.1 to Form 10-K for year ended December 31, 1996).
    10.20   Outside Director Retirement Plan of H. F. Ahmanson & Company, as
             amended and restated (Exhibit 19.2 to Form 10-Q for quarter ended
             June 30, 1991).
    10.20.1 First Amendment to Outside Director Retirement Plan of H. F.
             Ahmanson & Company (Exhibit 10.9.11.1 to Form 10-K for year ended
             December 31, 1995).
    10.21   H. F. Ahmanson & Company Griffin Investment Account (Exhibit
             10.9.21 to Form 10-K for year ended December 31, 1989).
    10.21.1 First Amendment to H. F. Ahmanson & Company Griffin Investment
             Account (Exhibit 19.2 to Form 10-Q for quarter ended September 30,
             1990).
    10.22   Amended Form of Employment Agreement between H. F. Ahmanson &
             Company and executive officers (Exhibit 10.22 to Form 10-K for year ended December 31, 1996).
    10.23   Amended Form of Indemnity Agreement between H. F. Ahmanson &
             Company and directors and executive officers (Exhibit 10.13 to
             Form 10-K for year ended December 31, 1989).
    10.24   Stock Option Agreement, dated as of March 16, 1998, by and between
             H. F. Ahmanson & Company and Washington Mutual, Inc. (Exhibit 10
             to Form 8-K for the event on March 16, 1998).
    21      Subsidiaries of H. F. Ahmanson & Company.
    23      Independent Auditors' Consent.
    27      Financial Data Schedule.

--------
* Exhibits followed by a parenthetical reference are incorporated by reference herein from the documents described therein. Documents filed prior to May 1985 were filed by H. F. Ahmanson & Company, a California corporation, Commission File No. 1-7108.

                              FINANCIAL STATEMENTS

  See the Index included on page 73 and the Financial Statements which begin on page F-2.

                              REPORTS ON FORM 8-K

      DATE OF REPORT                          ITEMS REPORTED
      --------------                          --------------
 October 6, 1997......... ITEM 5. OTHER EVENTS.
                          On October 5, 1997, H. F. Ahmanson & Company and
                          Coast Savings Financial Inc. entered into an
                          agreement and plan of merger pursuant to which Coast
                          Savings Financial Inc. will merge with and into H. F.
                          Ahmanson & Company.
                          ITEM 7. FINANCIAL STATEMENTS AND EXHIBITS.
                          (c) Exhibits.
                            99(a)  Press release, dated October 6, 1997.
                            99(b)  Analyst's Presentation.
 October 14, 1997........ ITEM 5. OTHER EVENTS.
                          On October 14, 1997, H. F. Ahmanson & Company issued
                          a press release reporting its results of operations
                          during the quarter and nine months ended September
                          30, 1997.
                          ITEM 7. FINANCIAL STATEMENTS AND EXHIBITS.
                          (c) Exhibits.
                            99.1Press release dated October 14, 1997 reporting
                            results of operations during the quarter and nine
                            months ended September 30, 1997.
 November 7, 1997........ ITEM 5. OTHER EVENTS.
                          On November 7, 1997, the Board of Directors of H. F.
                          Ahmanson & Company adopted a new Stockholder Rights
                          Plan as well as amendments to its By-laws.
                          ITEM 7. FINANCIAL STATEMENTS AND EXHIBITS.
                          (c) Exhibits.
                             3By-Laws of H. F. Ahmanson & Company, as amended.
                             4Rights Agreement, dated November 7, 1997, between
                             H. F. Ahmanson & Company and First Chicago Trust
                             Company of New York, as Rights Agent.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irwindale, State of California, on the 24th day of March 1998.

                                          H. F. AHMANSON & COMPANY

                                          By       /s/ Kevin M. Twomey
                                            ___________________________________
                                                      Kevin M. Twomey
                                                     Vice Chairman and
                                                  Chief Financial Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated below and on the 24th day of March 1998.

                                                 /s/ Byron Allumbaugh
                                            -----------------------------------
                                                     Byron Allumbaugh
                                                         Director

                                                  /s/ Harold A. Black
                                            -----------------------------------
                                                      Harold A. Black
                                                         Director

                                                /s/ Richard M. Bressler
                                            -----------------------------------
                                                    Richard M. Bressler
                                                         Director

                                                  /s/ John E. Bryson
                                            -----------------------------------
                                                      John E. Bryson
                                                         Director

                                                /s/ David R. Carpenter
                                            -----------------------------------
                                                    David R. Carpenter
                                                         Director

                                                    /s/ Ray Martin
                                            -----------------------------------
                                                        Ray Martin
                                                         Director

                                                /s/ Phillip D. Matthews
                                            -----------------------------------
                                                    Phillip D. Matthews
                                                         Director

                                                 /s/ Richard L. Nolan
                                            -----------------------------------
                                                     Richard L. Nolan
                                                         Director

                                                  /s/ Delia M. Reyes
                                            -----------------------------------
                                                      Delia M. Reyes
                                                         Director

                                                /s/ Charles R. Rinehart
                                            -----------------------------------
                                                    Charles R. Rinehart
                                                         Director
                                                Principal Executive Officer

                                                 /s/ Frank M. Sanchez
                                            -----------------------------------
                                                     Frank M. Sanchez
                                                         Director

                                               /s/ Elizabeth A. Sanders
                                            -----------------------------------
                                                   Elizabeth A. Sanders
                                                         Director

                                                 /s/ Arthur W. Schmutz
                                            -----------------------------------
                                                     Arthur W. Schmutz
                                                         Director

                                                /s/ William D. Schulte
                                            -----------------------------------
                                                    William D. Schulte
                                                         Director

                                                  /s/ Kevin M. Twomey
                                            -----------------------------------
                                                      Kevin M. Twomey
                                                         Director
                                                Principal Financial Officer

                                                 /s/ Bruce G. Willison
                                            -----------------------------------
                                                     Bruce G. Willison
                                                         Director

                                                  /s/ George Miranda
                                            -----------------------------------
                                                      George Miranda
                                               Principal Accounting Officer

                         INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Independent Auditors' Report ............................................. F-1
H. F. Ahmanson & Company and Subsidiaries (Consolidated):
  Consolidated Statements of Financial Condition as of December 31, 1997
   and 1996 .............................................................. F-2
  Consolidated Statements of Operations for the years ended December 31,
   1997, 1996 and 1995 ................................................... F-3
  Consolidated Statements of Stockholders' Equity for the years ended
   December 31, 1997, 1996
   and 1995 .............................................................. F-4
  Consolidated Statements of Cash Flows for the years ended December 31,
   1997, 1996 and 1995 ................................................... F-5
  Notes to Consolidated Financial Statements ............................. F-6

  All supplemental schedules are omitted as inapplicable or because the required information is included in the financial statements or notes thereto.

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
H. F. Ahmanson & Company:

  We have audited the accompanying consolidated statements of financial condition of H. F. Ahmanson & Company and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of H. F. Ahmanson & Company and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

  As discussed in Note 1 to the Consolidated Financial Statements, the Company changed its method of accounting for goodwill in 1995.

                                          KPMG PEAT MARWICK LLP

Los Angeles, California
January 15, 1998, except as to
  Note 2 of Notes to Consolidated
  Financial Statements, which is as of
  February 13, 1998 and Note 19 of
  Notes to Consolidated Financial
  Statements, which is as of
  March 16, 1998

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                           DECEMBER 31, 1997 AND 1996
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                     ASSETS

                                                         1997         1996
                                                      -----------  -----------
Cash and amounts due from banks.....................  $   603,797  $   691,578
Federal funds sold and securities purchased under
 agreements to resell...............................      550,200      737,500
Other short-term investments........................        5,110       14,782
                                                      -----------  -----------
   Total cash and cash equivalents..................    1,159,107    1,443,860
Other investment securities held to maturity [market
 value $2,427 (1997) and $2,456 (1996)].............        2,421        2,438
Other investment securities available for sale [am-
 ortized cost $6,440 (1997) and $8,541 (1996)]......        7,248        9,159
Investment in stock of Federal Home Loan Bank
 (FHLB), at cost....................................      411,978      420,978
Mortgage-backed securities (MBS) held to maturity
 [market value $4,365,909 (1997) and $5,111,367
 (1996)]............................................    4,322,579    5,066,670
MBS available for sale [amortized cost $8,417,188
 (1997) and $9,359,058 (1996)]......................    8,468,812    9,229,842
Loans receivable less allowance for losses of
 $377,351 (1997) and $389,135 (1996)................   30,028,540   30,723,398
Loans held for sale [market value $461,620 (1997)
 and $1,080,046 (1996)].............................      455,651    1,065,760
Accrued interest receivable.........................      194,038      209,839
Real estate held for development and investment
 (REI) less allowance for losses of $107,773 (1997)
 and $132,432 (1996)................................      146,518      147,851
Real estate owned held for sale (REO) less allowance
 for losses of $11,400 (1997) and $32,137 (1996)....      162,440      247,577
Premises and equipment..............................      364,626      424,567
Goodwill and other intangible assets................      280,296      308,083
Other assets........................................      674,498      602,022
                                                      -----------  -----------
                                                      $46,678,752  $49,902,044
                                                      ===========  ===========
                                LIABILITIES
Deposits:
 Non-interest bearing...............................  $ 1,116,050  $   985,594
 Interest bearing...................................   31,152,325   33,788,351
                                                      -----------  -----------
                                                       32,268,375   34,773,945
Securities sold under agreements to repurchase......    1,675,000    1,820,000
Other short-term borrowings.........................      837,861      210,529
FHLB and other borrowings...........................    8,316,405    9,549,992
Other liabilities...................................      954,470      917,198
Income taxes........................................       82,732       48,918
                                                      -----------  -----------
   Total liabilities................................   44,134,843   47,320,582
                                                      -----------  -----------
                   CAPITAL SECURITIES OF SUBSIDIARY TRUST
Company-obligated mandatorily redeemable capital
 securities, Series A, of subsidiary trust holding
 solely Junior Subordinated Deferrable Interest
 Debentures of the Company..........................      148,464      148,413
                                                      -----------  -----------

                              STOCKHOLDERS' EQUITY

Preferred stock, $0.01 par value; authorized
 10,000,000 shares:
 8.40% Series C, outstanding 780,000 shares;
  liquidation preference $195,000...................            8            8
 6.00% Cumulative Convertible Series D, outstanding
  568,398 shares (1997) and.........................
 575,000 shares (1996); liquidation preference
  $284,199 (1997) and $287,500 (1996)...............            6            6
Common stock, $0.01 par value; authorized
 220,000,000 shares:
 Issued 121,101,011 shares (1997) and 119,543,614
  shares (1996).....................................        1,211        1,195
Additional paid-in capital..........................    1,156,581    1,112,045
Net unrealized gain (loss) on securities available
 for sale, net of taxes.............................       31,118      (74,124)
Retained earnings...................................    2,141,847    1,847,367
Common stock in treasury, at cost:
 27,809,534 shares (1997) and 17,390,562 shares
  (1996)............................................     (932,360)    (450,922)
                                                      -----------  -----------
                                                        2,398,411    2,435,575
Unearned compensation...............................       (2,966)      (2,526)
                                                      -----------  -----------
   Total stockholders' equity.......................    2,395,445    2,433,049
                                                      -----------  -----------
                                                      $46,678,752  $49,902,044
                                                      ===========  ===========

                See Notes to Consolidated Financial Statements.

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                 1997        1996       1995
                                              ----------  ---------- ----------
Interest income:
 Loans......................................  $2,315,253  $2,296,786 $2,405,820
 MBS........................................   1,020,747   1,161,487  1,158,077
 Investments................................      67,372      56,522    135,194
                                              ----------  ---------- ----------
   Total interest income....................   3,403,372   3,514,795  3,699,091
                                              ----------  ---------- ----------
Interest expense:
 Deposits...................................   1,479,438   1,523,873  1,835,590
 Short-term borrowings......................     167,156     138,182    197,437
 FHLB and other borrowings..................     521,893     600,226    439,309
                                              ----------  ---------- ----------
   Total interest expense...................   2,168,487   2,262,281  2,472,336
                                              ----------  ---------- ----------
   Net interest income......................   1,234,885   1,252,514  1,226,755
Provision for loan losses...................      67,091     144,924    119,111
                                              ----------  ---------- ----------
   Net interest income after provision for
    loan losses.............................   1,167,794   1,107,590  1,107,644
                                              ----------  ---------- ----------
Noninterest income:
 Gain (loss) on sales of MBS................         (74)      3,074     11,919
 Gain on sales of loans.....................      18,274      28,346      5,364
 Loan servicing income......................      63,534      68,365     60,490
 Banking and other retail service fees......     115,431      78,061     55,766
 Other fee income...........................      67,528      58,678     47,860
 Gain on sales of retail deposit branch
  systems...................................      57,566       6,861    514,671
 Gain on sales of investment securities.....         306         313        187
 Other operating income.....................       7,005       8,100      2,152
                                              ----------  ---------- ----------
   Total noninterest income.................     329,570     251,798    698,409
                                              ----------  ---------- ----------
Noninterest expense:
 Compensation and other employee expenses...     355,744     369,264    378,851
 Occupancy expenses.........................     104,217     122,740    148,250
 Federal deposit insurance premiums and
  assessments...............................      25,014      60,641     86,909
 SAIF recapitalization......................         --      243,862        --
 Other general and administrative expenses..     252,521     222,640    204,569
                                              ----------  ---------- ----------
   Total general and administrative
    expenses................................     737,496   1,019,147    818,579
 Net acquisition costs......................       5,475         --         --
 Operations of REI..........................       3,722      34,961     49,481
 Operations of REO..........................      70,126     105,880     86,788
 Amortization of goodwill and other
  intangible assets.........................      25,763      18,842     26,559
                                              ----------  ---------- ----------
   Total noninterest expense................     842,582   1,178,830    981,407
                                              ----------  ---------- ----------
Income before provision for income taxes and
 cumulative effect of accounting change.....     654,782     180,558    824,646
Provision for income taxes..................     241,000      35,300    373,700
                                              ----------  ---------- ----------
Income before cumulative effect of
 accounting change..........................     413,782     145,258    450,946
Cumulative effect of change in accounting
 for goodwill...............................         --          --    (234,742)
                                              ----------  ---------- ----------
Net income..................................  $  413,782  $  145,258 $  216,204
                                              ==========  ========== ==========
Net income attributable to common shares:
 Basic......................................  $  380,183  $  100,337 $  165,744
                                              ==========  ========== ==========
 Diluted....................................  $  397,402  $  100,337 $  183,024
                                              ==========  ========== ==========
Income per common share--basic:
 Income before cumulative effect of
  accounting change.........................  $     3.91  $     0.92 $     3.41
 Cumulative effect of change in accounting
  for goodwill..............................         --          --       (2.00)
                                              ----------  ---------- ----------
 Net income.................................  $     3.91  $     0.92 $     1.41
                                              ==========  ========== ==========
Income per common share--diluted:
 Income before cumulative effect of
  accounting change.........................  $     3.59  $     0.92 $     3.22
 Cumulative effect of change in accounting
  for goodwill..............................         --          --       (1.81)
                                              ----------  ---------- ----------
 Net income.................................  $     3.59  $     0.92 $     1.41
                                              ==========  ========== ==========

                See Notes to Consolidated Financial Statements.

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                       NET
                                                                   UNREALIZED               COMMON
                                                       ADDITIONAL  GAIN (LOSS)               STOCK
                                      PREFERRED COMMON  PAID-IN        ON       RETAINED      IN        UNEARNED
                            TOTAL       STOCK   STOCK   CAPITAL    SECURITIES   EARNINGS   TREASURY   COMPENSATION
                          ----------  --------- ------ ----------  ----------- ----------  ---------  ------------
BALANCE, DECEMBER 31,
 1994...................  $2,964,601    $ 49    $1,174 $1,241,133   $(52,440)  $1,781,093  $  (5,348)   $ (1,060)
Net income..............     216,204     --        --         --         --       216,204        --          --
Dividends on Common
 Stock ($0.88 per
 share).................    (103,163)    --        --         --         --      (103,163)       --          --
Dividends on Preferred
 Stock..................     (50,430)    --        --         --         --       (50,430)       --          --
Unrealized gain on
 securities available
 for sale, net of tax
 effect of $53,360......      72,530     --        --         --      72,530          --         --          --
Restricted stock awards
 granted, net of
 cancellations..........        (477)    --          1        191        --           --        (638)        (31)
Unearned compensation
 amortized to expense...         917     --        --         --         --           --         --          917
Stock options exercised.      16,631     --          9     16,622        --           --         --          --
Repurchase of 2,439,000
 shares.................     (62,595)    --        --         --         --           --     (62,595)        --
Tax benefits from
 restricted stock awards
 and stock options......       2,704     --        --       2,704        --           --         --          --
                          ----------    ----    ------ ----------   --------   ----------  ---------    --------
BALANCE, DECEMBER 31,
 1995...................   3,056,922      49     1,184  1,260,650     20,090    1,843,704    (68,581)       (174)
Net income..............     145,258     --        --         --         --       145,258        --          --
Dividends on Common
 Stock ($0.88 per
 share).................     (95,274)    --        --         --         --       (95,274)       --          --
Dividends on Preferred
 Stock..................     (46,321)    --        --         --         --       (46,321)       --          --
Unrealized loss on
 securities available
 for sale, net of tax
 effect of $68,294......     (94,214)    --        --         --     (94,214)         --         --          --
Restricted stock awards
 granted, net of
 cancellations..........        (408)    --        --       2,792        --           --        (408)     (2,792)
Unearned compensation
 amortized to expense...         440     --        --         --         --           --         --          440
Stock options exercised.      18,840     --         11     18,829        --           --         --          --
Repurchase of 14,588,250
 shares.................    (381,933)    --        --         --         --           --    (381,933)        --
Redemption of Preferred
 Stock, Series B........    (175,000)    (35)      --    (174,965)       --           --         --          --
Tax benefits from
 restricted stock awards
 and stock options......       4,739     --        --       4,739        --           --         --          --
                          ----------    ----    ------ ----------   --------   ----------  ---------    --------
BALANCE, DECEMBER 31,
 1996...................   2,433,049      14     1,195  1,112,045    (74,124)   1,847,367   (450,922)     (2,526)
Net income..............     413,782     --        --         --         --       413,782        --          --
Dividends on Common
 Stock ($0.88 per
 share).................     (85,716)    --        --         --         --       (85,716)       --          --
Dividends on Preferred
 Stock..................     (33,586)    --        --         --         --       (33,586)       --          --
Unrealized gains on
 securities available
 for sale, net of tax
 effect of $75,788......     105,242     --        --         --     105,242          --         --          --
Restricted stock awards
 granted, net of
 cancellations..........          (9)    --        --       1,039        --           --         (60)       (988)
Unearned compensation
 amortized to expense...         548     --        --         --         --           --         --          548
Stock options exercised.      28,357     --         16     28,341        --           --         --          --
Repurchase of 10,552,645
 shares.................    (481,379)    --        --         --         --           --    (481,379)        --
Conversion of Preferred
 Stock, Series D, 6,602
 shares.................         --      --        --          (1)       --           --           1         --
Tax benefits from
 restricted stock awards
 and stock options......      15,157     --        --      15,157        --           --         --          --
                          ----------    ----    ------ ----------   --------   ----------  ---------    --------
BALANCE, DECEMBER 31,
 1997...................  $2,395,445    $ 14    $1,211 $1,156,581   $ 31,118   $2,141,847  $(932,360)   $(2,966)
                          ==========    ====    ====== ==========   ========   ==========  =========    ========

                See Notes to Consolidated Financial Statements.

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

                                             1997         1996         1995
                                          -----------  -----------  -----------
Cash flows from operating activities:
 Net income.............................  $   413,782  $   145,258  $   216,204
 Adjustments to reconcile net income to
  net cash provided by operating
  activities:
   Interest capitalized on loans and MBS
    (negative amortization).............      (69,761)    (103,716)    (156,367)
   Provision for losses on loans, real
    estate and MSR......................       98,956      212,418      210,478
   Depreciation and amortization........       99,864       97,705       98,539
   Cumulative effect of change in
    accounting for goodwill.............          --           --       234,742
   Write-off of goodwill related to
    sales of retail deposit branch
    systems.............................          --           --       106,906
   Gain on sale of Great Western stock..      (17,639)         --           --
   Merger and acquisition expense.......       23,114          --           --
   (Increase) decrease in accrued
    interest receivable.................       15,801       18,272      (15,164)
   FHLB stock dividends.................      (25,088)     (25,176)     (23,838)
   Cash gain on sales of loans..........      (20,740)     (37,346)      (9,037)
   Cash (gain) loss on sales of MBS.....           74       (3,074)       2,111
   Proceeds from sales of loans
    originated for sale.................    2,922,500    2,703,067    1,390,709
   Loans originated for sale............   (2,264,479)  (1,695,988)  (1,330,034)
   Loans repurchased from investors.....      (56,249)     (96,984)     (72,842)
   Proceeds from loan origination fees
    (costs).............................      (23,273)      (9,101)       5,276
   Purchase of Great Western stock......     (163,971)         --           --
   Proceeds from sales of Great Western
    stock...............................      181,610          --           --
   Loans on sales of real estatee.......        8,517       23,439        4,771
   Provision for deferred income taxes..       28,222       74,621       54,192
   SAIF recapitalization accrual........          --       243,862          --
   Increase (decrease) in other
    liabilities.........................      (27,452)    (340,700)      11,949
   Other, net...........................      (67,936)    (273,290)      44,753
                                          -----------  -----------  -----------
    Net cash provided by operating
     activities.........................    1,055,852      933,267      773,348
                                          -----------  -----------  -----------
Cash flows from investing activities:
 Proceeds from sales of MBS available
  for sale..............................        9,832      200,925    2,433,462
 Proceeds from sales of MBS held to
  maturity..............................          --           --       491,100
 Principal payments on loans............    3,773,953    2,728,707    1,943,758
 Principal payments on MBS..............    1,503,081    1,451,670    1,282,114
 Loans originated for investment, net
  of refinances.........................   (3,305,694)  (3,523,325)  (4,960,754)
 Loans purchased........................      (11,963)  (1,142,696)     (44,590)
 MBS purchased..........................       (9,906)     (10,173)        (535)
 Proceeds from maturities of other
  investment securities.................        1,854          --       258,756
 Proceeds from sales of other
  investment securities available for
  sale..................................        2,399       14,532       26,519
 Other investment securities
  purchased.............................       (1,827)     (13,433)      (8,546)
 Purchases of FHLB stock................          --           --       (22,209)
 Redemption of FHLB stock...............       34,088       90,136          --
 Proceeds from sales of REI.............        9,644       72,418      128,416
 Proceeds from sales of REO.............      424,935      451,268      332,359
 Proceeds from sales of premises and
  equipment.............................       31,959        3,244      161,167
 Additions to real estate...............      (18,595)     (30,382)     (51,152)
 Goodwill from First Interstate Bank
  branch acquisition....................          --      (185,021)         --
 Other, net.............................       46,694      (84,542)     (89,791)
                                          -----------  -----------  -----------
    Net cash provided by investing
     activities.........................    2,490,454       23,328    1,880,074
                                          -----------  -----------  -----------
Cash flows from financing activities:
 Net increase (decrease) in deposits....   (1,337,877)  (1,162,378)     413,597
 Proceeds from deposits purchased.......          --     1,888,849    1,299,322
 Deposits sold..........................   (1,167,693)    (197,007)  (8,123,454)
 Net increase (decrease) in borrowings
  maturing in 90 days or less...........     (257,668)    (848,782)   1,565,506
 Proceeds from other borrowings.........    7,771,151    3,952,817    4,289,070
 Repayment of other borrowings..........   (8,266,648)  (3,762,102)  (2,797,370)
 Common stock purchased for treasury....     (481,379)    (381,933)     (62,595)
 Preferred stock, Series B redeemed.....          --      (175,000)         --
 Net proceeds from capital securities
  of subsidiary trust...................          --       148,400          --
 Dividends to stockholders..............     (119,302)    (141,595)    (153,593)
 Other, net.............................       28,357       18,840       16,631
                                          -----------  -----------  -----------
    Net cash used in financing
     activities.........................   (3,831,059)    (659,891)  (3,552,886)
                                          -----------  -----------  -----------
Net increase (decrease) in cash and cash
 equivalents............................     (284,753)     296,704     (899,464)
Cash and cash equivalents at beginning
 of year................................    1,443,860    1,147,156    2,046,620
                                          -----------  -----------  -----------
Cash and cash equivalents at end of
 year...................................  $ 1,159,107  $ 1,443,860  $ 1,147,156
                                          ===========  ===========  ===========
Supplemental cash flow information:
 Interest paid on deposits..............  $ 1,477,861  $ 1,525,164  $ 1,828,836
 Interest paid on borrowings............      680,903      772,072      556,907
 Income tax payments....................      267,817       73,243      208,731
Non-cash investing activities:
 Loans securitized into MBS.............    1,314,897      205,089    7,441,138
 Loans transferred from held to
  maturity to held for sale.............          --     1,258,728    1,024,324
 Additions to REO.......................      295,028      453,281      385,770
 Loans originated to sell REO...........       40,367       86,394       58,263

                See Notes to Consolidated Financial Statements.

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1997, 1996 AND 1995

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation and Basis of Presentation

  H. F. Ahmanson & Company ("Ahmanson") is a holding company whose principal subsidiary, Home Savings of America, FSB ("Home Savings"), is engaged in consumer and business banking operations. In addition, Ahmanson has other subsidiaries which are engaged primarily in related financial services activities, including securities and insurance brokerage and residential and commercial real estate development. The accompanying Consolidated Financial Statements include the accounts of Ahmanson and its subsidiaries (the "Company"). All of Ahmanson's subsidiaries are wholly-owned. All material intercompany balances and transactions have been eliminated in consolidation. Certain amounts in prior years' financial statements have been reclassified to conform to the current presentation.

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

  Home Savings is required by the Federal Reserve System to maintain non-interest earning cash reserves against certain of its transaction accounts. At December 31, 1997 the required reserves totaled $39.5 million.

 Securities

  The Company classifies debt and equity securities, including MBS, into one of three categories: held to maturity, available for sale or trading securities. Securities which the Company has the intent and ability to hold to maturity are recorded at amortized cost. Securities which the Company intends to hold for indefinite periods of time are classified as available for sale and are recorded at fair value, with any unrealized holding gains and losses, net of the tax effect, reported as a separate component of stockholders' equity. Should an other than temporary decline in the credit quality of a security classified as held to maturity or available for sale occur, the carrying value of such security would be written down to fair value by a charge to operations. Trading securities, which are purchased principally to sell in the near term, are recorded at fair value, with any unrealized gains and losses recorded as an adjustment to operations. The Company owned no trading securities during 1997, 1996 or 1995.

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

 Loans Receivable

  The Company is an originator of monthly adjustable rate mortgage loans ("ARMs") and consumer and business banking loans for investment in its own loan portfolio. The Company also designates certain loans it originates as held for sale, including most fixed rate loans. Loans held for sale are carried at the lower of aggregate cost or market value. The Company has the intent and ability to hold all other loans until maturity. Accordingly, these other loans are carried at cost, adjusted for unamortized discounts and loan fees.

  The Company reviews loans for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures." Impaired loans include troubled, collateral-dependent loans. Troubled, collateral-dependent loans are expected to perform in accordance with the loan agreements but based on current information it is probable that repayment can be expected to be funded by the operation and sale of the collateral property. SFAS No. 114 does not apply to large groups of smaller balance homogeneous loans which are collectively evaluated for impairment. For the Company, loans collectively evaluated for impairment generally include all single family loans; multi-family and commercial and industrial real estate loans ("major loans") under $2 million; and consumer and business banking loans. Certain major loans under $2 million may be individually reviewed based on specific criteria, such as delinquency, debt coverage, loan-to-value ratio and condition of collateral property.

  The Company continues to accrue interest on troubled debt restructurings ("TDRs") and impaired loans when full payment of principal and interest is expected and such loans are performing or less than 90 days delinquent and therefore do not meet the criteria for nonaccrual status. The Company's impaired loans include nonaccrual major loans (excluding those collectively reviewed for impairment), TDRs and major loans (excluding those collectively reviewed for impairment) that are less than 90 days delinquent which the Company believes will be collected in full, but which the Company believes it is probable will not be collected in accordance with the contractual terms of the loans and repayment may be dependent upon operation and/or sale of the collateral property ("other impaired major loans"). Once a loan is determined to be impaired, the Company determines the fair value of the loan's collateral properties in accordance with SFAS No. 114. Impairment losses are included in the allowance for loan losses through a charge to provision for loan losses. Adjustments to impairment losses due to changes in the fair value of impaired loans' collateral properties are included in the provision for loan losses. Upon disposition of an impaired loan, the related valuation allowance is adjusted for resulting gains or losses.

  Interest income on loans, including the recognition of discounts and loan fees, is accrued based on the outstanding principal amount of loans using the interest method. A loan is generally placed on nonaccrual status when the Company becomes aware that the borrower has entered bankruptcy proceedings and the loan is delinquent, or when the loan is past due 90 days as to either principal or interest. When a loan is placed on nonaccrual status, interest accrued but not received is reversed against interest income. Cash receipts on nonaccrual loans are used to reduce principal balances rather than being included in interest income. A nonaccrual loan may be restored to accrual basis if loan payments which have been collected restore the loan to a status less than 90 days past due and if the loan is expected to perform according to its contractual terms.

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

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

  Loss allowances are established for specifically identified impaired loans based on the fair value of the underlying collateral property or discounted cash flows. The allowance for loan losses also includes estimates based upon consideration of actual loss experience for loans during the past several years by loan type, year of origination, delinquency statistics, condition of collateral property and projected economic conditions and other trends. Based upon this process, consideration of the current economic environment and other factors, management determines what it considers to be an appropriate allowance for loan losses. Although the Company believes it has a sound basis for this estimation, actual charge-offs incurred in the future are highly dependent upon the economies of the areas in which the Company lends and upon future events, including natural disasters, such as earthquakes.

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

  The Company adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," as amended by SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB No. 125, an Amendment of FASB No. 125" as of January 1, 1997. SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on control. Under this approach, after a transfer of financial assets, the Company will recognize the financial and servicing assets it controls and the liabilities incurred, and derecognize financial assets when control has been surrendered and liabilities when extinguished. SFAS No. 125 provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

  In accordance with SFAS No. 125, the Company capitalizes mortgage servicing rights ("MSR") when the related mortgage loans are sold or securitized as MBS available for sale. The total amortized cost of the mortgage loans sold or securitized is allocated to the MSR and the mortgage loans without the MSR based on their relative fair values. The amount of MSR capitalized is included in "Other assets" in the Consolidated Statements of Financial Condition. MSR related to loans and MBS sold are amortized in proportion to and over the period of estimated loan servicing income. MSR related to MBS available for sale are amortized to interest income on MBS. The MSR are periodically reviewed for impairment based on fair value. The fair value of the MSR, for the purposes of impairment, is measured using a discounted cash flow analysis based on the Company's estimated servicing costs, market prepayment rates, ancillary income and market-adjusted discount rates. Potential impairment losses are recognized through a valuation allowance. Impairment is measured on a

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES disaggregated basis based on predominant risk characteristics of the underlying mortgage loans. The risk characteristics used by the Company for the purposes of capitalization and impairment evaluation include loan amount, loan type, loan origination date, loan term, the state where the collateral is located and collateral type. The amount of impairment recognized, if any, is included in "Loan servicing income" in the Consolidated Statements of Operations.

 Derivative Financial Instruments

  The Company utilizes certain off-balance sheet financial instruments, including forward sales of and options to sell loans and MBS to help manage its interest rate exposure with respect to fixed rate loans (or loans with certain periods at a fixed rate) in its loan origination pipeline and in its portfolio. Interest rate swaps and other derivative instruments may be used to manage interest rates, duration and other credit and market risks. The Company does not hold or issue derivative financial instruments for trading purposes.

  The fair value of forward sales of and options to sell loans and MBS utilized to manage interest rate risk are adjusted monthly, with the related gains and losses recognized as part of the gain (loss) on sale of loans and MBS. The fair values of the Company's forward sales and options at December 31, 1997 and 1996 were not material. Interest income or expense resulting from interest rate swaps utilized for hedging is recorded as an adjustment to the interest income of the hedged asset. Gains or losses on the early termination of a swap agreement, or the assignment of the Company's rights and obligations under the swap agreement to a third party, are amortized over the remaining term of the original swap agreement when the underlying assets still exist. Otherwise, such gains and losses are immediately expensed or recorded as income based on the fair value of the open swap positions.

 Long-Lived Assets

  The Company records its long-lived assets, which include premises and equipment and REI, in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of." The Company reviews a long-lived asset for impairment whenever changes in circumstances indicate that the carrying amount of the long-lived asset may not be recoverable. Impairment exists for a long-lived asset when the estimated undiscounted cash flows for the property are less than its carrying value. An impairment loss, if any, is recognized as the amount by which the carrying value of a long-lived asset exceeds its fair value. The Company carries a long-lived asset held for sale at the lower of carrying value or fair value less costs to sell. An impairment loss, if any, is recognized as the amount by which the carrying value of a long-lived asset held for sale exceeds its fair value less costs to sell. Restoration of previously recognized impairment losses is only allowed for long-lived assets held for sale.

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

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

  REO is real estate acquired through foreclosure or in settlement of loans. All REO is held for prompt and orderly sale and is not held for development or investment. REO is initially recorded at fair value. Fair value is the amount of cash that the property would yield in a current sale between a willing buyer and a willing seller. Initial write-downs are charged to the allowance for loan losses. In addition, an allowance for losses on REO is established for estimated disposition costs at the time of acquisition. An additional allowance for losses on REO is recorded if there is a further deterioration in fair value or an increase in estimated disposition costs after acquisition. REO also is reviewed for impairment in accordance with SFAS No. 121. Operating costs are expensed as incurred.

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

 Premises and Equipment

  Assets are depreciated by use of various methods (primarily the straight-line method) over the estimated useful lives of the respective classes of assets. Leasehold improvements are amortized over the lesser of the terms of the leases or the useful lives of the improvements. Premises and equipment also are reviewed for impairment in accordance with SFAS No. 121. Any impairment losses are included in accumulated depreciation through a charge to operations. Maintenance and repairs are charged to expense in the year incurred. Significant improvements are capitalized. The cost and accumulated depreciation relating to assets retired or otherwise disposed of are eliminated from the accounts, and any resulting gains or losses are recognized in operations.

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

  Effective January 1, 1995, the Company adopted SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions" for goodwill related to acquisitions made prior to September 30, 1982. As a result, the Company wrote off goodwill totaling $234.7 million as a cumulative effect of the change in accounting for goodwill. Under SFAS No. 72, which is permitted but not required for acquisitions prior to September 30, 1982, goodwill resulting from the acquisition of banking or thrift institutions in which the fair value of liabilities assumed by the acquiring entity exceeds the fair value of tangible and intangible assets acquired is amortized over a period no longer than the estimated remaining life of the acquired long-term interest-earning assets.

  The Company assesses the recoverability of goodwill by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The unamortized goodwill at December 31, 1997 totaled $228.3 million. Such goodwill is being amortized over a period not exceeding 25 years.

  From 1991 through 1995, the Company purchased certain deposits from other financial institutions, and recorded amounts which represent the portion of the purchase price attributable to the fair value of the depositor relationships acquired. This "core" deposit premium is being amortized over periods up to 10 years. At December 31, 1997, the unamortized core deposit premium was $52.0 million.

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

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

 Stock-Based Compensation

  The Company accounts for stock-based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 permits a choice of accounting methods and requires additional disclosures for stock-based employee compensation plans. SFAS No. 123 defines a fair value-based method of accounting for an employee stock option or similar equity instrument. However, it also allows the continued use of the intrinsic value-based method of accounting as prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." Regardless of the method used to account for stock-based compensation, SFAS No. 123 requires that the fair value of such compensation and certain other disclosures be included in the Company's annual financial statements. The Company has elected to continue accounting for stock-based employee compensation plans in accordance with APB No. 25 and has disclosed certain fair value information as prescribed by SFAS No. 123 in Note 16 of these Notes to Consolidated Financial Statements.

 Income Per Share

  The Company adopted SFAS No. 128, "Earnings per Share" as of December 31, 1997. SFAS No. 128 simplifies the standards for computing and presenting earnings per share ("EPS") from those previously prescribed by APB No. 15, "Earnings per Share." SFAS No. 128 replaces primary EPS with basic EPS and fully diluted EPS with diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in issuance of common stock that then shared in earnings. SFAS No. 128 also requires dual presentation of basic and diluted EPS on the face of the income statement and a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

 Capital Structure

  The Company adopted SFAS No. 129, "Disclosure of Information about Capital Structure," as of December 31, 1997. SFAS No. 129 consolidates existing reporting standards for disclosing information about an entity's capital structure. SFAS No. 129 also supersedes previously issued accounting statements. The impact on the Company of adopting SFAS No. 129 was not material as the Company's existing disclosure practices have generally been in compliance with the disclosure requirements in SFAS No. 129.

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

 Year 2000

  The Company expenses all costs related to modifying systems that may be affected by the Year 2000 issue.

 New Accounting Pronouncements

  In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in the financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The impact on the Company of adopting SFAS No. 130 is not expected to be material to the Company's existing disclosure.

  In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim reports to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997, with comparative information for earlier years to be restated. The Company is currently assessing the effect of adopting SFAS No. 131.

(2) COAST SAVINGS FINANCIAL, INC. (UNAUDITED)

  On October 6, 1997, the Company announced a definitive agreement to acquire Coast Savings Financial, Inc. ("Coast"). At December 31, 1997, Coast had deposits of $6.4 billion and total assets of $8.8 billion. The merger agreement called for the tax-free exchange of 0.8082 shares of Ahmanson common stock for each share of Coast common stock. Ahmanson reissued shares of its common stock held in treasury in exchange for Coast common stock. The value of Ahmanson common stock issued was approximately $925 million on February 13, 1998, the date on which the merger was completed.

  In addition, immediately prior to the merger, each holder of the common stock of Coast also received one Contingent Payment Right Certificate ("CPR Certificate"), issued by the Coast Federal Litigation Contingent Payment Rights Trust ("CPR Trust"), for each share of the common stock of Coast. The CPR Certificates represent assignable and transferable undivided beneficial interests in the assets of the CPR Trust, including a commitment by the Company to pay to the CPR Trust an amount equal to any proceeds (net of taxes and expenses, computed under certain assumptions) that Coast Federal Bank, Federal Savings Bank ("Coast Federal") (formerly a wholly-owned subsidiary of Coast and following the merger a wholly-owned subsidiary of the Company), or its successors, may receive from pending litigation claims against the U.S. government relating to the government's alleged breach of its agreement with respect to Coast Federal's regulatory capital.

  Pursuant to the terms of the merger agreement, the Company received 420,457 CPR Certificates relating to Coast stock appreciation rights and performance share awards exercised between the date of the definitive agreement and February 13, 1998. On February 13, 1998, the closing price of the CPR Certificates was $13.88.

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

The CPR Certificates received by the Company were recorded as investment securities available for sale. The CPR Certificates are currently listed for trading on the NASDAQ National Market.

  The merger was accounted for as a purchase. Under this method of accounting, assets and liabilities of Coast were adjusted to their estimated fair values and any excess of the purchase price over the fair value of the assets acquired, net of the fair value of the liabilities assumed, was recognized as goodwill. The goodwill and core deposit intangible acquired will be amortized over 25 years and 10 years, respectively. Applicable income tax effects of such adjustments will be included as a component of the Company's net deferred tax asset with a corresponding offset to goodwill.

(3) INVESTMENTS

  The Company purchases securities under agreements to resell ("repurchase agreements"). At December 31, 1997 the average maturity of these repurchase agreements was 9 days. At December 31, 1997, amounts outstanding with individual brokers which exceeded ten percent of stockholders' equity were (dollars in thousands):

                                                           MARKET VALUE OF THE
                                                  BOOK      PLEDGED SECURITIES
                                                 VALUE,   ----------------------
                                       WEIGHTED INCLUDING   OTHER       U.S.
                                       AVERAGE   ACCRUED  MARKETABLE GOVERNMENT
   SELLING PARTY                       MATURITY INTEREST  SECURITIES OBLIGATIONS
   -------------                       -------- --------- ---------- -----------
   Salomon Brothers...................  4 days  $333,930   $349,524     $407

  Repurchase agreements averaged $543.4 million, $376.5 million and $1.4 billion during 1997, 1996 and 1995, respectively, and the maximum amounts outstanding at any month-end during 1997, 1996 and 1995 were $837.1 million, $737.5 million and $2.1 billion, respectively.

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

  The Company also sells federal funds. At December 31, 1997, federal funds sold matured within 2 days. Federal funds sold averaged $31.1 million for 1997 and the maximum amount outstanding at any month-end during 1997 was $113.0 million.

  In the first quarter of 1994 the Company entered into two amortizing interest rate swap agreements to manage the market risks associated with certain repurchase agreements secured by whole loans. The Company pays interest based on the one-month London Interbank Offered Rate ("LIBOR") and receives interest at a weighted average fixed coupon rate of 5.73%. The amortization of the notional amounts is based upon monthly changes in either LIBOR, for one of the agreements, or the two year constant maturity treasury rate, for the other. Under these agreements, there is a collateral protection clause in which collateral is required if certain conditions are not met. At December 31, 1997, no collateral was required. The original notional amounts totaled $210.0 million, of which $51.4 million was outstanding at December 31, 1997. The swaps are scheduled to mature in June 1998 and February 1999. The Company addresses any credit risk associated with the payments from the counterparties by evaluating their creditworthiness and monitoring limits and positions.

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

  Other investment securities at December 31, 1997 and 1996 were as follows (in thousands):

                                   DECEMBER 31, 1997                      DECEMBER 31, 1996
                         -------------------------------------- --------------------------------------
                                     GROSS      GROSS                       GROSS      GROSS
                         AMORTIZED UNREALIZED UNREALIZED  FAIR  AMORTIZED UNREALIZED UNREALIZED  FAIR
                           COST      GAINS      LOSSES   VALUE    COST      GAINS      LOSSES   VALUE
                         --------- ---------- ---------- ------ --------- ---------- ---------- ------
Held to maturity:
 U.S. government and GSE
  obligations...........  $2,421      $  6       $--     $2,427  $2,432      $ 18       $--     $2,450
 Industrial and other...      --        --        --         --       6        --        --          6
                          ------      ----       ---     ------  ------      ----       ---     ------
                          $2,421      $  6       $--     $2,427  $2,438      $ 18       $--     $2,456
                          ======      ====       ===     ======  ======      ====       ===     ======
Available for sale:
 U.S. government and GSE
  obligations...........  $   --      $  4       $--     $    4  $   --      $  3       $--     $    3
 Marketable equity
  securities............   6,440       804        --      7,244   8,541       615        --      9,156
                          ------      ----       ---     ------  ------      ----       ---     ------
                          $6,440      $808       $--     $7,248  $8,541      $618       $--     $9,159
                          ======      ====       ===     ======  ======      ====       ===     ======

  At December 31, 1997, the Company did not hold other investment securities with any single issuer which exceeded ten percent of stockholders' equity.

  At December 31, 1997, all debt securities owned by the Company and classified as held to maturity had contractual maturities of one through five years. The amortized cost and fair value of such securities were $2.4 million at December 31, 1997.

  The following table presents proceeds from sales of debt securities, classified as available for sale, and gross realized gains and losses on such sales for years ended December 31, 1996 and 1995. There were no sales of debt securities classified as available for sale in 1997. There were no sales of investment securities classified as held to maturity in 1997, 1996 or 1995.

                                                        YEARS ENDED
                                                       DECEMBER 31,
                                                      ---------------
                                                       1996    1995
                                                      ------- -------
                                                      (in thousands)
   Proceeds from sales............................... $12,731 $25,994
                                                      ======= =======
   Gross realized gains.............................. $    -- $     9
   Gross realized losses.............................      --     (67)
                                                      ------- -------
    Net losses....................................... $    -- $   (58)
                                                      ======= =======

  Interest and dividends on investments are summarized as follows (in thousands):

                                                      YEARS ENDED DECEMBER 31,
                                                      -------------------------
                                                       1997    1996      1995
                                                      ------- -------  --------
   Interest on repurchase agreements and federal
    funds sold....................................... $31,705 $21,244  $ 88,943
   Interest on other short-term and other investment
    securities.......................................  10,169   9,658    21,971
   Dividends on FHLB stock...........................  25,088  25,216    23,896
   Dividends on other investment securities..........     410     404       384
                                                      ------- -------  --------
                                                      $67,372 $56,522  $135,194
                                                      ======= =======  ========

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

(4) LOANS, MBS, SALES AND SERVICING ACTIVITIES

 Portfolio Composition

  The loan and MBS portfolio is summarized as follows (in thousands):

                                                            DECEMBER 31,
                                                       ------------------------
                                                          1997         1996
                                                       -----------  -----------
Real estate mortgage loans:
 Single family (1-4 units)............................ $18,268,677  $19,354,683
 Multi-family (5 units and over)......................   9,859,143    9,582,129
 Commercial and industrial............................   1,128,320    1,343,348
                                                       -----------  -----------
                                                        29,256,140   30,280,160
Consumer loans:
 Home equity..........................................     852,288      558,493
 Savings account secured..............................      65,256       77,190
 Other................................................     121,511      112,777
                                                       -----------  -----------
                                                         1,039,055      748,460
Business banking loans................................      65,738       53,717
Other loans...........................................      25,862       31,598
Deferred loan costs (fees) and interest...............       9,817      (13,834)
Unearned premiums on loans............................       9,279       12,432
Allowance for loan losses.............................    (377,351)    (389,135)
                                                       -----------  -----------
    Loans receivable..................................  30,028,540   30,723,398
Loans held for sale...................................     455,651    1,065,760
MBS held to maturity..................................   4,322,579    5,066,670
MBS available for sale................................   8,468,812    9,229,842
                                                       -----------  -----------
    Total loans receivable and MBS.................... $43,275,582  $46,085,670
                                                       ===========  ===========

  At December 31, 1997 the Company was committed to fund residential mortgage loans totaling $355.7 million, consumer loans totaling $848.5 million, of which $825.7 million were lines of credit, and business banking loans totaling $104.0 million. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company would not expect to incur any losses if the commitments are not drawn upon. The Company evaluates each customer's creditworthiness and the value of any underlying collateral property on a case-by-case basis. The amount of collateral required by the Company upon extension of credit is based on management's credit evaluation of the customer. At December 31, 1997, the Company had commitments to sell loans totaling $237.5 million.

  The weighted average yield on the Company's loan and MBS portfolio at December 31, 1997 and 1996, computed after giving effect to amortization of deferred loan fees and interest, discounts and premiums and effect of hedging, and after adding back to the portfolio balance both the unrealized gain or loss on MBS and the allowance for loan losses, was 7.60% and 7.35%, respectively.

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

  During 1997 and 1996 the Company securitized various conventional single family mortgages into GSE securities of equal value. The unpaid principal amount of loans securitized into FNMA and FHLMC securities was $1.31 billion and $205.1 million in 1997 and 1996, respectively. Such MBS increase the Company's ability to sell assets in the secondary market and to access collateralized borrowings. The credit risk on all MBS securitized by the Company is provided for in the allowance for loan losses.

  The MBS owned by the Company at December 31, 1997 and 1996 were as follows (in thousands):

                                      DECEMBER 31, 1997                           DECEMBER 31, 1996
                         ------------------------------------------- -------------------------------------------
                                      GROSS      GROSS                            GROSS      GROSS
                         AMORTIZED  UNREALIZED UNREALIZED    FAIR    AMORTIZED  UNREALIZED UNREALIZED    FAIR
                            COST      GAINS      LOSSES     VALUE       COST      GAINS      LOSSES     VALUE
                         ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
Held to maturity:
 MPTs:
  GSE................... $    1,852  $     36   $      1  $    1,887 $    2,834  $     43   $      2  $    2,875
  Other.................  4,320,727   141,536     98,241   4,364,022  5,063,836   142,020     97,364   5,108,492
                         ----------  --------   --------  ---------- ----------  --------   --------  ----------
                         $4,322,579  $141,572   $ 98,242  $4,365,909 $5,066,670  $142,063   $ 97,366  $5,111,367
                         ==========  ========   ========  ========== ==========  ========   ========  ==========
Available for sale:
 MPTs:
  GSE................... $3,424,003  $110,348   $     --  $3,534,351 $3,760,004  $     --   $ 28,803  $3,731,201
  Other.................     23,641     1,085         --      24,726     28,069     1,106         --      29,175
 CMOs:
  GSE...................  4,969,544    57,957    117,766   4,909,735  5,570,985    33,468    134,987   5,469,466
                         ----------  --------   --------  ---------- ----------  --------   --------  ----------
                         $8,417,188  $169,390   $117,766  $8,468,812 $9,359,058  $ 34,574   $163,790  $9,229,842
                         ==========  ========   ========  ========== ==========  ========   ========  ==========

  The Company believes that the gross unrealized gains and losses on MBS at December 31, 1997 and 1996 were due to temporary market-related conditions.

  The contractual maturities of all MBS at December 31, 1997 were as follows (in thousands):

                                                            MBS AVAILABLE FOR
                                    MBS HELD TO MATURITY          SALE
                                    --------------------- ---------------------
                                    AMORTIZED     FAIR    AMORTIZED     FAIR
                                       COST      VALUE       COST      VALUE
                                    ---------- ---------- ---------- ----------
   Within one year................. $        1 $        1 $       -- $       --
   After one year through five
    years..........................      1,851      1,886  1,144,266  1,221,765
   After five years through ten
    years..........................         --         --    304,654    309,414
   After ten years.................  4,320,727  4,364,022  6,968,268  6,937,633
                                    ---------- ---------- ---------- ----------
                                    $4,322,579 $4,365,909 $8,417,188 $8,468,812
                                    ========== ========== ========== ==========

  From 1991 through late 1993, the Company originated loans with a fixed interest rate for five years after which the loans adjust monthly based on the monthly cost of funds index of the Eleventh District of the FHLB ("COFI"). In conjunction with the origination of these loans and as part of the Company's asset and liability management, Home Savings entered into a series of interest rate swap agreements that effectively caused the interest rate on these loans to change monthly during the fixed interest rate period based on COFI. The swap agreements, which are with the FHLB of San Francisco and certain broker-dealers, provide mutual payment of interest on the outstanding notional amount of the swaps. The notional amounts are used to calculate the mutual interest payments and do not represent exposure to credit loss. In accordance with the swap contracts, the Company pays a fixed rate of interest, which may be different than the actual fixed rate paid by the borrower,

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES and receives a variable rate equal to COFI. The Company addresses any credit risk associated with the variable rate payments from the counterparties by evaluating their creditworthiness and by monitoring limits and positions. Under these agreements, there is a collateral protection clause in which collateral is required if certain conditions are not met. At December 31, 1997, no collateral was required. In 1997, 1996 and 1995 interest income was reduced by $2.8 million, $15.2 million and $25.4 million, respectively, as a result of these swap agreements.

  The total unpaid principal amount of the hedged loans related to these interest rate swaps was $88.5 million at December 31, 1997. A summary of the activity for the notional amounts of these interest rate swaps for the years 1997, 1996 and 1995 is as follows (in thousands):

                                                 YEARS ENDED DECEMBER 31,
                                              ---------------------------------
                                                1997        1996        1995
                                              ---------  ----------  ----------
   Beginning balance......................... $ 516,000  $1,243,860  $1,444,820
     Expired agreements......................  (427,550)   (727,860)   (200,960)
                                              ---------  ----------  ----------
   Ending balance............................ $  88,450  $  516,000  $1,243,860
                                              =========  ==========  ==========

  The interest rate swap agreements outstanding at December 31, 1997 will mature in 1998. In 1998, the Company will pay a fixed interest rate of 5.51% and will receive a weighted average interest rate equal to monthly COFI.

 Credit Risk and Concentration

  The Company's primary lending business has been to originate residential single family loans in specific states throughout the United States, primarily in California. In addition, the Company originates loans on multi-family structures and in the past has originated loans on commercial and industrial real estate properties. The Company has not originated for its own portfolio residential loans secured by multi-family structures located in states other than California since July 1990, and in December 1988 discontinued originating new commercial and industrial real estate loans. The Company's major loans entail different risks as compared to residential loans secured by existing single family structures. Set forth below is a table which summarizes the Company's gross mortgage portfolio and nonaccrual loans as a percentage of the gross mortgage portfolio by state and property type at December 31, 1997 (dollars in thousands):

                                                                 MULTI-            COMMERCIAL AND
                              SINGLE FAMILY PROPERTIES     FAMILY PROPERTIES    INDUSTRIAL PROPERTIES           TOTAL
                             -------------------------- ----------------------- ---------------------- ----------------------
                                GROSS                       GROSS                 GROSS                  GROSS
                              MORTGAGE       NONACCRUAL   MORTGAGE   NONACCRUAL  MORTGAGE   NONACCRUAL  MORTGAGE   NONACCRUAL
         STATE                PORTFOLIO      LOAN RATIO   PORTFOLIO  LOAN RATIO  PORTFOLIO  LOAN RATIO  PORTFOLIO  LOAN RATIO
         -----               -----------     ----------  ----------  ---------- ----------  ---------- ----------- ----------
California..............     $22,298,375        1.18%   $9,395,571     0.21%   $  943,241     2.44%    $32,637,187    0.94%
Florida.................       2,330,488        1.30        52,845       --         2,614       --       2,385,947    1.27
New York................       1,695,948        1.84       113,720     0.40        74,013     1.68       1,883,681    1.74
Texas...................       1,065,180        0.68        51,285       --        12,134       --       1,128,599    0.64
Other...................       4,157,830        1.08       245,722     0.01        96,318     8.25       4,499,870    1.18
                             -----------                ----------             ----------              -----------
                             $31,547,821        1.19    $9,859,143     0.21    $1,128,320     2.85     $42,535,284    1.01
                             ===========                ==========             ==========              ===========

  At December 31, 1997, the Company had $1.05 billion in gross consumer loans and $65.7 million in gross business banking loans, with nonaccrual loan ratios of 0.34% and 0.10%, respectively. The majority of these loans were originated in California.

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

 Allowance for Loan Losses

  The changes in the allowance for loan losses are summarized as follows (in thousands):

                                                 YEARS ENDED DECEMBER 31,
                                               -------------------------------
                                                 1997       1996       1995
                                               ---------  ---------  ---------
   Beginning balance.......................... $ 389,135  $ 380,886  $ 400,232
    Provision for loan losses.................    67,091    144,924    119,111
    Allowance for loan losses on First
     Interstate Bank loans purchased..........        --     14,710         --
    Charge-offs...............................  (114,018)  (190,540)  (162,618)
    Recoveries................................    35,143     39,155     24,161
                                               ---------  ---------  ---------
   Ending balance............................. $ 377,351  $ 389,135  $ 380,886
                                               =========  =========  =========

 Nonaccrual Loans, TDRs and Other Impaired Major Loans

  Nonaccrual loans, TDRs and other impaired major loans are summarized as follows (in thousands):

                                                             DECEMBER 31,
                                                      --------------------------
                                                        1997     1996     1995
                                                      -------- -------- --------
   Nonaccrual loans.................................. $432,898 $598,661 $723,791
   TDRs..............................................  212,299  185,635  163,844
   Other impaired major loans........................  144,630  114,332   51,018
                                                      -------- -------- --------
       Total......................................... $789,827 $898,628 $938,653
                                                      ======== ======== ========

  At December 31, 1997 and 1996, impaired loans recognized in accordance with SFAS No. 114, and the related specific loan loss allowances, were as follows (in thousands):

                                                  DECEMBER 31,
                         ---------------------------------------------------------------
                                      1997                            1996
                         ------------------------------- -------------------------------
                                    ALLOWANCE                       ALLOWANCE
                          RECORDED     FOR       NET      RECORDED     FOR       NET
                         INVESTMENT  LOSSES   INVESTMENT INVESTMENT  LOSSES   INVESTMENT
                         ---------- --------- ---------- ---------- --------- ----------
Nonaccrual loans:
  With specific
   allowances...........  $ 10,680   $ 3,142   $  7,538   $ 25,132   $ 6,850   $ 18,282
  Without specific
   allowances...........    13,905        --     13,905     17,687        --     17,687
                          --------   -------   --------   --------   -------   --------
                            24,585     3,142     21,443     42,819     6,850     35,969
                          --------   -------   --------   --------   -------   --------
TDRs:
  With specific
   allowances...........   196,809    23,591    173,218    160,684    23,174    137,510
  Without specific
   allowances...........    39,081        --     39,081     48,125        --     48,125
                          --------   -------   --------   --------   -------   --------
                           235,890    23,591    212,299    208,809    23,174    185,635
                          --------   -------   --------   --------   -------   --------
Other impaired major
 loans:
  With specific
   allowances...........   122,923    28,659     94,264    119,505    28,852     90,653
  Without specific
   allowances...........    50,366        --     50,366     23,679        --     23,679
                          --------   -------   --------   --------   -------   --------
                           173,289    28,659    144,630    143,184    28,852    114,332
                          --------   -------   --------   --------   -------   --------
Total impaired loans....  $433,764   $55,392   $378,372   $394,812   $58,876   $335,936
                          ========   =======   ========   ========   =======   ========

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

  The average net recorded investment in impaired loans for the years ended December 31, 1997, 1996 and 1995 was $366.6 million, $333.6 million and $236.9 million, respectively. Interest income of $33.3 million, $20.2 million and $17.9 million was recognized in 1997, 1996 and 1995, respectively, on impaired loans during the period of impairment.

  Loans in nonaccrual status as of December 31, 1997, 1996 and 1995 had interest due but not recognized of approximately $24.0 million, $34.0 million and $43.0 million, respectively. Net interest forgone related to TDRs totaled $0.7 million, $0.8 million and $0.5 million in 1997, 1996 and 1995, respectively. Interest income recorded on TDRs for 1997, 1996 and 1995 was $21.4 million, $13.5 million and $14.0 million, respectively. The Company has no commitments to lend additional funds to borrowers whose loans were classified as TDRs.

 Sales and Servicing Activities

  During 1997, 1996 and 1995, the Company recognized gains (losses) on sales of MBS as follows (in thousands):

                                                   YEARS ENDED DECEMBER 31,
                                                  ----------------------------
                                                   1997     1996       1995
                                                  ------  --------  ----------
Book value of MBS sold:
  ARM MBS........................................ $   --  $187,603  $2,183,628
  Fixed rate MBS.................................  9,906    10,248      29,077
                                                  ------  --------  ----------
                                                   9,906   197,851   2,212,705
                                                  ------  --------  ----------
Relating to the sale of the New York retail
 branch system:
  ARM MBS........................................     --        --      38,722
  Fixed rate MBS.................................     --        --     677,006
                                                  ------  --------  ----------
                                                      --        --     715,728
                                                  ------  --------  ----------
                                                  $9,906  $197,851  $2,928,433
                                                  ======  ========  ==========
Pre-tax gains (losses) on sales of MBS:
 Reported in "Gain (loss) on sale of MBS:"
  ARM MBS........................................ $   --  $  3,103  $   11,733
  Fixed rate MBS.................................    (74)      (29)        186
                                                  ------  --------  ----------
                                                     (74)    3,074      11,919
 Relating to the sale of the New York retail
  branch system:
  ARM MBS........................................     --        --         113
  Fixed rate MBS.................................     --        --     (14,143)
                                                  ------  --------  ----------
                                                      --        --     (14,030)
                                                  ------  --------  ----------
                                                  $  (74) $  3,074  $   (2,111)
                                                  ======  ========  ==========

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

  The changes to MSR, which are included in "Other assets," were as follows (in thousands):

                                                    YEARS ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1997      1996      1995
                                                   --------  --------  --------
   Beginning balance.............................. $ 88,074  $ 63,696  $ 57,812
    Originated MSR................................   28,545    40,256    16,829
    Amortization to:
     Interest on MBS..............................     (126)     (934)       --
     Loan servicing income........................  (16,058)  (14,318)  (10,436)
    Addition to the valuation allowance...........   (4,315)     (626)     (509)
                                                   --------  --------  --------
   Ending balance................................. $ 96,120  $ 88,074  $ 63,696
                                                   ========  ========  ========

  At December 31, 1996, MSR attributable to loans held for sale totaled $7.0 million. The Company provided $4.3 million, $0.6 million and $0.5 million for 1997, 1996 and 1995, respectively, to its valuation allowance. There were no charge-offs against this valuation allowance during 1997, 1996 and 1995. The valuation allowance at December 31, 1997 and 1996 was $5.4 million and $1.1 million, respectively.

  The Company enters into certain contracts to offset interest rate risk on its commitments to fund fixed rate loans for sale. At December 31, 1997, the notional amount of outstanding contracts was $738 million. These had an estimated market value loss of $1.5 million. These contracts are expected to settle during the first four months of 1998.

  The Company has sold certain loans and MBS with different types of credit enhancement features. The unpaid principal balance of loans and MBS sold with various credit enhancement features at December 31, 1997 and 1996 was $3.8 billion and $4.3 billion, respectively. The maximum exposure under the Company's credit enhancement obligations at December 31, 1997 was approximately $1.1 billion. Approximately $877.4 million of this exposure is associated with $877.4 million of loans sold to FHLMC on which the Company is obligated to absorb all losses associated with foreclosures. An additional $172.9 million in exposure under credit enhancement obligations relates to loans totaling $2.9 billion. Losses incurred by the Company on its credit enhancement obligations totaled $9.0 million, $12.8 million and $14.3 million in 1997, 1996 and 1995, respectively. At December 31, 1997, the total allowance for credit enhancement obligations included in "Other liabilities" was $31.5 million. The Company does not believe that its credit enhancement obligations subject it to material risk of loss in the future.

  At December 31, 1997, 1996 and 1995 the Company was engaged in servicing for investors $14.2 billion, $13.8 billion and $13.1 billion, respectively, in unpaid principal amount of loan participations, whole loans and MBS.

  Set forth below is a summary by year of the components of loan servicing income (in thousands):

                                                    YEARS ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1997      1996      1995
                                                   --------  --------  --------
   Gross servicing income......................... $ 96,813  $ 99,263  $ 87,791
   GSE guarantee and other fees...................  (15,119)  (15,954)  (16,356)
   Amortization of MSR............................  (16,058)  (14,318)  (10,436)
   Valuation adjustment on MSR....................   (2,102)     (626)     (509)
                                                   --------  --------  --------
     Loan servicing income........................ $ 63,534  $ 68,365  $ 60,490
                                                   ========  ========  ========

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

(5) ACCRUED INTEREST RECEIVABLE

  Accrued interest receivable is summarized as follows (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                                1997     1996
                                                              -------- --------
   Interest on:
    Repurchase agreements and federal funds sold............. $    950 $    829
    Investment securities....................................      320      288
    MBS......................................................   54,049   62,816
    Loans receivable.........................................  138,719  145,906
                                                              -------- --------
                                                              $194,038 $209,839
                                                              ======== ========

(6) OPERATIONS OF REAL ESTATE

 REI

  The Company's REI was $146.5 million, net of an allowance of $107.8 million, and $147.9 million, net of an allowance of $132.4 million, at December 31, 1997 and 1996, respectively. The following table presents the Company's REI by type at December 31, 1997 (in thousands):

                                                     GROSS   ALLOWANCE   NET
                                                      BOOK      FOR      BOOK
                                                     VALUE    LOSSES    VALUE
                                                    -------- --------- --------
   REI held for sale:
    Residential REI................................ $ 11,513 $  8,794  $  2,719
    Commercial and industrial REI and undeveloped
     land..........................................   84,158    5,618    78,540
                                                    -------- --------  --------
                                                      95,671   14,412    81,259
                                                    -------- --------  --------
   Long-term REI:
    Residential REI................................   70,879   44,685    26,194
    Commercial and industrial REI and undeveloped
     land..........................................   87,741   48,676    39,065
                                                    -------- --------  --------
                                                     158,620   93,361    65,259
                                                    -------- --------  --------
   Total REI....................................... $254,291 $107,773  $146,518
                                                    ======== ========  ========

  There was no impairment of these REI at December 31, 1997.

  Included in other expenses are operations of REI, summarized as follows (in thousands):

                                                         YEARS ENDED DECEMBER
                                                                 31,
                                                        ----------------------
                                                         1997   1996    1995
                                                        ------ ------- -------
   Net loss (gain) on sales............................ $  909 $ 2,546 $(8,872)
   Provision for losses................................  2,000  26,296  49,660
   Net operating expense...............................    813   6,119   8,693
                                                        ------ ------- -------
     Total loss........................................ $3,722 $34,961 $49,481
                                                        ====== ======= =======

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

  The changes in the allowance for losses on REI are summarized as follows (in thousands):

                                                   YEARS ENDED DECEMBER 31,
                                                  -----------------------------
                                                    1997      1996       1995
                                                  --------  ---------  --------
   Beginning balance............................. $132,432  $ 283,748  $333,825
    Provision for losses.........................    2,000     26,296    49,660
    Charge-offs..................................  (26,659)  (177,612)  (99,737)
                                                  --------  ---------  --------
   Ending balance................................ $107,773  $ 132,432  $283,748
                                                  ========  =========  ========

 REO

  Included in other expenses are operations of REO, summarized as follows (in thousands):

                                                        YEARS ENDED DECEMBER 31,
                                                        ------------------------
                                                         1997     1996    1995
                                                        ------- -------- -------
   Net loss on sales................................... $ 7,608 $ 20,893 $13,643
   Provision for losses................................  26,297   40,572  41,198
   Net operating expense...............................  36,221   44,415  31,947
                                                        ------- -------- -------
     Total loss........................................ $70,126 $105,880 $86,788
                                                        ======= ======== =======

  The changes in allowance for losses on REO are summarized as follows (in thousands):

                                                    YEARS ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1997      1996      1995
                                                   --------  --------  --------
   Beginning balance.............................. $ 32,137  $ 38,080  $ 44,726
   Provision for losses...........................   26,297    40,572    41,198
   Charge-offs....................................  (47,034)  (46,515)  (47,844)
                                                   --------  --------  --------
     Ending balance............................... $ 11,400  $ 32,137  $ 38,080
                                                   ========  ========  ========

(7) PREMISES AND EQUIPMENT

  Premises and equipment at cost are summarized as follows (in thousands):

                                                              DECEMBER 31,
                                                           --------------------
                                                             1997       1996
                                                           ---------  ---------
   Land................................................... $ 105,778  $ 114,602
   Buildings..............................................   157,624    192,944
   Furniture, fixtures and equipment......................   348,782    336,081
   Leasehold improvements.................................   140,529    138,007
                                                           ---------  ---------
                                                             752,713    781,634
   Less accumulated depreciation and amortization.........  (388,087)  (357,067)
                                                           ---------  ---------
                                                           $ 364,626  $ 424,567
                                                           =========  =========

  There were no impairment losses recognized in the years ended December 31, 1997 and 1996.

  Total rental expense, including common area maintenance and rent escalation costs, in the Company's Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995 was $69.3 million, $73.4 million and $78.2 million, respectively.

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

  The following is a schedule by years of minimum future rentals on noncancelable operating leases, related principally to premises, as of December 31, 1997 (in thousands):

      1998............................................................. $ 65,552
      1999.............................................................   61,294
      2000.............................................................   56,679
      2001.............................................................   53,513
      2002.............................................................   51,416
      Thereafter.......................................................  379,573
                                                                        --------
                                                                        $668,027
                                                                        ========

(8) DEPOSITS

  Deposits are summarized as follows (dollars in thousands):

                             WEIGHTED                 DECEMBER 31,
                          AVERAGE RATE AT  ------------------------------------
                         DECEMBER 31, 1997       1997               1996
                         ----------------- -----------------  -----------------
Transaction accounts:
 Checking:
  Non-interest bearing..                   $ 1,116,050   3.5% $   985,594   2.8%
  Interest bearing......       0.99%         2,155,529   6.7    2,285,955   6.6
 Statement savings......       1.95          1,475,191   4.6    1,585,345   4.6
 Money market savings...       3.81          6,338,539  19.6    6,328,235  18.2
                                           ----------- -----  ----------- -----
  Total transaction
   accounts.............                    11,085,309  34.4   11,185,129  32.2
                                           ----------- -----  ----------- -----
Term accounts:
 Certificates of deposit
  under $100,000........       5.42         20,600,689  63.8   23,187,593  66.7
 Jumbo certificates of
  deposit...............       5.55            582,377   1.8      401,223   1.1
                                           ----------- -----  ----------- -----
  Total term accounts...                    21,183,066  65.6   23,588,816  67.8
                                           ----------- -----  ----------- -----
                                           $32,268,375 100.0% $34,773,945 100.0%
                                           =========== =====  =========== =====

  On June 19, 1997, the Company sold deposits totaling $916.3 million and branch premises of its 12 West Coast Florida branches for a pre-tax gain of $41.6 million.

  On March 21, 1997, the Company sold deposits totaling $251.4 million and branch premises of its four Arizona branches for a pre-tax gain of $16.0 million.

  On November 21, 1996, the Company sold deposits totaling $197.4 million and branch premises of its four San Antonio, Texas branches for a pre-tax gain of $6.9 million.

  On September 20, 1996, the Company purchased approximately $1.9 billion of deposits as a result of the First Interstate Bank branch acquisition. This included $728.5 million in checking accounts, $284.2 million in statement savings, $353.4 million in money market savings and $522.7 million in term accounts.

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

  The aggregate amounts of term account maturities at December 31, 1997 are as follows (dollars in thousands):

                                   AMOUNT MATURING DURING THE YEARS ENDED DECEMBER 31,
                         -----------------------------------------------------------------------
                            1998        1999      2000     2001    2002   THEREAFTER    TOTAL
                         ----------- ---------- -------- -------- ------- ---------- -----------
Term accounts:
  2.5% or less.......... $     9,680 $    2,083 $    114 $      2 $   --    $  --    $    11,879
  2.501%-3.5%...........      98,131          7      --       --      --       --         98,138
  3.501%-4.5%...........     355,395      1,048       52      --      --       --        356,495
  4.501%-5.5%...........   9,897,087    670,076   85,963   13,537      46    1,390    10,668,099
  5.501%-6.5%...........   8,404,218  1,081,235  224,779  121,006  20,408    3,732     9,855,378
  6.501%-7.5%...........      65,924     73,875   32,535    5,468   1,249      998       180,049
  7.501%-8.5%...........       1,251      2,305      907      226      13       37         4,739
  8.501%-15.5%..........       1,339      6,171      634       12      10      123         8,289
                         ----------- ---------- -------- -------- -------   ------   -----------
    Total term
     accounts........... $18,833,025 $1,836,800 $344,984 $140,251 $21,726   $6,280   $21,183,066
                         =========== ========== ======== ======== =======   ======   ===========

  The aggregate amounts of certificates of deposit in amounts of $100,000 or more at December 31, 1997 are summarized as follows (in thousands):

   3 months or less.................................................... $130,955
   Over 3 months through 6 months......................................  158,368
   Over 6 months through 12 months.....................................  275,097
   Over 12 months......................................................   17,957
                                                                        --------
         Total......................................................... $582,377
                                                                        ========

  At December 31, 1997 and 1996 the weighted average interest rate on the deposits, computed without the effect of compounding interest, was 4.47% and 4.40%, respectively. All government agency deposits, totaling $81.0 million at December 31, 1997, were secured by certain real estate loans of the Company amounting to $155.6 million.

  Interest expense on deposits by type of account is summarized as follows (in thousands):

                                                    YEARS ENDED DECEMBER 31,
                                                --------------------------------
                                                   1997       1996       1995
                                                ---------- ---------- ----------
   Checking.................................... $   21,625 $   21,449 $   24,833
   Statement savings...........................    245,197    244,315    279,345
   Term accounts...............................  1,212,616  1,258,109  1,531,412
                                                ---------- ---------- ----------
                                                $1,479,438 $1,523,873 $1,835,590
                                                ========== ========== ==========

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

(9) SHORT-TERM BORROWINGS

  Short-term borrowings are summarized as follows (dollars in thousands):

                                             1997        1996        1995
                                          ----------  ----------  ----------
   Securities sold under agreements to
    repurchase ("reverse purchase
    agreements"):
     Balance at December 31.............. $1,675,000  $1,820,000  $3,519,311
     Average balance.....................  2,264,288   2,236,360   3,122,938
     Maximum amount outstanding at any
      month end..........................  2,745,000   3,124,303   5,487,682
     Average interest rate:
       During the year...................       5.98%       6.05%       6.31%
       At December 31....................       6.28        6.10        5.97
   Federal funds purchased:
     Balance at December 31.............. $  804,000  $  200,000  $      --
     Average balance.....................    547,589      51,980       6,565
     Maximum amount outstanding at any
      month end..........................    890,000     200,000       6,096
     Average interest rate:
       During the year...................       5.71%       5.46%       5.95%
       At December 31....................       5.79        5.45         --
   Other short-term borrowings:
     Balance at December 31.............. $   33,861  $   10,529  $      --
     Average balance.....................      8,689       1,634         --
     Maximum amount outstanding at any
      month end..........................     33,861      13,921         --
     Average interest rate:
       During the year...................       5.20%       5.36%        -- %
       At December 31....................       5.18        4.96         --
   Accrued interest on short-term
    borrowings included in "Other
    liabilities"......................... $   30,237  $   14,060  $   58,337

  Reverse repurchase agreements require that the Company repurchase those securities which were sold. These securities are held by the counterparty. At December 31, 1997 reverse repurchase agreements are summarized as follows (dollars in thousands):

                                                                COLLATERAL
                                                           ---------------------
                                                  WEIGHTED  FEDERAL AGENCY MBS
                                                  AVERAGE  ---------------------
                                       REPURCHASE INTEREST    BOOK
                                       LIABILITY    RATE     VALUE*   FAIR VALUE
                                       ---------- -------- ---------- ----------
   Within 30 days..................... $  600,000   5.69%  $  660,110 $  640,712
   30-90 days.........................    500,000   5.77      549,944    525,332
   90-180 days........................    575,000   6.08      615,029    598,714
                                       ----------          ---------- ----------
                                       $1,675,000          $1,825,083 $1,764,758
                                       ==========          ========== ==========

--------
*  Book value includes accrued interest.

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

  Amounts outstanding with individual brokers at December 31, 1997 which exceeded ten percent of stockholders' equity were (dollars in thousands):

                                     WEIGHTED                   COLLATERAL
                                     AVERAGE              ----------------------
      COUNTERPARTY                   MATURITY BOOK VALUE* BOOK VALUE* FAIR VALUE
      ------------                   -------- ----------- ----------- ----------
   Salomon Brothers................. 76 days   $306,805    $325,385    $310,823
   Nomura Securities Inc. .......... 47 days    455,041     494,560     480,513
   Deutsche Morgan Grenfell......... 45 days    254,024     277,094     264,693

--------
*  Book value includes accrued interest.

(10) FHLB AND OTHER BORROWINGS

  These borrowings are summarized as follows (dollars in thousands):

                                                               DECEMBER 31,
                                                           ---------------------
                                                              1997       1996
                                                           ---------- ----------
FHLB advances with an effective average interest rate of
 6.16% (1997) and 5.94% (1996)...........................  $4,412,813 $3,138,725
Notes payable to FHLB with an effective average interest
 rate of 6.48% (1997) and 6.50% (1996)...................     400,000  1,302,647
Notes payable to various brokerage firms with an
 effective average interest rate of 5.93% (1997) and
 5.92% (1996)............................................   2,066,000  3,915,499
Medium term notes with an average contract interest rate
 of 6.64% (1997) and an effective average interest rate
 of 6.84% (1997) and an average contract interest rate of
 6.82% (1996) and an effective average interest rate of
 7.01% (1996), net of unamortized discount of $461 (1997)
 and $639 (1996).........................................     339,539    219,361
Subordinated notes payable with an average contract
 interest rate of 6.50% and an effective average interest
 rate of 6.62%, net of unamortized discount of $804......     124,196        --
Subordinated notes payable to FDIC with a contract
 interest rate based on the average equivalent coupon-
 issue yield on the U.S. Treasury's 52-week bills
 contract interest of 6.10% (1997) and 6.40% (1996)......     100,000    100,000
Subordinated notes with a weighted average contract
 interest rate of 7.93% (1997) and an effective average
 interest rate of 8.07% (1997), and a weighted average
 contract interest rate of 7.93% (1996) and an effective
 average interest rate of 8.08% (1996), net of
 unamortized discount of $2,611 (1997) and $3,416
 (1996)..................................................     622,389    621,584
Senior notes with a contract interest rate of 8.25% and
 effective interest rate of 8.42%, due October 1, 2002,
 net of unamortized discount of $1,655 (1997) and $2,003
 (1996)..................................................     248,345    247,997
Other, net of unamortized discount of $15 (1997) and $29
 (1996)..................................................       3,123      4,179
                                                           ---------- ----------
      Total FHLB and other borrowings....................  $8,316,405 $9,549,992
                                                           ========== ==========

  At December 31, 1997 the Company had outstanding and unused secured lines of credit totaling $86 million with the Federal Reserve Bank to cover overdrafts. The Company also had a letter of credit of $5 million with the Eleventh District of the FHLB to guarantee certain obligations.

  The FHLB advances and notes are secured by the stock of the FHLB totaling $412.0 million and certain real estate loans and MBS of the Company totaling $4.8 billion at December 31, 1997. All FHLB advances at

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

December 31, 1997 had prepayment penalty provisions. The notes payable to FHLB are due at various dates through 1998.

  During 1997 and 1996 the Company issued certain notes, all due within two years, to various lenders and the FHLB. These notes totaled $1.6 billion and $1.9 billion, at December 31, 1997 and 1996, respectively, and are secured by Company-owned MBS and/or loans totaling $1.6 billion and $1.9 billion, respectively. At December 31, 1997, these notes included ten two-year notes totaling $1.6 billion with an average interest rate of 5.59% and at December 31, 1996, included twelve two-year notes totaling $1.3 billion with an average interest rate of 5.38%. These notes are callable by the lender monthly, quarterly or annually. At December 31, 1996, these notes also included four two-year fixed rate notes for $620 million, with an average interest rate of 5.15%. The notes contain a provision that allows the lender one year after the settlement date to change the interest rate to be equal to LIBOR less 15 basis points. If this option is not exercised, the note's fixed interest rate will be reduced by 15 basis points.

  During 1997 the Company also issued to various lenders and the FHLB, notes indexed to LAMA, the 12-month moving average of one-month LIBOR. The notes mature within two years. At December 31, 1997, these notes totaled $250.0 million. At December 31, 1997, the Company had committed to additional LAMA-indexed borrowings of $900.0 million.

  In March 1997, the Company issued two medium term notes totaling $80 million which will mature in March 1998, bearing an interest rate of 6.15%. In April 1997, the Company issued two medium term notes totaling $100 million which will mature within two years and bear a weighted average interest rate of 6.26%. In August 1997, the Company issued $125 million in subordinated debt which will mature on August 15, 2004 and bears an interest rate of 6.50%.

  In July 1996, the Company issued Medium Term Notes totaling $60 million. The notes matured in April 1997 and had a fixed interest rate of 6.00%. In February 1996, $200 million of Medium Term Notes with a coupon interest rate of 5.98% matured. In March 1996, $300 million of term notes with an effective interest rate of 4.46% matured, and the Company redeemed at par its $250 million of 10.5% subordinated notes.

  The aggregate amounts of principal maturities for FHLB and other borrowings, excluding unamortized discounts, at December 31, 1997 were (dollars in thousands):

       1998.................................. $5,102,681  61.3%
       1999..................................  1,804,281  21.7
       2000..................................    798,094   9.6
       2001..................................     41,315   0.5
       2002..................................    265,889   3.2
       Thereafter............................    309,691   3.7
                                              ---------- -----
                                              $8,321,951 100.0%
                                              ========== =====

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

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

(11) FAIR VALUE OF FINANCIAL INSTRUMENTS

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

 Amortizing Swap Agreements

  The fair value of the Company's amortizing swap agreements reflect the estimated amounts the Company would have paid to the counterparties if the Company elected termination of the agreements as of the end of 1997 and 1996, respectively.

 FHLB Stock

  The fair value of FHLB stock approximates its carrying value.

 Investment Securities and MBS

  The fair value of investment securities with maturities greater than 90 days and the fair value of MBS are based on bid prices published in financial newspapers or bid quotations received from securities broker-dealers.

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

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

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

  The fair values of consumer and business banking loans are calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loans.

 MSR

  The fair value of MSR on the Company's portfolio of loans serviced for investors is determined based on the estimated discounted net cash flow to be received, less the estimated cost of servicing and credit enhancements.

 Deposits

  The fair value of deposits with no stated maturity ("core deposits") is equal to the amount payable on demand. The fair value of term accounts is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for alternative sources of funds with comparable remaining maturities. These amounts do not include the fair value of a core deposit intangible asset as it is not a financial instrument as defined by the Financial Accounting Standards Board.

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

  The estimated fair values of the Company's financial instruments at December 31, 1997 and 1996 were as follows (in thousands):

                                       1997                     1996
                              -----------------------  -----------------------
                               CARRYING                 CARRYING
                                AMOUNT    FAIR VALUE     AMOUNT    FAIR VALUE
                              ----------- -----------  ----------- -----------
Cash and cash equivalents.... $ 1,159,107 $ 1,159,107  $ 1,443,860 $ 1,443,860
Amortizing swap agreements...         --          (85)         --         (256)
Investment securities........       9,669       9,675       11,597      11,615
MBS..........................  12,791,391  12,834,721   14,296,512  14,341,209
Loans receivable, net........  30,484,191  30,882,975   31,789,158  31,604,189
MSR..........................      96,120     136,413       88,074     184,646
Deposits.....................  32,268,375  32,301,235   34,773,945  33,137,856
Short-term borrowings........   2,512,861   2,533,077    2,030,529   2,040,621
FHLB and other borrowings....   8,316,405   8,451,214    9,549,992   9,597,455
Capital Securities of
 Subsidiary Trust............     148,464     162,498      148,413     151,298

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

(12) INCOME TAXES

  The provision for income taxes from continuing operations consisted of the following (in thousands):

                                                      YEARS ENDED DECEMBER 31,
                                                     ---------------------------
                                                       1997     1996      1995
                                                     -------- --------  --------
   Current:
     Federal........................................ $177,737 $(60,283) $258,105
     State and local................................   35,041   20,962    61,403
                                                     -------- --------  --------
                                                      212,778  (39,321)  319,508
                                                     -------- --------  --------
   Deferred:
     Federal........................................   15,857  108,349    51,161
     State and local................................   12,365  (33,728)    3,031
                                                     -------- --------  --------
                                                       28,222   74,621    54,192
                                                     -------- --------  --------
                                                     $241,000 $ 35,300  $373,700
                                                     ======== ========  ========

  Total income taxes (benefits) were allocated as follows (in thousands):

                                                     YEARS ENDED DECEMBER 31,
                                                    ---------------------------
                                                      1997     1996      1995
                                                    -------- --------  --------
   Continuing operations........................... $241,000 $ 35,300  $373,700
   Stockholders' equity............................   60,631  (73,033)   50,656
   Other assets or liabilities.....................      --       (25)       43
                                                    -------- --------  --------
       Total income taxes (benefits)............... $301,631 $(37,758) $424,399
                                                    ======== ========  ========

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 were as follows (in thousands):

                                                             DECEMBER 31,
                                                          --------------------
                                                            1997       1996
                                                          ---------  ---------
   Deferred tax assets:
     Provision for losses on loans and REO............... $ 154,877  $ 179,218
     Basis differences on REI and partnerships...........    14,916     25,330
     Delinquent accrued interest.........................     1,603      2,320
     State and local taxes...............................    13,905        --
     Purchase accounting differences.....................    29,410     27,857
     Compensation differences............................    14,031     10,688
     Net operating and capital losses....................    13,740      4,876
     Investment in subsidiaries..........................    48,054     52,799
     Unrealized loss on securities.......................       --      54,407
     Recurring liabilities...............................     2,067        --
     Other...............................................     1,355      3,260
                                                          ---------  ---------
       Total deferred tax assets.........................   293,958    360,755
     Valuation allowance.................................    (7,199)   (10,535)
                                                          ---------  ---------
       Total deferred tax assets, net of valuation
        allowance........................................   286,759    350,220
                                                          ---------  ---------
   Deferred tax liabilities:
     Loan fee income.....................................  (188,814)  (191,657)
     FHLB stock dividends................................  (133,994)  (126,753)
     Gains on loan sales.................................   (33,121)   (23,981)
     Accrued interest on tax settlements.................   (16,620)   (16,909)
     Basis difference on premises and equipment..........   (46,196)   (35,358)
     State and local taxes...............................       --      (6,074)
     Recurring liabilities...............................       --      (5,788)
     Unrealized gains on securities......................   (29,807)       --
                                                          ---------  ---------
       Total deferred tax liabilities....................  (448,552)  (406,520)
                                                          ---------  ---------
       Net deferred tax liability........................ $(161,793) $ (56,300)
                                                          =========  =========

  The Company establishes a valuation allowance if it does not determine that a deferred tax asset is more likely than not to be realized. The valuation allowance at December 31, 1997 and 1996 relates to the realizability of tax basis differences on subsidiaries.

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

  Income taxes in the accompanying Consolidated Financial Statements have been provided at effective tax rates of 36.8%, 19.6% and 45.3% for 1997, 1996 and 1995, respectively. These rates differ from statutory federal income tax rates. The differences were as follows (dollars in thousands):

                                        YEARS ENDED DECEMBER 31,
                               -----------------------------------------------
                                   1997             1996            1995
                               --------------  ---------------  --------------
Taxes at statutory rate....... $229,174  35.0% $ 63,195   35.0% $288,626  35.0%
Increases (reductions) in
 taxes resulting from:
  State income tax, net of
   federal income tax benefit.   37,145   5.7     8,602    4.7    41,882   5.1
  Tax basis adjustments for
   assets and liabilities of
   companies acquired.........      --    --        --     --     38,983   4.7
  Valuation allowance
   reduction, net of
   applicable federal income
   tax........................   (3,600) (0.6)  (35,400) (19.6)      --    --
  Sale of preferred stock of
   subsidiary.................   (7,000) (1.1)      --     --        --    --
  Federal and state tax
   credits....................   (9,600) (1.5)      --     --        --    --
  Cash surrender value in
   excess of premiums of
   company-owned life
   insurance..................   (2,009) (0.3)     (618)  (0.3)     (270) (0.1)
  Reduction of liabilities
   from prior periods.........   (2,900) (0.4)   (1,000)  (0.5)      --    --
  Other.......................     (210)  --        521    0.3     4,479   0.6
                               --------  ----  --------  -----  --------  ----
Provision for income taxes.... $241,000  36.8% $ 35,300   19.6% $373,700  45.3%
                               ========  ====  ========  =====  ========  ====

  The Company had total net operating losses of $14.3 million at December 31, 1997. Included in the total are $7.0 million of acquired net operating losses which expire in 2001 and are subject to limitations under Internal Revenue Code Section 382 which limit the Company's use of the losses to $16.8 million each year. The remaining $7.3 million of net operating losses expire in 2011 and are attributable to a subsidiary that is not included in the federal consolidated income tax return of the Company. The Company also had state capital losses of $95.7 million which expire in 2001.

  Provisions of the Small Business Job Protection Act of 1996 (the "Act") significantly altered the Company's tax bad debt deduction method and the circumstances that would require a tax bad debt reserve recapture. Prior to enactment of the Act, savings institutions were permitted to compute their tax bad debt deduction through use of either the reserve method or the percentage-of-taxable income method. The Act repealed both of these methods for large savings institutions and allows for bad debt deductions using the charge-off method. While repealing the reserve method for computing tax bad debt deductions, the Act retained existing base year bad debt reserves and requires that these reserves be recaptured into taxable income only in limited situations, such as in the event of certain excess distributions or complete liquidation. None of the limited circumstances requiring recapture are contemplated by the Company. The amount of the Company's tax bad debt reserves subject to recapture in these circumstances approximates $691 million at December 31, 1997. Due to the indefinite nature of the recapture provisions, no tax liability has been established in the accompanying Consolidated Financial Statements.

  The IRS is currently examining the Company's tax returns for the years 1990 through 1993.

(13) CONTINGENT LIABILITIES

  The Company is involved in litigation and may be subject to claims arising in the normal course of business. In the opinion of management the amount of ultimate liability with respect to these matters in the aggregate will not have a material adverse effect on the Company.

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

(14) STOCKHOLDERS' EQUITY AND INCOME PER COMMON SHARE

  At December 31, 1997, the Company had two series of preferred stock outstanding: 8.40% Preferred Stock, Series C ("Series C") and 6% Cumulative Convertible Preferred stock, Series D ("Series D").

  Series C paid a dividend rate of 8.40%, payable quarterly on the first business day of March, June, September and December. Series C had a liquidation preference of $195.0 million at December 31, 1997. On March 2, 1998, the Company redeemed at par the entire $195.0 million of Series C.

  Series D pays a dividend rate of 6.00%, payable quarterly on the first business day of March, June, September and December. Series D is convertible to the Company's Common Stock at a rate of $24.335 per share of Common Stock. At December 31, 1997, there were 568,398 Series D shares outstanding, with a liquidation preference of $284.2 million, which are convertible into 11.7 million shares of Common Stock.

  The following is a summary of the calculation of income per common share (dollars in thousands, except per share data):

                                              YEARS ENDED DECEMBER 31,
                                         -------------------------------------
                                            1997         1996         1995
                                         -----------  -----------  -----------
Net income:
  Net income before cumulative effect of
   accounting change.................... $   413,782  $   145,258  $   450,946
  Less accumulated dividends on
   preferred stock......................     (33,599)     (44,921)     (50,430)
                                         -----------  -----------  -----------
  Net income attributable to common
   shares before cumulative effect of
   accounting change....................     380,183      100,337      400,516
  Cumulative effect of change in
   accounting for goodwill..............         --           --      (234,742)
                                         -----------  -----------  -----------
  Basic net income attributable to
   common shares........................     380,183      100,337      165,774
  Add accumulated dividends paid on
   convertible preferred stock,
   Series D.............................      17,219          --        17,250
                                         -----------  -----------  -----------
    Diluted net income attributable to
     common shares...................... $   397,402  $   100,337  $   183,024
                                         ===========  ===========  ===========
Weighted average shares:
  Basic weighted average number of
   common shares outstanding............  97,162,327  108,650,585  117,204,021
  Dilutive effect of outstanding common
   stock equivalents....................  13,665,658          --    12,684,308
                                         -----------  -----------  -----------
    Diluted weighted average number of
     common shares outstanding.......... 110,827,985  108,650,585  129,888,329
                                         ===========  ===========  ===========
Per share:
  Basic income per common share before
   cumulative effect of accounting
   change............................... $      3.91  $      0.92  $      3.41
  Cumulative effect of change in
   accounting for goodwill..............         --           --         (2.00)
                                         -----------  -----------  -----------
    Basic income per common share....... $      3.91  $      0.92  $      1.41
                                         ===========  ===========  ===========
  Diluted income per common share before
   cumulative effect of accounting
   change............................... $      3.59  $      0.92  $      3.22
  Cumulative effect of change in
   accounting for goodwill..............         --           --         (1.81)
                                         -----------  -----------  -----------
    Diluted income per common share..... $      3.59  $      0.92  $      1.41
                                         ===========  ===========  ===========

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

  Common stock equivalents identified by the Company in determining its diluted income per common share are stock options, stock options with stock appreciation rights and the effect of Series D.

  Pursuant to a Rights Agreement, dated November 7, 1997, between the Company and First Chicago Trust Company of New York, as Rights Agent, a dividend of one preferred share purchase right ("Right") was declared for each share of the Company's then outstanding common stock. One Right will be issued with respect to each share of common stock which becomes outstanding after November 7, 1997 but prior to the earlier of the Distribution Date (as defined) or the Expiration Date (as defined) (provided that under certain circumstances Rights may be issued with respect to shares of common stock which become outstanding after the Distribution Date but prior to the Expiration Date).

  The Rights become exercisable on the Distribution Date, which is a specified number of days following (i) an individual or entity becoming the beneficial owner of 15% or more of the Company's common stock or (ii) the announcement of a tender or exchange offer which would result in an individual or entity becoming the beneficial owner of 15% or more of the Company's common stock.

  Upon exercise, the holder of a Right is entitled to receive, upon payment of the exercise price, which is initially $240, one one-thousandth of a share of Series A Junior Participating Preferred Stock ("Series A Preferred Stock"). Each share of Series A Preferred Stock provides for dividend, voting and liquidation rights equivalent to 1,000 shares of the Company's common stock. The exercise price, the number of shares of Series A Preferred Stock subject to a Right and the terms of the Series A Preferred Stock are subject to adjustment in certain circumstances, including stock dividends, stock splits, reverse stock splits and stock reclassifications.

  If an individual or entity becomes the beneficial owner of 15% or more of the Company's common stock (the first occurrence of which is referred to as a "Flip-In Event"), upon exercise, the holder of a Right (other than the individual or entity who is the beneficial owner of 15% or more of the Company's common stock) will be entitled to receive, in lieu of one one-thousandth of a share of Series A Preferred Stock, that number of shares of the Company's common stock with a then market value equal to two times the exercise price.

  If, after a Flip-In Event, (i) the Company is consolidated or merged with another entity or (ii) assets or earning power aggregating 50% or more of the assets or earning power of the Company are sold or transferred, upon exercise, the holder of a Right (other than the individual or entity who was the beneficial owner of 15% or more of the Company's common stock) will be entitled to receive, in lieu of one one-thousandth of a share of Series A Preferred Stock or shares of the Company's common stock, that number of shares of the surviving or purchasing company's common stock with a then market value equal to two times the exercise price.

  The Rights expire on the Expiration Date, which is the earliest of November 6, 2007, the redemption of the rights by the Company (permitted only prior to a Flip-In Event) or the exchange by the Company of a share of common stock for each Right (permitted only after a Flip-In Event).

(15) REGULATORY CAPITAL AND DIVIDENDS

  The Office of Thrift Supervision ("OTS") has adopted regulations that contain a capital standard for savings institutions ("OTS Capital
Regulations"). Home Savings is in compliance with the OTS Capital Regulations at December 31, 1997.

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

  At December 31, 1997, Home Savings' capital amounts and ratios were as follows (dollars in thousands):

                                                                BALANCE   RATIO
                                                               ---------- -----
   Tangible capital (to adjusted total assets)................ $2,703,074  5.86%
   Core capital (to adjusted total assets)....................  2,706,337  5.87
   Core capital (to risk-weighted assets).....................  2,706,337  9.14
   Total risk-based capital (to risk-weighted assets).........  3,494,471 11.80

  The payment of dividends is subject to certain federal income tax consequences. Specifically, Home Savings is capable of paying dividends to Ahmanson in any year without incurring tax liability only if such dividends do not exceed both the tax basis current year earnings and profits and accumulated tax earnings and profits as of the beginning of the year.

  Thirty days' prior notice to the OTS of the intent to declare dividends is required for the declaration of such dividends by Home Savings. The OTS Capital Regulations generally allow a savings institution which meets its capital requirements to distribute without OTS approval dividends up to 100% of the institution's net income during a calendar year plus the amount that would reduce the institution's "surplus capital ratio" (the excess over its capital requirement) to one-half of its surplus capital ratio at the beginning of the calendar year. At January 1, 1998 Home Savings could have paid dividends of approximately $564.4 million without OTS approval. However, the OTS has the authority to preclude the declaration of any dividends or adopt more stringent amendments to the OTS Capital Regulations.

(16) EMPLOYEE BENEFIT PLANS

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

  The Plan's funded status and liabilities accrued in the Company's Consolidated Statements of Financial Condition at December 31, 1997 and 1996 were as follows (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                                1997     1996
                                                              -------- --------
   Actuarial present value of benefit obligations:
     Vested accumulated benefits............................  $277,502 $231,480
     Nonvested accumulated benefits.........................     8,514    7,696
                                                              -------- --------
       Total accumulated benefits...........................  $286,016 $239,176
                                                              ======== ========
     Projected benefit obligation for service rendered to
      date..................................................  $305,719 $261,027
   Plan assets at fair value; primarily listed common
    stocks, U.S. government obligations and corporate bonds
    and debentures..........................................   339,665  306,200
                                                              -------- --------
   Funded status--Plan assets in excess of projected
    benefit.................................................    33,946   45,173
   Items not yet recognized in income:
     Unrecognized net loss..................................    16,999   10,588
     Prior service cost not yet recognized in net periodic
      pension cost..........................................       239      378
     Unrecognized transition asset being recognized over 8.8
      years.................................................       --      (577)
                                                              -------- --------
       Prepaid pension cost.................................  $ 51,184 $ 55,562
                                                              ======== ========

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

  Net pension expense for the Plan for 1997, 1996 and 1995 included the following components (in thousands):

                                                      1997     1996     1995
                                                     -------  -------  -------
   Service cost-benefits earned during the period... $11,836  $ 9,863  $ 9,006
   Interest cost on projected benefit obligations...  19,685   16,963   16,056
   Actual return on plan assets..................... (49,914) (49,920) (43,221)
   Net amortization and deferral....................  22,771   26,172   24,015
                                                     -------  -------  -------
       Net pension expense.......................... $ 4,378  $ 3,078  $ 5,856
                                                     =======  =======  =======

  As prescribed by SFAS No. 87, the Company uses the projected unit credit actuarial cost method for financial reporting purposes. The discount rate and weighted average rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligations for the qualified plan were 7.5% and 4.5%, respectively, as of December 31, 1997. The expected long-term weighted average rate of return on assets was 9.0%.

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

  The Company holds life insurance policies in connection with certain employee and directors' benefits, including the SERP and the ODRP. The Company is the owner and beneficiary of these policies. The estimated cash surrender value of the company-owned life insurance, included in "Other assets" of the Company, was $150.7 million and $124.0 million at December 31, 1997 and 1996, respectively.

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

  The Nonqualified Plans' funded status and liabilities accrued in the Company's Consolidated Statements of Financial Condition at December 31, 1997 and 1996 were as follows (in thousands):

                                                                DECEMBER 31,
                                                               ----------------
                                                                1997     1996
                                                               -------  -------
   Actuarial present value of benefit obligations:
     Vested accumulated benefits.............................  $27,358  $25,347
     Nonvested accumulated benefits..........................      943      631
                                                               -------  -------
       Total accumulated benefits............................  $28,301  $25,978
                                                               =======  =======
     Projected benefit obligation for service rendered to
      date...................................................  $32,038  $28,365
   Plan assets at fair value.................................      --       --
                                                               -------  -------
   Funded status--Projected benefit in excess of plan assets.   32,038   28,365
   Items not yet recognized in income:
     Unrecognized net loss...................................   (8,109)  (5,065)
     Prior service cost not yet recognized in net periodic
      pension cost...........................................   (4,156)  (4,680)
     Unrecognized net obligation being recognized over 15
      years..................................................   (1,135)  (1,428)
     Adjustment required to reflect minimum liability........    9,663    8,785
                                                               -------  -------
     Accrued pension cost....................................  $28,301  $25,977
                                                               =======  =======

  The net pension expense for the Nonqualified Plans for 1997, 1996 and 1995 included the following components (in thousands):

                                                            1997   1996   1995
                                                           ------ ------ ------
   Service cost-benefits earned during the period......... $  432 $  315 $  208
   Interest cost on projected benefit obligations.........  2,117  1,956  2,001
   Net amortization and deferral..........................  1,013    891    751
                                                           ------ ------ ------
       Net pension expense................................ $3,562 $3,162 $2,960
                                                           ====== ====== ======

  The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation for the Nonqualified Plans were 7.5% and 4.5%, respectively, as of December 31, 1997.

  The Company has a Savings Plan for employees which allows participants to make contributions by salary deduction equal to 15% or less of their salary pursuant to Section 401(k) of the Internal Revenue Code. Employee contributions are generally matched by the Company at the rate of one dollar per dollar up to 3% of the employee's salary. Employees vest immediately in their own contributions and they vest in the Company's contributions based on years of service. Total Company contributions and administrative expenses of the Savings Plan were $6.0 million, $6.1 million and $7.2 million in 1997, 1996 and 1995, respectively.

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

 Other Postretirement Benefit Plans

  The Company provides certain postretirement benefits, including health care, life insurance and dental care, to qualifying retired employees. The level of these postretirement benefits are at the discretion of the Company. The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.50% as of December 31, 1997. The Company accounts for other postretirement benefits using SFAS No. 106, "Employers' Accounting for Post Retirement Benefits Other Than Pensions." SFAS No. 106 requires accrual, during the years employees render service to earn the benefits, of the expected cost of providing the benefits to the employees, their beneficiaries and covered dependents.

  The accumulated postretirement benefits obligation at December 31, 1997 and 1996 were as follows (in thousands):

                                                                DECEMBER 31,
                                                               ----------------
                                                                1997     1996
                                                               -------  -------
   Accumulated postretirement benefit obligation:
     Retirees................................................  $11,789  $11,333
     Fully eligible active employees.........................      504      402
     Other active employees..................................    1,082      656
                                                               -------  -------
       Total accumulated postretirement benefit obligation...   13,375   12,391
   Plan assets at fair value.................................      --       --
                                                               -------  -------
   Funded status--Accumulated benefit obligation in excess of
    plan assets..............................................   13,375   12,391
   Unrecognized transition obligation being recognized over
    20 years.................................................   (8,737) (11,545)
   Unrecognized gain (loss)..................................   (3,713)     360
                                                               -------  -------
       Accrued postretirement benefit cost...................  $   925  $ 1,206
                                                               =======  =======

  The total postretirement benefit expense for the Plan for 1997, 1996 and 1995 included the following components (in thousands):

                                                               DECEMBER 31,
                                                           --------------------
                                                            1997   1996   1995
                                                           ------ ------ ------
   Service cost........................................... $   79 $  131 $  207
   Amortization of transition obligation..................    676    806    806
   Interest cost..........................................  1,005  1,174  1,400
                                                           ------ ------ ------
     Total postretirement benefit expense................. $1,760 $2,111 $2,413
                                                           ====== ====== ======

 Stock Compensation Plans

  As of December 31, 1997 there were 3,865,199 shares of the Company's Common Stock available for awards and grants to officers, key employees and directors of the Company under the 1993 Stock Incentive Plan (the "1993 Plan"). The 1993 Plan and the 1984 Stock Incentive Plan ("the 1984 Plan") provide for the issuance of Incentive and Nonqualified Stock Options and Restricted Stock Awards ("RSAs"). No further awards may be made under the 1984 Plan. The 1993 and 1984 Plans also provide for the issuance of Stock Appreciation Rights ("SARs") in tandem with Nonqualified and Incentive Stock Options. Nonqualified and Incentive Stock Options permit participants to purchase shares of the Company's Common Stock at a price per share not less than the fair market value per share on the date of grant. RSAs provide for the issuance of shares of the Company's Common Stock without payment or upon payment by the participants of up to 10% of the fair market value of the shares. SARs provide the recipient with the right to receive payment in cash or shares of the

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

Company's Common Stock equal to the appreciation in value of the optioned shares from the date of grant in lieu of exercising the related stock option. These SARs become exercisable at the same times as the related options.

  Generally, stock option awards vest over a period of either six months or 33-1/3% for each of the first three years from the date of grant and have exercise periods of ten years and one month from the date of grant. The following table summarizes the option vesting schedule for outstanding options:

                                                NUMBER OF OPTIONS VESTING BY YEAR
                                     -------------------------------------------------------
                           OPTIONS    PRIOR
EXPIRATION DATE          OUTSTANDING TO 1995  1995    1996    1997    1998    1999    2000
---------------          ----------- ------- ------- ------- ------- ------- ------- -------
Prior to 2005...........    448,107  368,676  47,933  31,498     --      --      --      --
2005....................    699,381      --  218,259 237,111 111,837 132,174     --      --
2006....................  1,050,483      --      --  451,457 322,586 128,222 148,218     --
2007....................    964,346      --      --      --  289,909 398,869 137,784 137,784
                          ---------  ------- ------- ------- ------- ------- ------- -------
                          3,162,317  368,676 266,192 720,066 724,332 659,265 286,002 137,784
                          =========  ======= ======= ======= ======= ======= ======= =======

  At December 31, 1997, the Company had three stock compensation plans which the Company continues to account for in accordance with APB No. 25. Total compensation (reduction) expense related to these stock compensation plans was ($0.3) million, $1.1 million and $4.7 million for 1997, 1996 and 1995, respectively. Had compensation expense for the Company's stock compensation plans been determined consistent with the alternate method permitted by SFAS No. 123, the Company's net income and income per share would have been reduced to the pro forma amounts indicated below (dollars in thousands, except per share data):

                                                        1997     1996     1995
                                                      -------- -------- --------
   Net income:
     As reported..................................... $413,782 $145,258 $216,204
     Pro forma.......................................  406,957  140,942  214,601
   Basic income per share:
     As reported..................................... $   3.91 $   0.92 $   1.41
     Pro forma.......................................     3.84     0.88     1.40
   Diluted income per share:
     As reported..................................... $   3.59 $   0.92 $   1.41
     Pro forma.......................................     3.52     0.88     1.40

  The fair value of each option granted in 1997, 1996 and 1995, estimated on December 31, 1997, 1996 and 1995, using the Black-Scholes option-pricing model, was computed based on the following weighted average assumptions:

                                1997              1996              1995
                           ----------------  ----------------  ----------------
                            STOCK             STOCK             STOCK
                           OPTIONS   RSAS    OPTIONS   RSAS    OPTIONS   RSAS
                           -------  -------  -------  -------  -------  -------
Dividend yield............    2.11%    2.12%    2.71%    2.71%    3.32%    3.32%
Expected volatility.......   30.99    25.96    31.49    24.15    31.96    23.72
Risk-free interest rate...    6.29     6.08     6.29     6.01     5.50     5.24
Expected lives............ 7 years  3 years  7 years  3 years  7 years  3 years

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

  The following is a summary of RSA transactions in 1997, 1996 and 1995. Final restrictions lapse in the year 2002.

                               1997              1996              1995
                         ----------------- ----------------- ------------------
                                  WEIGHTED          WEIGHTED           WEIGHTED
                                  AVERAGE           AVERAGE            AVERAGE
                                  ISSUANCE          ISSUANCE           ISSUANCE
                         SHARES    PRICE   SHARES    PRICE    SHARES    PRICE
                         -------  -------- -------  -------- --------  --------
Balance beginning of
 year................... 111,526   $24.73   65,416   $15.61   172,514   $14.71
  Granted and issued....  24,000    43.31  113,147    24.67     9,000    21.21
                         -------           -------           --------
                         135,526           178,563            181,514
  Cancelled.............  (1,768)   29.06      --              (9,911)   16.20
  Restrictions lapsed...  (4,698)   27.30  (67,037)   15.74  (106,187)   14.56
                         -------           -------           --------
Balance end of year..... 129,060    28.03  111,526    24.73    65,416    15.61
                         =======           =======           ========

  Total compensation expense related to RSAs was $0.5 million, $0.4 million and $0.9 million for 1997, 1996 and 1995, respectively.

  At December 31, 1997 options to purchase 3,162,317 shares of the Company's Common Stock under the 1984 and 1993 Plans were outstanding as follows:

                              OPTIONS OUTSTANDING         OPTIONS EXERCISABLE
                         ----------------------------- -------------------------
                                              WEIGHTED           WEIGHTED
                                              AVERAGE            AVERAGE  SHARES
     RANGE OF EXERCISE             EXPIRATION EXERCISE           EXERCISE  WITH
          PRICES          SHARES      DATE     PRICE    SHARES    PRICE    SARS
     -----------------   --------- ---------- -------- --------- -------- ------
     $   16.94              17,590    1998     $16.94     17,590  $16.94    --
      21.56-22.25           36,624    1999      21.80     36,624   21.80  4,194
        13.13                9,903    2000      13.13      9,903   13.13    --
      13.94-18.19           57,576    2001      15.82     57,576   15.82    --
        14.94               49,307    2002      14.94     49,307   14.94    --
      17.13-17.75          277,107    2003      17.73    277,107   17.73    --
      16.00-25.94          699,381    2005      19.51    567,207   19.51    --
      23.56-31.38        1,050,483    2006      25.46    774,043   25.84    --
      32.88-61.19          964,346    2007      44.32    289,909   37.99    --
                         ---------                     ---------          -----
                         3,162,317              28.75  2,079,266   24.00  4,194
                         =========                     =========          =====

  There was no compensation expense recognized upon the issuance of options as the exercise price of the options was equal to the market price of the stock on the grant dates. Total compensation (reduction) expense related to SARs was ($0.9) million, $0.7 million and $3.8 million for 1997, 1996 and 1995, respectively.

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

  Option transactions under the 1979, 1984 and 1993 Plans during 1997, 1996 and 1995 were as follows:

                                 1997                 1996                1995
                          -------------------- ------------------- -------------------
                                      WEIGHTED            WEIGHTED            WEIGHTED
                                      AVERAGE             AVERAGE             AVERAGE
                                      EXERCISE            EXERCISE            EXERCISE
                            SHARES     PRICE    SHARES     PRICE    SHARES     PRICE
                          ----------  -------- ---------  -------- ---------  --------
Outstanding at beginning
 of year................   3,686,237   $21.08  3,361,164   $18.35  3,412,598   $17.24
  Options granted:
    Without SARs........   1,016,846    44.00  1,455,286    25.24  1,203,608    19.71
  Options cancelled:
    With SARs...........     (10,556)    7.74        --                  --
    Upon exercise of
     SARs...............     (26,982)   17.75    (16,422)   18.74   (310,915)   16.73
    Without SARs........    (108,485)   24.81   (106,615)   19.10   (106,153)   17.66
  Options exercised:
    Without SARs........  (1,296,670)   20.56   (950,690)   18.13   (765,524)   16.48
    With SARs cancelled.     (98,073)   16.58    (56,486)   19.75    (72,450)   16.32
                          ----------           ---------           ---------
Outstanding at end of
 year...................   3,162,317    28.75  3,686,237    21.08  3,361,164    18.35
                          ==========           =========           =========
Exercisable at end of
 year...................   2,079,266    24.00  2,567,772    19.86  2,342,538    17.68
                          ==========           =========           =========

  The weighted average exercise price of options granted during the year was equal to the weighted average fair value.

  As of December 31, 1997, the $90.9 million of stock options outstanding under the 1984 and 1993 Plans have exercise prices between $13.13 and $61.19 and a weighted average remaining contractual life of 8 years.

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

(17) FINANCIAL HIGHLIGHTS BY PRINCIPAL BUSINESS OPERATIONS

  Financial highlights concerning the Company's principal business operations (industry segments) at or for the years ended December 31, 1997, 1996 and 1995 are as follows (in thousands):

                                             1997         1996         1995
                                          -----------  -----------  -----------
Revenues:
  Savings and lending...................  $ 3,591,475  $ 3,632,158  $ 4,307,271
  Mortgage banking......................      104,858      127,420       85,419
  Corporate and other...................       36,609        7,015        4,810
                                          -----------  -----------  -----------
    Consolidated revenues...............  $ 3,732,942  $ 3,766,593  $ 4,397,500
                                          ===========  ===========  ===========
Operating income before taxes and
 cumulative effect of accounting change:
  Savings and lending...................  $   704,028  $   232,215  $   933,734
  Mortgage banking......................       22,589       35,613       18,299
  Corporate and other...................      (71,835)     (87,270)    (127,387)
                                          -----------  -----------  -----------
    Consolidated operating income before
     income taxes and cumulative effect
     of accounting change...............  $   654,782  $   180,558  $   824,646
                                          ===========  ===========  ===========
Assets:
  Savings and lending...................  $45,719,893  $48,473,974  $48,997,401
  Mortgage banking......................      756,378    1,331,260    1,201,055
  Corporate and other...................      202,481       96,810      331,130
                                          -----------  -----------  -----------
    Consolidated assets.................  $46,678,752  $49,902,044  $50,529,586
                                          ===========  ===========  ===========

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

(18) PARENT COMPANY FINANCIAL INFORMATION

  See other Notes to Consolidated Financial Statements.

                                                              DECEMBER 31,
                                                          ---------------------
                                                             1997       1996
                                                          ---------- ----------
                                                             (in thousands)
CONDENSED STATEMENTS OF FINANCIAL CONDITION
Assets:
  Cash and amounts due from banks........................ $      587 $      596
  Securities purchased under agreements to resell........     68,800     27,700
  Short-term investments due from Home Savings...........    236,104    182,064
  Other short-term investments...........................        --       8,976
                                                          ---------- ----------
    Total cash and cash equivalents......................    305,491    219,336
  Accounts and notes receivable from subsidiaries........    172,374    286,289
  Investment in Home Savings.............................  2,959,657  2,885,151
  Investment in other subsidiaries.......................     28,804     54,777
  Income taxes receivable................................     42,307        --
  Other assets...........................................    149,714    136,694
                                                          ---------- ----------
                                                          $3,658,347 $3,582,247
                                                          ========== ==========
Liabilities and Stockholders' Equity:
  Notes payable.......................................... $  961,347 $  840,400
  Notes payable to subsidiaries..........................    259,291    254,547
  Accrued expenses and other liabilities.................     42,264     40,973
  Income taxes payable...................................        --      13,278
                                                          ---------- ----------
    Total liabilities....................................  1,262,902  1,149,198
  Stockholders' equity...................................  2,395,445  2,433,049
                                                          ---------- ----------
                                                          $3,658,347 $3,582,247
                                                          ========== ==========

                                                   YEARS ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1997      1996      1995
                                                  --------  --------  --------
                                                        (in thousands)
CONDENSED STATEMENTS OF OPERATIONS
Income:
  Cash dividends from Home Savings............... $505,797  $307,000  $410,000
  Cash dividends from other subsidiaries.........   20,414    35,200    32,000
  Interest.......................................   36,431    35,188    30,549
  Operations of REI..............................    2,771       --        --
  Other income...................................       35       670       774
                                                  --------  --------  --------
                                                   565,448   378,058   473,323
                                                  --------  --------  --------
Expenses:
  Interest.......................................   94,113    72,806    64,123
  G&A expenses...................................   13,070    10,889    27,197
  Operations of REI..............................      --      5,975       --
  Income tax benefit.............................  (44,637)  (61,324)  (30,439)
                                                  --------  --------  --------
                                                    62,546    28,346    60,881
                                                  --------  --------  --------
Income before equity in undistributed net income
 of subsidiaries.................................  502,902   349,712   412,442
Equity in undistributed net income of
 subsidiaries....................................  (89,120) (204,454) (196,238)
                                                  --------  --------  --------
Net income....................................... $413,782  $145,258  $216,204
                                                  ========  ========  ========

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

                                                 YEARS ENDED DECEMBER 31,
                                               -------------------------------
                                                 1997       1996       1995
                                               ---------  ---------  ---------
                                                      (in thousands)
CONDENSED STATEMENTS OF CASH FLOWS
Cash flows from operating activities:
  Net income.................................. $ 413,782  $ 145,258  $ 216,204
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Equity in undistributed net income of
     subsidiaries.............................    89,120    204,454    196,238
    Merger and acquisition expense............    23,114        --         --
    Gain on sale of Great Western Stock.......   (17,639)       --         --
    Purchase of Great Western Stock...........  (163,971)       --         --
    Proceeds from sale of Great Western Stock.   181,610        --         --
    Provision for deferred income taxes.......   (20,399)   (33,169)     4,562
    Other, net................................   (65,263)    44,255     35,326
                                               ---------  ---------  ---------
      Net cash provided by operating
       activities.............................   440,354    360,798    452,330
                                               ---------  ---------  ---------
Cash flows from investing activities:
  Purchase of interest in partnership from a
   subsidiary.................................       --     (34,888)       --
  Purchase of real estate subsidiaries........       --         --     (29,144)
  Capital contributions to Home Savings.......       --         --     (54,700)
  Capital contributions to subsidiaries.......   (18,000)    (1,081)   (16,878)
  Net decrease (increase) in notes receivable
   from subsidiaries..........................   111,034    (40,008)  (229,790)
  Purchase of other investment securities.....       --     (12,731)   (25,788)
  Proceeds from sale of other investment
   securities.................................       --      12,731     25,981
  Proceeds from sale of real estate
   subsidiary.................................       --      12,988        --
  Maturities of other investment securities...       --         --      12,189
  Other, net..................................       882     (4,822)   (19,281)
                                               ---------  ---------  ---------
      Net cash provided by (used in) investing
       activities.............................    93,916    (67,811)  (337,411)
                                               ---------  ---------  ---------
Cash flows from financing activities:
  Dividends on Common Stock ($0.88 per share).   (85,716)   (95,274)  (103,163)
  Dividends on Preferred Stock................   (33,586)   (46,321)   (50,430)
  Common stock purchased for Treasury.........  (481,379)  (381,933)   (62,595)
  Preferred stock, Series B, redeemed.........       --    (175,000)       --
  Net proceeds from issuance of Medium Term
   Notes......................................   179,479     59,835    159,052
  Maturity of Medium Term Notes...............   (60,000)       --         --
  Proceeds from issuance of notes payable to
   subsidiaries...............................     4,744    229,307        --
  Other, net..................................    28,343     18,827     15,114
                                               ---------  ---------  ---------
      Net cash used in financing activities...  (448,115)  (390,559)   (42,022)
                                               ---------  ---------  ---------
Net increase (decrease) in cash and cash
 equivalents..................................    86,155    (97,572)    72,897
Cash and cash equivalents at beginning of
 year.........................................   219,336    316,908    244,011
                                               ---------  ---------  ---------
Cash and cash equivalents at end of year...... $ 305,491  $ 219,336  $ 316,908
                                               =========  =========  =========

  In 1997, Ahmanson contributed the stock, totaling $35.6 million, of Home Servicing of America to Home Savings, totaling $35.6 million. In 1996, Ahmanson purchased the interest in a real estate investment partnership from a subsidiary of Home Savings for $34.9 million and issued $154.6 million in subordinated notes to the Capital Trust. In 1995 Ahmanson purchased the stock of two real estate subsidiaries of Home Savings, with over $75 million of REI assets, for $29.1 million.

                   H. F. AHMANSON & COMPANY AND SUBSIDIARIES

(19) SUBSEQUENT EVENT

  On March 16, 1998, Ahmanson and Washington Mutual, Inc., a Washington corporation ("Washington Mutual"), entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which Ahmanson will merge with and into Washington Mutual (the "Merger"). Following execution of the Merger Agreement, Ahmanson and Washington Mutual entered into a Stock Option Agreement pursuant to which Ahmanson granted to Washington Mutual an option to acquire up to 21,796,426 shares of Ahmanson Common Stock (representing approximately 19.9% of the outstanding shares of Ahmanson Common Stock) at a price per share of $79.86. The option is exercisable only upon the occurrence of certain events, including an agreement by Ahmanson to enter into certain business combinations with a third party or the acquisition of beneficial ownership by a third party of 25% or more of the Ahmanson Common Stock.

  Pursuant to the Merger Agreement, Ahmanson's stockholders will receive in a tax-free exchange 1.12 shares of the common stock of Washington Mutual for each share of Ahmanson Common Stock. Based on the closing price of Washington Mutual on March 16, 1998 (the last trading day before announcement of the proposal), the exchange ratio would have produced a value of $80.36 for each share of Ahmanson Common Stock, or a premium of 22.7% over the closing market price of Ahmanson Common Stock on March 16, 1998.

  The transaction is subject to the approval of the stockholders of both Ahmanson and Washington Mutual and the OTS.