Form 10-Q
period 1998-03-31
AHMANSON H F & CO /DE/
filed 1998-05-15
CIK 771667

                                  FORM 10-Q


                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.   20549

        (X)       QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               for the quarterly period ended March 31, 1998

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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1998: $.01 par value - 109,737,033 shares.

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

H. F. AHMANSON & COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited) (in thousands)

Assets                                                     March 31, 1998     December 31, 1997
------                                                     --------------     -----------------
Cash and amounts due from banks                             $   732,599          $   603,797
Federal funds sold and securities purchased under
  agreements to resell                                          227,600              550,200
Other short-term investments                                      9,364                5,110
                                                            -----------          -----------
     Total cash and cash equivalents                            969,563            1,159,107
Other investment securities held to
  maturity [market value
  $2,426 (March 31, 1998) and
  $2,427 (December 31, 1997)]                                     2,418                2,421
Other investment securities available for
  sale [amortized cost
  $12,251 (March 31 1998) and
  $6,440 (December 31, 1997)]                                    14,685                7,248
Investment in stock of Federal Home
  Loan Bank (FHLB), at cost                                     521,493              411,978
Mortgage-backed securities (MBS)
  held to maturity [market value
  $4,405,587 (March 31, 1998) and
  $4,365,909 (December 31, 1997)]                             4,317,084            4,322,579
MBS available for sale [amortized cost
  $9,902,531 (March 31, 1998) and
  $8,417,188 (December 31, 1997)]                            10,030,865            8,468,812
Loans receivable less allowance for losses of
  $480,749 (March 31, 1998) and
  $377,351 (December 31, 1997)                               35,112,190           30,028,540
Loans held for sale [market value
  $881,047 (March 31, 1998) and
  $461,620 (December 31, 1997)]                                 875,889              455,651
Accrued interest receivable                                     245,487              194,038
Real estate held for development and
  investment (REI) less allowance for losses of
  $102,086 (March 31, 1998) and
  $107,773 (December 31, 1997)                                  138,237              146,518
Real estate owned held for sale (REO)
  less allowance for losses of
  $10,676 (March 31, 1998) and
  $11,400 (December 31, 1997)                                   183,174              162,440
Premises and equipment                                          420,017              364,626
Goodwill and other intangible assets                            784,731              280,296
Other assets                                                    903,513              674,498
                                                            -----------          -----------
                                                            $54,519,346          $46,678,752
                                                            ===========          ===========

Liabilities, Capital Securities of Subsidiary Trust
  and Stockholders' Equity
---------------------------------------------------

Deposits:
  Non-interest bearing                                      $ 1,646,281          $ 1,116,050
  Interest bearing                                           36,716,968           31,152,325
                                                            -----------          -----------
                                                             38,363,249           32,268,375
Securities sold under agreements to repurchase                2,025,000            1,675,000
Other short-term borrowings                                     801,963              837,861
FHLB and other borrowings                                     8,428,298            8,316,405
Other liabilities                                             1,316,874              954,470
Income taxes                                                    180,922               82,732
                                                            -----------          -----------
  Total liabilities                                          51,116,306           44,134,843
Company-obligated mandatorily redeemable capital
  securities, Series A, of subsidiary trust holding
  solely Junior Subordinated Deferrable Interest
  Debentures of the Company                                     148,507              148,464
Stockholders' equity                                          3,254,533            2,395,445
                                                            -----------          -----------
                                                            $54,519,346          $46,678,752
                                                            ===========          ===========

H. F. AHMANSON & COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(dollars in thousands except per share data)

                                                             For the Three Months Ended
                                                                       March 31,
                                                             --------------------------
                                                                1998            1997
                                                             -----------    -----------
Interest income:
  Loans                                                      $   632,892    $   577,533
  MBS                                                            256,599        267,673
  Investments                                                     13,726         16,897
                                                             -----------    -----------
      Total interest income                                      903,217        862,103
                                                             -----------    -----------

Interest expense:
  Deposits                                                       387,895        375,139
  Short-term borrowings                                           41,732         33,120
  FHLB and other borrowings                                      132,740        136,225
                                                             -----------    -----------
      Total interest expense                                     562,367        544,484
                                                             -----------    -----------
      Net interest income                                        340,850        317,619
Provision for loan losses                                          8,066         24,223
                                                             -----------    -----------
      Net interest income after provision for loan losses        332,784        293,396
                                                             -----------    -----------
Noninterest income:
  Gain on sales of loans                                          11,771          7,989
  Loan servicing income                                           21,675         16,748
  Banking and other retail service fees                           27,709         29,334
  Other fee income                                                19,150         16,381
  Gain on sale of retail deposit branch system                      -            15,956
  Other operating income                                             989          2,461
                                                             -----------    -----------
      Total noninterest income                                    81,294         88,869
                                                             -----------    -----------
Noninterest expense:
  Compensation and other employee expenses                        97,698         95,468
  Occupancy expenses                                              28,692         26,712
  Federal deposit insurance premiums and assessments               6,779          6,549
  Other general and administrative expenses                       83,535         58,044
                                                             -----------    -----------
      Total general and administrative expenses                  216,704        186,773
  Operations of REI                                                 (319)         1,859
  Operations of REO                                                8,007         22,108
  Amortization of goodwill and other intangible assets             8,883          6,390
                                                             -----------    -----------
      Total noninterest expense                                  233,275        217,130
                                                             -----------    -----------
Income before provision for income taxes                         180,803        165,135
Provision for income taxes                                        66,500         62,042
                                                             -----------    -----------
Net income                                                   $   114,303    $   103,093
                                                             ===========    ===========
Net income attributable to common shares:
  Basic                                                      $   107,317    $    94,685
  Diluted                                                    $   111,573    $    98,998

Income per common share:
  Basic                                                      $      1.06    $      0.94
  Diluted                                                    $      0.97    $      0.87

Common shares outstanding, weighted average:
  Basic                                                      101,512,046    100,605,693
  Diluted                                                    115,015,982    114,123,176

H. F. AHMANSON & COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS, continued (Unaudited)

                                                             For the Three Months Ended
                                                                       March 31,
                                                             --------------------------
                                                                1998            1997
                                                             -----------    -----------
Return on average assets (1)                                     0.91%          0.84%
Return on average equity (1)                                    15.93%         17.21%
Return on average tangible equity (1),(2)                       19.34%         19.29%
Efficiency ratio (1),(3)                                        52.93%         49.14%

(1) Excluding the after-tax effects of the Coast charge of $13.7 million and the gain on sale of the Arizona retail deposit branches of $9.5 million for the three months ended March 31, 1998 and 1997, respectively, the returns on average assets, average equity and average tangible equity and the efficiency ratio would have been as follows:

                                                                     For the Three Months Ended
                                                                               March 31,
                                                                     --------------------------
                                                                        1998           1997
                                                                     ----------     ----------
    Return on average assets                                            1.02%          0.76%
    Return on average equity                                           17.83%         15.69%
    Return on average tangible equity (2)                              21.52%         17.66%
    Efficiency ratio (3)                                               47.28%         49.14%

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

H. F. AHMANSON & COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

                                                                      For the Three Months Ended
                                                                                March 31,
                                                                     -----------------------------
                                                                          1998           1997
                                                                     -------------   -------------
Cash flows from operating activities:
 Net income                                                           $   114,303     $   103,093
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Interest capitalized on loans and MBS (negative amortization)         (129,949)        (20,117)
   Provision for losses on loans and real estate                           12,697          35,483
   Depreciation and amortization                                           27,377          25,053
   Proceeds from sales of loans originated for sale                     1,074,972         591,142
   Loans originated for sale                                           (1,286,356)       (327,695)
   Loans repurchased from investors                                       (10,473)        (14,716)
   Increase in other liabilities                                          255,156         184,168
   Other, net                                                              28,226         (43,029)
                                                                      -----------     -----------
    Net cash provided by operating activities                              85,953         533,382
                                                                      -----------     -----------

Cash flows from investing activities:
 Principal payments on loans                                            1,523,143         781,154
 Principal payments on MBS                                                505,471         307,883
 Loans originated for investment (net of refinances)                     (810,352)       (787,371)
 Proceeds from maturities of other investment securities                      275             165
 Other investment securities purchased                                       (250)         (1,187)
 Cash and cash equivalents from Coast acquisition                         399,423            -
 Purchase Great Western stock                                                -           (146,832)
 Proceeds from sales of REI                                                41,777           1,495
 Proceeds from sales of REO                                                87,004         121,314
 Additions to REI                                                         (33,714)         (2,871)
 Additions to premises and equipment                                      (17,623)         (5,341)
 Other, net                                                                (1,876)         10,217
                                                                      -----------     -----------
    Net cash provided by investing activities                           1,693,278         278,626
                                                                      -----------     -----------
Cash flows from financing activities:
 Net decrease in deposits                                                (305,386)       (123,448)
 Deposits sold                                                               -           (251,372)
 Decrease in borrowings maturing in 90 days or less                    (1,211,251)       (186,889)
 Proceeds from other borrowings                                         2,527,852       1,408,068
 Repayment of other borrowings                                         (2,743,407)     (2,171,008)
 Redemption of Preferred Stock, Series C                                 (195,000)           -
 Common stock purchased for treasury                                      (24,082)        (75,117)
 Dividends to stockholders                                                (28,855)        (30,496)
 Other, net                                                                11,354          11,185
                                                                      -----------     -----------
    Net cash used in financing activities                              (1,968,775)     (1,419,077)
                                                                      -----------     -----------
Net decrease in cash and cash equivalents                                (189,544)       (607,069)

Cash and cash equivalents at beginning of period                        1,159,107       1,443,860
                                                                      -----------     -----------
Cash and cash equivalents at end of period                            $   969,563     $   836,791
                                                                      ===========     ===========

H. F. AHMANSON & COMPANY AND SUBSIDIARIES
NOTE TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


1.  COMPREHENSIVE INCOME

     The Company adopted SFAS No. 130, "Reporting Comprehensive Income" as of January 1, 1998. SFAS No. 130 establishes standards for reporting comprehensive income and its components in the financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Included in the Company's calculation of comprehensive income is the unrealized gain (loss) on securities available for sale, net of tax effect. Comprehensive income for the quarters ended March 31, 1998 and 1997 totaled $160.4 million and $56.1 million, respectively. Accumulated other comprehensive income at March 31, 1998 totaled $77.2 million and at December 31, 1997 totaled $31.1 million.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                            BASIS OF PRESENTATION

     The preceding condensed consolidated financial statements present financial data of H. F. Ahmanson & Company and subsidiaries. As used herein "Ahmanson" means H. F. Ahmanson & Company, a Delaware corporation, and the "Company" means Ahmanson and its subsidiaries. The Company is a residential real estate and consumer oriented financial services company, and is engaged in consumer and business banking and related financial services activities. Home Savings of America, FSB ("Home Savings"), a wholly-owned subsidiary of Ahmanson, is currently one of the largest savings institutions in the United States. Certain amounts in prior periods' financial statements have been reclassified to conform to the current presentation.

                                   OVERVIEW

MERGER WITH WASHINGTON MUTUAL, INC.

     Effective March 16, 1998, Ahmanson and Washington Mutual, Inc. ("Washington Mutual") entered into an Agreement and Plan of Merger, pursuant to which Ahmanson will merge with and into Washington Mutual.

     Pursuant to the merger, Ahmanson's stockholders will receive, in a tax-free exchange, 1.12 shares of the common stock of Washington Mutual for each share of Ahmanson Common Stock. Based on the closing price of Washington Mutual stock on March 16, 1998 (the last trading day before announcement of the proposal), the exchange ratio would have produced a value of $80.36 for each share of Ahmanson Common Stock, or a premium of 22.7% over the closing market price of Ahmanson Common Stock on March 16, 1998. Because the exchange ratio is fixed, this value will vary as the price of Washington Mutual stock changes.

     The transaction is subject to the approval of the Office of Thrift Supervision ("OTS") and the stockholders of both Ahmanson and Washington Mutual.

FINANCIAL RESULTS

     Net income for the first quarter of 1998 was $114.3 million, or $0.97 per diluted common share, compared to $103.1 million, or $0.87 per diluted common share, for the first quarter of 1997. The first quarter of 1998 results include an after-tax transaction-related charge (the "Coast charge") of $13.7 million, or $0.12 per diluted common share, associated with the acquisition of Coast Savings Financial, Inc. ("Coast"), which was consummated on February 13, 1998. The first quarter of 1997 results include the after-tax gain of $9.5 million, or $0.09 per diluted common share, resulting from the sale of Home Savings' deposit branches in Arizona (the "Arizona gain"). Excluding the Coast charge and the Arizona gain, net income would have been $128.0 million, or $1.09 per diluted common share, for the first quarter of 1998 and $93.6 million, or $0.78 per diluted common share, for the first quarter of 1997. Return on average equity ("ROE") was 15.9% for the first quarter of 1998, compared to 17.2% for the first quarter of 1997. Excluding the Coast charge and the Arizona gain, ROE would have been 17.8% and 15.7% for the first quarters of 1998 and 1997, respectively.

     Cash net income is computed by the Company by adding to net income the amortization of goodwill and core deposit intangibles (net of applicable tax benefit). Cash net income for the first quarter of 1998 and 1997 was $120.1 million and $106.9 million, respectively. The Company's cash net income may not be necessarily comparable to similarly titled measures reported by other companies.

     The Company's cash net income per diluted common share, cash return on average assets and cash return on average tangible equity (cash return on average equity) and the comparable reported data were as follows:

                                                     Cash                Reported
                                               -----------------     -----------------
                                                 For the Three         For the Three
                                                  Months Ended          Months Ended
                                                   March 31,             March 31,
                                               -----------------     -----------------
                                                 1998      1997        1998      1997
                                               -------   -------     -------   -------
Net income per diluted common share            $ 1.02    $ 0.90      $ 0.97    $ 0.87
Return on average assets                         0.96%     0.88%       0.91%     0.84%
Return on average equity                        19.34%    19.29%      15.93%    17.21%

Excluding the Coast charge and Arizona gain:
  Net income per diluted common share          $ 1.14    $ 0.82      $ 1.09    $ 0.78
  Return on average assets                       1.07%     0.80%       1.02%     0.76%
  Return on average equity                      21.52%    17.66%      17.83%    15.69%

RESULTS OF OPERATIONS

     Net interest income was $340.9 million for the first quarter of 1998, compared to $317.6 million for the first quarter of 1997 and $306.4 million for the fourth quarter of 1997. The increases from the year-ago and prior quarters were due primarily to an increase in the net interest margin, as well as an increase in average interest-earning assets with the completion of the Coast acquisition.

     The net interest margin for the first quarter of 1998 was 2.77%, an increase from 2.64% for the first quarter of 1997 and 2.76% for the fourth quarter of 1997. At March 31, 1998, the net interest margin was 2.81%, compared to 2.74% at December 31, 1997. The increase in the net interest margin was due to several factors including increases in the indices to which substantially all of the real estate loan and MBS portfolios are tied. In addition, there was an increase in deposits as a percentage of total interest-costing liabilities and an increase in excess interest-earning assets primarily as a result of the Coast acquisition.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses ("G&A"), excluding the pre-tax Coast charge of $23.2 million, totaled $193.5 million for the first quarter of 1998, compared to $186.8 million for the first quarter of 1997 and $188.2 million for the fourth quarter of 1997. The Coast charge consisted of expenses related to the closure and consolidation of certain Home Savings branches, certain conversion costs, severance, and customer retention and marketing programs. The increases in G&A, excluding the Coast charge, from the first quarter of 1997 and the fourth quarter of 1997 are due to a higher volume of operating expenses associated with the acquisition of Coast.

     The efficiency ratio, defined by the Company as G&A expenses as a percentage of the sum of net interest income plus loan servicing, banking and other retail service fees and other fee income, was 52.9% and 49.1% for the first quarters of 1998 and 1997, respectively, and excluding the Coast charge the efficiency ratio would have been 47.3% for the first quarter of 1998.

CREDIT COSTS/ASSET QUALITY

     Credit costs, consisting of the provision for loan losses plus the expenses for the operations of foreclosed real estate ("REO"), for the first quarter of 1998 totaled $16.1 million, compared to $46.3 million for the 1997 first quarter and $22.0 million for the 1997 fourth quarter. Credit costs for the first quarter of 1998 decreased by 65% and 27% from the first and fourth quarters of 1997, respectively, as the California economy continued to improve. Net loan charge-offs for the 1998 first quarter totaled $12.5 million, compared to $25.7 million for the first quarter of 1997 and $13.0 million for the fourth quarter of 1997.

     At March 31, 1998, nonperforming assets ("NPAs") totaled $703.2 million, or 1.29% of total assets, compared to $792.7 million, or 1.63%, at March 31, 1997 and $595.3 million, or 1.28%, at December 31, 1997. Included in the March 31, 1998 NPA total are $117.8 million of NPAs associated with loans and REO acquired from Coast. Excluding the Coast NPAs, the Company would have reported a decline in NPAs of $9.9 million from December 31, 1997 principally related to the payoff of two commercial and industrial real estate loans.

     At March 31, 1998, the allowances for loan losses and foreclosed real estate were $480.7 million and $10.7 million, respectively. The ratio of the combined allowances for losses to NPAs was 68.8% at March 31, 1998, compared to 50.7% at March 31, 1997, and 64.1% at December 31, 1997.

LOAN FUNDINGS

     In the first quarter of 1998, the Company funded $2.2 billion in loans, compared to $1.2 billion and $1.8 billion in the first and fourth quarters of 1997, respectively. The Company funded $1.9 billion of residential mortgage loans in the first quarter of 1998, compared to $984.3 million in the first quarter of 1997 and $1.5 billion in the fourth quarter of 1997.

     Refinancings of residential mortgage loans for the first quarter of 1998 totaled $1.2 billion, or 61.9%, of the total residential mortgage fundings, compared to $377.5 million, or 38.4%, in the first quarter of 1997 and $685.6 million, or 45.3%, in the fourth quarter of 1997.

     The Company also funded $248.3 million in consumer loans during the first quarter of 1998, compared to $164.0 million in the first quarter of 1997 and $247.6 million in the fourth quarter of 1997. March 1998 was a significant month for consumer lending in that it was the first month consumer loan fundings exceeded $100 million since inception of the program in the second quarter of 1995.

     In addition, the Company funded $35.0 million in business banking loans in the first quarter of 1998, compared to $14.7 million in the first quarter of 1997 and $28.6 million in the fourth quarter of 1997. In conjunction with its business lending, the Company provides an array of cash management products. In the month of March 1998, the Company sold 891 cash management products, compared to 152 sales in the month of March 1997.

CAPITAL

     At March 31, 1998, Home Savings' capital ratios exceeded the regulatory requirements for an institution to be rated as "well-capitalized," the highest regulatory standard.

     During the first quarter of 1998, Ahmanson purchased a total of 406,600 shares of its common stock at an average price of $59.23 per share. Between the initiation of the first stock purchase program in October 1995 and January 13, 1998, Ahmanson purchased 28.0 million common shares, or 24% of its outstanding shares at September 30, 1995, at an aggregate price of $950.0 million, or an average price of $33.95 per share. Since January 13, 1998, Ahmanson has not purchased any of its common stock and on March 17, 1998, Ahmanson announced that it was terminating the stock purchase program as a result of the proposed merger with Washington Mutual. At March 17, 1998, Ahmanson held 14,664,142 shares in Treasury after re-issuing 16,263,796 treasury shares to effect the Coast purchase. Ahmanson had $227 million in cash at March 31,1998.

     On March 2, 1998, the Company redeemed at par the entire $195 million of its 8.40% Preferred Stock, Series C, in accordance with the original terms. On April 1, 1998, the Company redeemed the $57.5 million in 10% Senior Notes which Coast had issued.

ACQUISITION OF COAST SAVINGS FINANCIAL, INC.

     On February 13, 1998, the Company acquired Coast in a purchase accounting transaction. At the date of acquisition, Coast had deposits of $6.4 billion and total assets of $8.9 billion. As provided in the merger agreement, 0.8082 shares of Ahmanson common stock were exchanged for each share of Coast common stock. Ahmanson reissued 16,263,796 shares of its common stock held in treasury in exchange for Coast common stock. The value of Ahmanson common stock issued was approximately $925 million on February 13, 1998. Total intangible assets created by this transaction were $510 million, including approximately $85 million recorded as core deposit intangibles which are being amortized on an accelerated basis over 10 years, with the remaining goodwill being amortized over 25 years on a straight-line basis.

     The Company recorded $121.3 million of pre-tax charges related to the acquisition of Coast in the first quarter of 1998, including pre-tax restructuring charges of $23.2 million recorded against earnings. The remaining $98.1 million of pre-tax charges were recorded as adjustments to goodwill. The charges recorded as adjustments to goodwill included a $23.5 million writedown on $223 million of certain Coast single family residential loans which the Company classified as held for sale because the Company did not have an affirmative intent to hold them until maturity. The remaining $74.6 million of charges recorded as adjustments to goodwill primarily represented costs incurred or expected to be incurred in the consolidation of Coast branches, to provide severance benefits for certain Coast employees, to convert Coast systems and operations to company standards, and for legal, accounting and investment banking fees associated with the acquisition.

     In addition to the charges mentioned above, the Company reduced the carrying value of the loans that it has reclassified as held for sale by an additional $5 million. This writedown was charged against the allowance for loan losses that was acquired from Coast. As a result of this adjustment and the $23.5 million charge noted above, the carrying value of the $223 million of acquired loans that were reclassified to held for sale was reduced to $194.5 million at March 31, 1998.

     Pursuant to the terms of the merger agreement, the Company received 420,457 Contingent Payment Right certificates ("CPR certificates") relating to Coast stock appreciation rights and performance share awards exercised between the date of the definitive agreement and the February 13, 1998 closing. The CPR Certificates represent assignable and transferable undivided beneficial interests in the assets of the CPR Trust, including a commitment by the Company to pay to the CPR Trust an amount equal to any proceeds (net of taxes and expenses, computed under certain assumptions) that Coast Federal Bank, Federal Savings Bank ("Coast Federal") (formerly a wholly-owned subsidiary of Coast), or its successors, may receive from pending litigation claims against the U.S. government relating to the government's alleged breach of its agreement with respect to Coast Federal's regulatory capital. On February 13, 1998, the CPR certificates were valued at $13.88, or a total of $5.8 million. On March 31, 1998, the closing price of the CPR certificates on the NASDAQ exchange was $16.25. The Company intends to dispose of the CPR certificates in the future.

SALE OF EAST FLORIDA BRANCHES

     Over the past several years, the Company has focused on enlarging its presence and enhancing its market share in its key market of California and has recognized that there are markets where the Company cannot economically achieve sufficient market share to be an effective competitor. Such focus resulted in, among other things, the sale of the Company's retail deposit branch system in New York in 1995, the sale of three retail branches in Texas in 1996 and, in 1997, the sale of four retail branches in Arizona and 12 retail branches in western Florida.

     On December 4, 1997, the Company announced a definitive agreement to sell its remaining 27 Florida branches with deposits of $3.3 billion at March 31, 1998. The sale is expected to close in the third quarter of 1998.

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

                             RESULTS OF OPERATIONS

NET INTEREST INCOME

     Net interest income was $340.9 million in the first quarter of 1998, an increase of $23.3 million, or 7%, from $317.6 million in the first quarter of 1997. The following table presents the Company's Consolidated Summary of Average Financial Condition and net interest income for the periods indicated. Average balances on interest-earning assets and interest-costing liabilities are computed on a daily basis and other average balances are computed on a monthly basis. Interest income and expense and the related average balances include the effect of discounts or premiums. Nonaccrual loans are included in the average balances, and delinquent interest on such loans has been deducted from interest income. The average loan balances are presented before the deduction of the allowance for loan losses. The average MBS balances exclude the effect of the unrealized gain or loss on MBS available for sale. The average MBS balances for the first quarter of 1997 has been restated to be consistent with the presentation for the first quarter of 1998.

                                                      Three Months Ended March 31,
                                    -----------------------------------------------------------------
                                                  1998                             1997
                                    ------------------------------  ------------------------------
                                      Average              Average    Average              Average
                                      Balance    Interest   Rate      Balance    Interest   Rate
                                    -----------  --------  -------  -----------  --------  -------
                                                         (dollars in thousands)
Interest-earning assets:
  Loans                             $33,695,512  $632,892   7.52%   $31,581,124  $577,533   7.31%
  MBS                                13,600,786   256,599   7.55     14,470,954   267,673   7.40
                                    -----------  --------           -----------  --------
     Total loans and MBS             47,296,298   889,491   7.53     46,052,078   845,206   7.34
  Investment securities                 799,101    13,726   6.97        983,885    16,897   6.96
                                    -----------  --------           -----------  --------
  Interest-earning assets            48,095,399   903,217   7.52     47,035,963   862,103   7.33
                                                 --------                        --------
Other assets                          2,350,796                       1,991,631
                                    -----------                     -----------
            Total assets            $50,446,195                     $49,027,594
                                    ===========                     ===========
Interest-costing liabilities:
  Deposits                          $35,389,912   387,895   4.45    $34,670,277   375,139   4.39
                                    -----------  --------           -----------  --------
  Borrowings:
     Short-term                       2,615,612    41,732   6.47      2,303,269    33,120   5.83
     FHLB and other borrowings        8,402,318   129,562   6.25      8,598,184   133,046   6.28
     Trust capital securities           148,479     3,178   8.52        148,362     3,179   8.53
                                    -----------  --------           -----------  --------
     Total borrowings                11,166,409   174,472   6.34     11,049,815   169,345   6.22
                                    -----------  --------           -----------  --------
  Interest-costing liabilities       46,556,321   562,367   4.90     45,720,092   544,484   4.83
                                                 --------                        --------
Other liabilities                     1,020,573                         911,137
Stockholders' equity                  2,869,301                       2,396,365
                                    -----------                     -----------
            Total liabilities and
              stockholders' equity  $50,446,195                     $49,027,594
                                    ===========                     ===========
Excess interest-earning assets/
  Interest rate spread              $ 1,539,078             2.62    $ 1,315,871             2.50
                                    ===========                     ===========
Net interest income/
  Net interest margin                            $340,850   2.77                 $317,619   2.64
                                                 ========                        ========

     Net interest income was reduced by provisions for losses on delinquent interest of $6.6 million and $8.0 million in the first quarter of 1998 and 1997, respectively, related to nonaccrual loans. The provisions had the effect of reducing the net interest margin by six basis points and seven basis points in the respective periods.

     The following table presents the changes for the first quarter of 1998 from the first quarter of 1997 in the Company's interest income and expense attributable to various categories of its assets and liabilities as allocated to changes in average balances and changes in average rates. Because of numerous and simultaneous changes in both balances and rates from period to period, it is not practical to allocate precisely the effects thereof. For purposes of this table, the change due to volume is initially calculated as the current period change in average balance multiplied by the average rate during the preceding year's period and the change due to rate is calculated as the current period change in average rate multiplied by the average balance during the preceding year's period. Any change that remains unallocated after such calculations is allocated proportionately to changes in volume and changes in rates.

                                        Three Months Ended March 31,
                                              1998 Versus 1997
                                     ---------------------------------
                                         Increase/(Decrease) Due to
                                     ---------------------------------
                                       Volume       Rate       Total
                                     ---------    --------   ---------
                                               (in thousands)
Interest income on:
  Loans                              $ 38,737      $16,622    $ 55,359
  MBS                                 (16,706)       5,632     (11,074)
  Investments                          (3,195)          24      (3,171)
                                     --------      -------    --------
    Total interest income              18,836       22,278      41,114
                                     --------      -------    --------
Interest expense on:
  Deposits                              7,692        5,064      12,756
  Short-term borrowings                 4,759        3,853       8,612
  FHLB and other borrowings            (2,880)        (604)     (3,484)
  Trust capital securities                  3           (4)         (1)
                                     --------      -------    --------
    Total interest expense              9,574        8,309      17,883
                                     --------      -------    --------
          Net interest income        $  9,262      $13,969    $ 23,231
                                     ========      =======    ========

     Net interest income in the first quarter of 1998 increased $23.2 million compared to the first quarter of 1997 due mainly to favorable changes in interest rates and to an increase in interest-earning assets which was partially offset by an increase in interest-costing liabilities.

     The net interest margin increased to 2.77% for the quarter ended March 31, 1998 from 2.64% for the quarter ended March 31, 1997. The increase in the net interest margin was primarily due to increases in indices to which substantially all the real estate loan and MBS portfolios are tied, an increase in deposits as a percentage of total interest-costing liabilities and an increase in excess interest-earning assets.

     The Company experienced continued strengthening of its net interest margin during the first quarter of 1998 as evidenced by the difference between the net interest margin at March 31, 1998 of 2.81% compared to 2.74% at December 31, 1997 and the average for the first quarter of 1998 of 2.77% compared to 2.64% for the first quarter of 1997. During the first quarter of 1998, the Company's net interest margin benefited from increases in the Federal Home Loan Bank 11th District Cost of Funds, LAMA and 12 MAT indices, the three major indices to which substantially all of the real estate loan and MBS portfolios are tied (see discussion of LAMA and 12 MAT indices below).

     The increase in deposits as a percentage of total interest-costing liabilities during the first quarter of 1998 compared to the first quarter of 1997 and fourth quarter of 1997 also contributed to the increase in the net interest margin. As a result of the acquisition of Coast, average deposits increased to $35.4 billion, or 76.0%, of interest-costing liabilities for the quarter ended March 31, 1998 compared to $34.7 billion, or 75.8%, for the quarter ended March 31, 1997 and $32.4 billion, or 75.0%, for the quarter ended December 31, 1997.

     Additionally, the increase in the net interest margin during the first quarter of 1998 compared to the first quarter of 1997 was due to a $223.2 million increase in the excess of average interest-earning assets over interest-costing liabilities during this period. The discontinuance of the Company's stock purchase program coupled with the earnings of the Company and the issuance of stock in connection with the acquisition of Coast were major contributing factors to an increase in stockholders' equity and thus an increase in excess interest-earning assets.

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

     In 1996, the Company introduced two adjustable rate loan products, 12 MAT ARMs, tied to the 12-month moving average of the monthly average one-year constant maturity treasury, and LAMA loans, tied to the London Interbank Offered Rate ("LIBOR") 12-month moving average of one-month LIBOR, to diversify the interest sensitivity profile of the Company's interest-earning assets. The Company also offers loans which provide for interest rates that adjust based upon changes in the yields of certain U.S. Treasury securities ("other Treasury ARMs"). The timing and degree of changes in rates on 12 MAT ARMs and LAMA loans provide a better match than COFI ARMs to the changes in rates of certain of the Company's interest-costing liabilities.

     The Company believes that its net interest income is somewhat insulated from interest rate fluctuations primarily due to the adjustable rate nature of its loan and MBS portfolio. At March 31, 1998 and December 31, 1997, 95% of the Company's loan and MBS portfolio were ARMs, including 83% which were COFI ARMs. The Company may experience margin compression when increases in market rates are not immediately reflected in the yields on the Company's adjustable and fixed rate assets or when conditions cause the Company to pay higher than market rates for its funds. For information regarding the Company's strategies related to COFI and limiting its interest rate risk, see "Financial Condition--Asset/Liability Management and Market Risk."

CREDIT COSTS

     PROVISION FOR LOAN LOSSES. The provision for loan losses was $8.1 million for the first quarter of 1998, a decrease of $16.1 million, or 67%, from $24.2 million for the first quarter of 1997. The decline in the provision was due to the continuing improvement in the California economy and California real estate market. For additional information regarding the allowance for loan losses, see "Financial Condition--Asset Quality--NPAs and Potential Problem Loans" and "Financial Condition-Asset Quality--Allowance for Loan Losses."

     OPERATIONS OF REO. Losses from operations of REO were $8.0 million for the first quarter of 1998, a decrease of $14.1 million, or 64%, from losses of $22.1 million for the first quarter of 1997. The decrease was due to gains on sale of REO in the first quarter of 1998 of $0.3 million compared to losses of $4.3 million in the first quarter of 1997 and to declines of $5.9 million in operating costs and $3.6 million in the provision for REO losses. For additional information regarding REO, see "Financial Condition--Asset Quality- -NPAs and Potential Problem Loans."

NONINTEREST INCOME

     GAIN ON SALES OF LOANS. During the first quarter of 1998 and 1997, the Company sold loans and recognized gains on sales of loans as follows (in thousands):

                                            Three Months Ended
                                                March 31,
                                           ---------------------
                                              1998        1997
                                           ----------   --------
Book value of loans sold:
  Fixed rate                               $1,036,076   $240,250
  COFI ARMs                                       147    314,025
  12 MAT and other Treasury ARMs               26,350     26,878
  LAMA                                            625       -
                                           ----------   --------
                                           $1,063,198   $581,153
                                           ==========   ========

Pre-tax gain on sale of loans:
  Fixed rate                               $   11,580   $  5,125
  COFI ARMs                                        22      2,364
  12 MAT and other Treasury ARMs                  162        500
  LAMA                                              7       -
                                           ----------   --------
                                           $   11,771   $  7,989
                                           ==========   ========

     The Company intends to sell the majority of its fixed rate mortgage originations and certain ARM originations in the secondary market.

     The Company capitalizes mortgage servicing rights ("MSR") when the related mortgage loans are sold or securitized as MBS available for sale. The MSR are amortized in proportion to and over the period of estimated loan servicing income. The MSR are periodically reviewed for impairment based on their fair value and potential impairment losses, if any, are recognized through a valuation allowance and a charge to loan servicing income. Impairment is measured on a disaggregated basis based on predominant risk characteristics of the underlying mortgage loans. The risk characteristics used by the Company for the purposes of capitalization and impairment evaluation include loan amount, loan type, loan origination date, loan term, the state where the collateral is located and collateral type. MSR totaling $10.1 million and $12.9 million were capitalized in the first quarter of 1998 and 1997, respectively. MSR totaling $27.6 million was acquired from Coast during the first quarter of 1998. The changes to the valuation allowance included a provision of $1.0 million for the first quarter of 1997. There was no addition to the valuation allowance in the first quarter of 1998 and no charge-offs against this valuation allowance during the first quarters of 1998 and 1997. The valuation allowance for MSR impairment was $5.5 million as of March 31, 1998.

     LOAN SERVICING INCOME. Loan servicing income was $21.7 million for the first quarter of 1998, an increase of $5.0 million, or 30%, from $16.7 million for the first quarter of 1997. The increase in the first quarter of 1998 was due mainly to the acquisition of Coast's loan servicing operations, partially offset by an increase in amortization of MSR as a result of an increase in the related servicing asset. At March 31, 1998, the portfolio of loans serviced for investors was $17.2 billion with a gross retained spread of 0.66% compared to $14.0 billion and 0.66% at March 31, 1997.

     FEE INCOME. Total fee income, consisting of banking and other retail service fees plus other fee income, was $46.9 million for the first quarter of 1998, an increase of $1.2 million, or 3%, from $45.7 million for the first quarter of 1997.

     Banking and other retail service fees decreased $1.6 million, or 5%, from $29.3 million for the first quarter of 1997 to $27.7 million for the first quarter of 1998. The decrease in the first quarter of 1998 was due to decreases of $1.5 million in service charges on deposit accounts and $0.8 million in other retail banking fees, partially offset by an increase in ATM fees of $0.7 million.

     Fee income from other services was $19.2 million for the first quarter of 1998, an increase of $2.8 million, or 17%, from $16.4 million for the first quarter of 1997. The increase was primarily due to increases of $2.2 million in mortgage-related fees, $0.3 million in debit card-related fees and $0.3 million in other fees.

     GAIN ON SALE OF FINANCIAL SERVICE CENTERS. In March 1997, the Company sold deposits of $251.4 million and branch premises in Arizona resulting in a pre-tax gain of $16.0 million. The gain was net of expenses associated with the sale.

NONINTEREST EXPENSE

     GENERAL & ADMINISTRATIVE EXPENSES. G&A expenses were $216.7 million for the first quarter of 1998, an increase of $29.9 million, or 16%, from $186.8 million for the first quarter of 1997. The increase in G&A expenses was mainly due to the pre-tax Coast charges of $23.2 million related to the closure and consolidation of certain Home Savings branches, certain conversion costs, severance and customer retention and marketing programs recognized in connection with the acquisition of Coast. The increase in G&A also reflects a higher volume of operating expenses associated with the net addition of 40 Coast branches.

     The efficiency ratio was 52.9% for the first quarter of 1998 compared to 49.1% for the first quarter of 1997. Excluding the Coast charges in the first quarter of 1998, the efficiency ratio would have been 47.3%.

     OPERATIONS OF REI. Income from operations of REI were $0.3 million for the first quarter of 1998, an increase of $2.2 million from losses of $1.9 million for the first quarter of 1997. The change was primarily due to declines of $2.0 million in provision for losses and $0.2 million in operating expenses.

     During the first quarter of 1998, the Company sold an office building located in Charlotte, North Carolina at a price equal to recorded value. The Company also purchased property in Ventura County, California, as part of its planned disposition of the Ahmanson Ranch.

     At March 31, 1997, REI, consisting of six projects totaling $66.7 million, were classified as long-term. Other REI, consisting of four projects totaling $71.5 million, were classified as held for sale. Included in REI held for sale was the Ahmanson Ranch, which totaled $68.7 million at March 31, 1998. There were no specific impairment allowances recognized on these REI assets at March 31, 1998 as management believes that the general valuation allowance is adequate to cover impairment.

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

     AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS. Amortization of goodwill and other intangible assets was $8.9 million for the first quarter of 1998, an increase of $2.5 million, or 39%, from $6.4 million for the first quarter of 1997, reflecting the amortization of goodwill and core deposit intangible resulting from the acquisition of Coast.

     PROVISION FOR INCOME TAXES. The changes in the provision for income taxes primarily reflected the changes in pre-tax income between the comparable periods. The effective tax rates for the first quarter of 1998 and 1997 were 36.8% and 37.6%, respectively, reflecting management's estimate of the Company's full year tax provision.

                             FINANCIAL CONDITION

     The Company's consolidated assets were $54.5 billion at March 31, 1998, an increase of $7.8 billion, or 17%, from $46.7 billion at December 31, 1997. The increase is due mainly to the acquisition of Coast in February 1998, which added approximately $8.9 billion of assets and $6.4 billion of deposits, partially offset by a decrease in the loan and MBS portfolio primarily due to sales of and payments on loans and MBS.

LOAN AND MBS PORTFOLIO

     The Company's loan and MBS portfolio was as follows (in thousands):

                                 March 31, 1998       December 31, 1997
                                 --------------       -----------------
                                   Portfolio              Portfolio
                                    Balance                Balance
                                  -----------            -----------
Real estate loans:
  Residential loans:
    Single family                 $22,889,290            $18,714,254
    Multi-family                   10,791,909              9,859,143
  Commercial and industrial         1,479,157              1,128,320
                                  -----------            -----------
                                   35,160,356             29,701,717
Consumer loans:
  Home equity                         953,324                860,573
  Savings account secured              66,852                 65,256
  Other                               138,869                121,511
                                  -----------            -----------
                                    1,159,045              1,047,340
Business banking loans                 80,563                 65,738
Other loans                            27,320                 25,862
                                  -----------            -----------
    Total loans                    36,427,284             30,840,657
Deferred loan costs and interest       16,009                 11,606
Unearned premiums                      25,535                  9,279
Allowance for loan losses            (480,749)              (377,351)
                                  -----------            -----------
Loans receivable                   35,988,079             30,484,191
MBS                                14,347,949             12,791,391
                                  -----------            -----------
    Total loans and MBS           $50,336,028            $43,275,582
                                  ===========            ===========

     The increase in loans and MBS is due mainly to the acquisition of Coast loans and MBS totaling $8.1 billion, a majority of which were tied to COFI.
At March 31, 1998, approximately 97% of the real estate loan and MBS portfolio was secured by residential properties, including 75% secured by single family properties. The Company's loan and MBS portfolio is concentrated in the state of California with approximately 81% of the portfolio secured by properties in the state. No other state represents outstanding portfolio balances greater than 5% of the total. Due to the concentration of the portfolio in California, the Company has been and will continue to be impacted, beneficially and adversely, by economic cycles of the state.

     The real estate loan and MBS portfolio at March 31, 1998 includes approximately $6.5 billion in mortgage loans that were originated with loan-to-value ("LTV") ratios exceeding 80%, or 13% of the portfolio at March 31, 1998. The majority of the higher LTV loans in the portfolio at March 31, 1998 were secured by single family properties. The Company takes the additional risk of originating real estate loans with LTV ratios in excess of 80% into consideration in its loan underwriting and pricing policies.

     The Company's primary business continues to be the funding of loans on residential real estate properties. The Company's loan fundings are summarized as follows (dollars in thousands):

                                       Three months ended March 31,
                           ----------------------------------------------------
                                     1998                       1997
                           ------------------------    ------------------------
                              Loan       Percent of       Loan       Percent of
                            Fundings      Fundings      Fundings      Fundings
                           ----------    ----------    ----------    ----------
Real estate loans:
  Single family:
    Fixed rate             $1,321,855       59.6%      $  349,850       30.1%
    COFI ARMs                  38,167        1.7           82,205        7.1
    12 MAT ARMs               245,821       11.1          242,910       20.9
    Other Treasury ARMs        20,483        0.9           38,214        3.3
    LAMA                       63,341        2.9            2,477        0.2
                           ----------      -----       ----------      -----
                            1,689,667       76.2          715,656       61.6
  Multi-family:
    Fixed rate                 40,336        1.8            4,530        0.4
    COFI ARMs                   5,908        0.3           26,460        2.3
    12 MAT ARMs               149,807        6.7          231,149       19.9
    LAMA                       47,971        2.2            6,519        0.5
                           ----------      -----       ----------      -----
                              244,022       11.0          268,658       23.1
Consumer loans:
  Home equity                 185,281        8.3           85,103        7.3
  Savings account secured      23,552        1.1           28,448        2.4
  Other                        39,461        1.8           50,411        4.3
                           ----------      -----       ----------      -----
                              248,294       11.2          163,962       14.0
Business banking loans         34,950        1.6           14,693        1.3
                           ----------      -----       ----------      -----
                           $2,216,933      100.0%      $1,162,969      100.0%
                           ==========      =====       ==========      =====

     During the first three months of 1998, approximately 71% of real estate loan fundings were on properties located in California compared to 70% during the first three months of 1997.

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

     At March 31, 1998, the Company was committed to fund the following loans (dollars in thousands):

                                      March 31, 1998
                                -------------------------
                                Outstanding   Percent of
                                Commitments   Commitments
                                -----------   -----------
Real estate loans:
  Fixed rate                     $  378,699      59.8%
  COFI ARMs                           2,742       0.4
  12 MAT ARMs                       185,393      29.3
  Other Treasury ARMs                 3,935       0.6
  LAMA                               62,362       9.9
                                 ----------     -----
                                 $  633,131     100.0%
                                 ==========     =====
Consumer loans:
  Home equity:
    Line of credit               $  616,441      57.3%
    Loans                            30,454       2.8
  Unsecured lines of credit         426,407      39.7
  Secured lines of credit               858       0.1
  Other                               1,341       0.1
                                 ----------     -----
                                 $1,075,501     100.0%
                                 ==========     =====
Business banking loans           $  127,842     100.0%
                                 ==========     =====

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

     In order to manage the interest rate risk inherent in its portfolios of interest-earning assets and interest-costing liabilities, the Company emphasizes the origination of ARMs for retention in the loan and MBS portfolios. Until late 1996, the majority of originated ARMs were indexed to COFI. The interest rates on COFI ARMs do not immediately reflect current market rate movements (referred to as the "COFI lag"). The COFI lag arises because (1) COFI is determined based on the average cost of all FHLB Eleventh District member savings institutions' interest-costing liabilities, some of which do not reprice immediately, and (2) the majority of the Company's COFI ARMs reprice monthly based on changes in the cost of such liabilities approximately two months earlier. COFI is subject to influences in addition to changes in market interest rates, such as changes in the roster of FHLB Eleventh District member savings institutions, the aggregate liabilities and the mix of liabilities at such institutions, and legislative and regulatory developments which affect the business of such institutions. Due to the unique characteristics of COFI, the secondary market for COFI loans and MBS is not as consistently liquid as it is for various other loans and MBS.

     The Company offers and increasingly emphasizes the origination of other ARM loan products, such as 12 MAT ARMs and LAMA loans, over COFI ARMs in an effort to diversify the interest rate sensitivity of its loan portfolio. Because 12 MAT and LAMA are moving averages of historic interest rates, the interest rates on 12 MAT ARMs and LAMA loans do not immediately reflect market interest rate movements. However, the timing and degree of changes in rates on 12 MAT ARMs and LAMA loans provide a better match than COFI ARMs to the changes in rates of certain of the Company's interest-costing liabilities, in part because 12 MAT and LAMA are not normally subject to influences other than changes in market interest rates. The emphasis on these other ARM loan products is intended to diversify the interest sensitivity and liquidity profile of the Company's interest-earning assets. However, due to the long-time emphasis on originating COFI ARMs and their predominant balance in the current portfolio, benefits from loans tied to other indices will be realized slowly over time. At March 31, 1998, approximately 83% of the Company's $50.8 billion gross loan and MBS portfolio consisted of COFI ARMs, unchanged from the percentage at December 31, 1997. For information regarding the Company's loan diversification, see "Financial Condition--Loan and MBS Portfolio."

     The FIB branch acquisition in the third quarter of 1996 accelerated the Company's progress in building its portfolio of consumer and business banking loans which generally earn higher rates of interest and have maturities shorter than residential real estate loans. The acquisition of Coast will
extend the Company's efforts in these business lines.   However, the
origination of consumer and business banking loans involves risks different from those associated with originating residential real estate loans. For example, credit risk associated with consumer and business banking loans is generally higher than for mortgage loans, the sources and level of competition may be different and, compared to residential real estate lending, consumer and business banking lending is a relatively new business for the Company. These different risk factors are considered in the underwriting and pricing standards established for consumer and business banking loans.

     The Company's approach to managing interest rate risk includes the changing of repricing terms and spreading of maturities on term deposits and other interest-costing liabilities. The Company manages the maturities of its borrowings to balance changes in the demand for deposit maturities. The Company has adopted a strategy to increase the percentage of transaction accounts in its deposit portfolio, which the Company believes is a lower costing funding source than other funding sources. At March 31, 1998, transaction accounts comprised 35% of the deposit base compared to 32% at March 31, 1997. A portion of this increase is due to the Company's "money market index account," which was introduced in the third quarter of 1997.
This new product offers depositors some of the liquidity of a transaction account, with a higher interest rate, but at a lower cost to the Company than its traditional term accounts. The Company's money market index account balance was $2.3 billion at March 31, 1998 compared to $1.4 billion at December 31, 1997. For additional information regarding these and other transactions, see "Results of Operations--Net Interest Income" and "Financial Condition--Liquidity and Capital Resources."

     The components of the Company's interest rate sensitive asset and liability portfolios by repricing periods (contractual maturity as adjusted for frequency of repricing) as of March 31, 1998 are as follows (dollars in thousands):

                                                                       Repricing Periods
                                                  Percent ----------------------------------------------------------------
                                                    of       Within        7-12          1-5          5-10         Years
                                        Balance    Total    6 Months      Months        Years         Years       Over 10
                                      ----------- ------- -----------   -----------  -----------   ------------  ----------
                                                                                (dollars in thousands)
Interest-earning assets:
Investment securities                 $   775,560    2%   $   773,142   $      -     $     2,418   $      -      $     -
Impact of hedging (LIBOR-indexed
  amortizing swaps)                          -       -        (19,020)       19,020         -             -            -
                                      -----------  ---    -----------   -----------  -----------   -----------   ----------
    Total investment securities           775,560    2        754,122        19,020        2,418          -            -
                                      -----------  ---    -----------   -----------  -----------   -----------   ----------

Loans and MBS
  MBS
    ARMs                               14,024,218   27     13,985,652        38,566         -             -            -
    Other                                 323,731    1           -             -           1,597          -         322,134
  Loans
    ARMs                               33,572,791   65     31,928,452       568,858      760,568        53,297      261,616
    Other                               2,415,288    5        183,659          -            -             -       2,231,629
                                      -----------  ---    -----------   -----------  -----------   -----------   ----------
    Total loans and MBS                50,336,028   98     46,097,763       607,424      762,165        53,297    2,815,379
                                      -----------  ---    -----------   -----------  -----------   -----------   ----------
      Total interest-earning assets   $51,111,588  100%   $46,851,885   $   626,444  $   764,583   $    53,297   $2,815,379
                                      ===========  ===    ===========   ===========  ===========   ===========   ==========
Interest-costing liabilities:
Deposits
  Transaction accounts                $13,363,700   27%   $13,363,700   $      -     $      -      $      -      $     -
  Term accounts                        24,999,549   50     15,131,443     7,433,447    2,424,805         9,804           50
                                      -----------  ---    -----------   -----------  -----------   -----------   ----------
    Total deposits                     38,363,249   77     28,495,143     7,433,447    2,424,805         9,804           50
                                      -----------  ---    -----------   -----------  -----------   -----------   ----------
Borrowings
  Short-term                            2,826,963    6      2,051,963       775,000         -             -            -
  FHLB and other                        8,428,298   17      4,809,508     1,977,745    1,325,410       254,767       60,868
  Capital securities of
    subsidiary trust                      148,507    -           -             -            -          148,507         -
                                      -----------  ---    -----------   -----------  -----------   -----------   ----------
    Total borrowings                   11,403,768   23      6,861,471     2,752,745    1,325,410       403,274       60,868
                                      -----------  ---    -----------   -----------  -----------   -----------   ----------
      Total interest-costing
          liabilities                 $49,767,017  100%   $35,356,614   $10,186,192  $ 3,750,215   $   413,078   $   60,918
                                      ===========  ===    ===========   ===========  ===========   ===========   ==========
Hedge-adjusted interest-earning
  assets more/(less) than
  interest-costing liabilities        $ 1,344,571         $11,495,271   $(9,559,748) $(2,985,632)  $  (359,781)  $2,754,461
                                      ===========         ===========   ===========  ===========   ===========   ==========

Cumulative interest sensitivity gap                       $11,495,271   $ 1,935,523  $(1,050,109)  $(1,409,890)  $1,344,571
                                                          ===========   ===========  ===========   ===========   ==========
Percentage of hedge-adjusted
  interest-earning assets to
  interest-costing liabilities             102.70%
Percentage of cumulative interest
  sensitivity gap to total assets            2.47%

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

     The Securities and Exchange Commission has approved rule amendments to clarify and expand existing disclosure requirements for derivative financial instruments. The amendments require enhanced disclosure of accounting policies for derivative financial instruments in the footnotes to the financial statements. In addition, the amendments expand existing disclosure requirements to include quantitative and qualitative information about market risk inherent in market risk sensitive instruments. The required quantitative and qualitative information are to be disclosed outside the financial statements and related notes thereto. As the Company believes that the derivative financial instrument disclosures contained within the notes to the consolidated financial statements included in its Annual Report on Form 10-K for the year 1997 substantially conform with requirements of these amendments, no interim period disclosure has been provided herein.

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

     The Company's NPAs, troubled debt restructurings ("TDRs") and other impaired major loans, net of related specific loss allowances, by type as of the dates indicated were as follows (dollars in thousands):

                                              March 31,    December 31,   Increase
                                                1998           1997      (Decrease)
                                            -------------  ------------  ----------
Nonaccrual loans:
   Single family                               $448,104       $376,421    $ 71,683
   Multi-family                                  44,391         20,631      23,760
   Commercial and industrial real estate         23,461         32,171      (8,710)
   Consumer                                       4,020          3,608         412
   Business banking                                  25             67         (42)
                                               --------       --------    --------
         Total                                 $520,001       $432,898    $ 87,103
                                               ========       ========    ========

REO:
   Single family                               $148,345       $137,114    $ 11,231
   Multi-family                                  23,384         15,657       7,727
   Commercial and industrial real estate         11,445          9,669       1,776
                                               --------       --------    --------
         Total                                 $183,174       $162,440    $ 20,734
                                               ========       ========    ========
Total NPAs:
   Single family                               $596,449       $513,535    $ 82,914
   Multi-family                                  67,775         36,288      31,487
   Commercial and industrial real estate         34,906         41,840      (6,934)
   Consumer                                       4,020          3,608         412
   Business banking                                  25             67         (42)
                                               --------       --------    --------
         Total                                 $703,175       $595,338    $107,837
                                               ========       ========    ========

TDRs:
   Single family                               $168,747       $162,257    $  6,490
   Multi-family                                  51,792         32,636      19,156
   Commercial and industrial real estate         60,366         17,406      42,960
                                               --------       --------    --------
         Total                                 $280,905       $212,299    $ 68,606
                                               ========       ========    ========

Other impaired major loans:
   Multi-family                                $126,167       $107,814    $ 18,353
   Commercial and industrial real estate         19,595         36,816     (17,221)
                                               --------       --------    --------
         Total                                 $145,762       $144,630    $  1,132
                                               ========       ========    ========
Ratio of NPAs to total assets                      1.29%          1.28%
                                               ========       ========
Ratio of NPAs and TDRs to total assets             1.81%          1.73%
                                               ========       ========
Ratio of allowances for losses
   on loans and REO to NPAs                       68.84%         64.07%
                                               ========       ========

     The Company's NPAs, TDRs and other impaired major loans by state at March 31, 1998 were as follows (in thousands):

                                        NPAs
             -----------------------------------------------------------
                      Real Estate
             -----------------------------
                                                                                     Other
                                Commercial                                          Impaired
              Single    Multi-     and                Business                       Major
              Family    Family  Industrial  Consumer  Banking     Total     TDRs     Loans
             --------  -------  ----------  --------  --------  --------  --------  --------
California   $460,677  $65,376    $30,380    $3,792     $25     $560,250  $239,280  $133,278
New York       35,014      655      1,263      -          -       36,932    14,521     2,610
Florida        36,398     -          -         -          -       36,398     5,679      -
Texas           8,390      379       -         -          -        8,769     1,262     1,217
Other          55,970    1,365      3,263       228       -       60,826    20,163     8,657
             --------  -------    -------    ------     ---     --------  --------  --------
             $596,449  $67,775    $34,906    $4,020     $25     $703,175  $280,905  $145,762
             ========  =======    =======    ======     ===     ========  ========  ========

     Total NPAs were $703.2 million at March 31, 1998, or a ratio of NPAs to total assets of 1.29%, an increase of $107.9 million, or 18%, during the first three months of 1998 from $595.3 million, or 1.28% of total assets, at December 31, 1997. At March 31, 1998, $117.8 million of NPAs related to loans and REO acquired from Coast. Excluding these NPAs, the Company would have reported a decline in NPAs of $9.9 million from December 31, 1997 principally related to the payoff of two commercial and industrial loans.

     Single family NPAs were $596.4 million at March 31, 1998, an increase of $82.9 million, or 16%, during the first three months of 1998 from $513.5 million at December 31, 1997, primarily due to single family NPAs relating to loans acquired from Coast of $80.5 million. Multi-family NPAs totaled $67.8 million at March 31, 1998, an increase of $31.5 million, or 87%, during the first three months of 1998 from $36.3 million at December 31, 1997, primarily due to multi-family NPAs relating to loans acquired from Coast of $22.6 million and other increases in California ($7.6 million). Commercial and industrial real estate NPAs totaled $34.9 million at March 31, 1998, a decrease of $6.9 million, or 17%, during the first three months of 1998 from $41.8 million at December 31, 1997, primarily due to the payoff of two commercial and industrial loans in California, partially offset by commercial and industrial NPAs related to loans acquired from Coast of $14.8 million.

     TDRs were $280.9 million at March 31, 1998, an increase of $68.6 million, or 32%, during the first three months of 1998 from $212.3 million at December 31, 1997 primarily due to multi-family and commercial and industrial TDRs relating to loans acquired from Coast of $30.3 million and $43.0 million, respectively.

     Other impaired major loans at March 31, 1998 were $145.8 million, an increase of $1.2 million, or less than 1%, during the first three months of 1998 from $144.6 million at December 31, 1997 primarily due to multi-family loans relating to loans acquired from Coast of $20.6 million, partially offset by decreases in multi-family loans and commercial and industrial loans of $2.3 million and $17.2 million, respectively.

     The recorded investment in all impaired loans was as follows (in thousands):

                                      March 31, 1998                     December 31, 1997
                              ---------------------------------   ---------------------------------
                                          Allowance                           Allowance
                               Recorded      for         Net       Recorded      for         Net
                              Investment    Losses   Investment   Investment   Losses    Investment
                              ----------  ---------  ----------   ----------  ---------  ----------
With specific allowances       $402,804    $73,346    $329,458     $330,412    $55,392    $275,020
Without specific allowances     133,557       -        133,557      103,352       -        103,352
                               --------    -------    --------     --------    -------    --------
                               $536,361    $73,346    $463,015     $433,764    $55,392    $378,372
                               ========    =======    ========     ========    =======    ========

     The Company is continuing its efforts to reduce the amount of its NPAs by aggressively pursuing loan delinquencies through the collection, workout and foreclosure processes and, if foreclosed, disposing rapidly of the REO. The Company sold $70.9 million of single family REO and $14.6 million of multi-family and commercial and industrial REO in the first three months of 1998.
In the first three months of 1997, the Company sold $108.6 million of single family REO and $15.8 million of multi-family and commercial and industrial REO.

     ALLOWANCE FOR LOAN LOSSES. Management believes the Company's allowance for loan losses as determined through periodic analysis of the loan portfolio was adequate at March 31, 1998. The Company's process for evaluating the adequacy of the allowance for loan losses includes the identification and detailed review of impaired loans, an assessment of the overall quality and inherent risk in the loan portfolio, and consideration of loss experience and trends in problem loans, as well as current economic conditions and trends. Based upon this process, management determines what it considers to be an appropriate allowance for loan losses.

     The changes in and a summary by type of the allowance for loan losses are as follows (dollars in thousands):

                                            Three Months Ended
                                                 March 31,
                                           ---------------------
                                             1998         1997
                                           --------     --------
Beginning balance                          $377,351     $389,135
Allowance for loan losses
  acquired from Coast                       107,830         -
Provision for loan losses                     8,066       24,223
                                           --------     --------
                                            493,247      413,358
                                           --------     --------
Charge-offs:
  Single family                             (10,225)     (24,230)
  Multi-family                               (5,840)      (9,624)
  Commercial and industrial real estate        -            (239)
  Consumer                                   (2,902)        (762)
  Business banking                             (328)        -
                                           --------     --------
                                            (19,295)     (34,855)
                                           --------     --------
Recoveries:
  Single family                               2,683        7,214
  Multi-family                                1,079        1,689
  Commercial and industrial real estate       3,010          249
  Business banking                               25           33
                                           --------     --------
                                              6,797        9,185
                                           --------     --------
    Net charge-offs                         (12,498)     (25,670)
                                           --------     --------
Ending balance                             $480,749     $387,688
                                           ========     ========
Ratio of net charge-offs to average
  loans and MBS outstanding during
  the periods (annualized)                     0.11%        0.22%
                                               ====         ====

     The declines in the provision for loan losses and gross charge-offs during the first quarter of 1998 are due to lower levels of the Company's NPAs and delinquent loans, excluding Coast related NPAs and delinquent loans. The continuing improvement in the California economy and California real estate market has contributed to the significant improvement in the Company's credit costs.

     The allocation of the Company's allowance for loan losses by loan and MBS category and the allocated allowance as a percent of the loan and MBS category at the dates indicated are as follows (dollars in thousands):

                                           March 31, 1998        December 31, 1997
                                        ---------------------  ---------------------
                                                   Allowance              Allowance
                                                   as Percent             as Percent
                                                    of Loan                of Loan
                                                    and MBS                and MBS
                                        Allowance   Category   Allowance   Category
                                        ---------  ----------  ---------  ----------
Single family                            $207,535     0.56%    $174,459       0.55%
Multi-family                              187,786     1.74      143,977       1.46
Commercial and industrial real estate      62,652     4.25       40,713       3.62
Consumer                                   17,976     1.47       13,402       1.21
Business banking                            4,800     5.95        4,800       7.28
                                         --------              --------
                                         $480,749     0.95     $377,351       0.86
                                         ========              ========

     The increase in the allowance for loan losses at March 31, 1998 is due mainly to the acquisition of Coast. The increase in the allocation of allowance for loan losses in the multi-family and commercial and industrial portfolios is due to the increase in NPAs and TDRs in these portfolios related to loans acquired from Coast. Although the Company believes it has a sound basis for its estimate of the appropriate allowance for loan losses, actual charge-offs and the level of NPAs incurred in the future are highly dependent upon the economies of the areas in which the Company lends and upon future events, including natural disasters, such as earthquakes. Management believes that the principal risk factor which could potentially require an increase in the allowance for loan losses would be the slowing or reversal of recent improvements in the residential purchase market in California, particularly in Southern California, the Company's primary lending market.

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

     Liquidity as defined by the OTS for Home Savings consists of cash, cash equivalents and certain marketable securities which are not committed, pledged or required to liquidate specific liabilities. Regulations of the OTS currently require each savings institution to maintain an average daily balance of liquid assets in each calendar quarter of not less than four percent of either (1) its liquidity base at the end of the preceding quarter, or (2) the average daily balance of its liquidity base during the preceding quarter. Home Savings has elected to calculate its average liquidity ratio using the first method. For March 1998 the average liquidity ratio of Home Savings was 10.64%.

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

     LOANS RECEIVABLE. During the first three months of 1998 cash of $2.1 billion was used to fund loans. Principal payments on loans were $1.5 billion for the first three months of 1998, an increase of $784.3 million, or 106%, from $738.9 million for the first three months of 1997. During the first three months of 1998 the Company sold loans totaling $1.1 billion. At March 31, 1998, the Company had $875.9 million of loans held for sale. The loans designated for sale included $661.3 million of fixed rate loans, $193.9 million in COFI ARMs and $20.7 million of 12 MAT and other Treasury ARMs. Loans designated for sale at March 31, 1998 include loans totaling $194.5 million acquired from Coast. For information regarding the Company's loan sales, see "Results of Operations--Noninterest Income--Gain on Sales of Loans."

     MBS. The Company designates certain MBS as available for sale. At March 31, 1998, the Company had $10.0 billion of MBS available for sale, comprised of $9.7 billion of ARM MBS and $282.7 million of fixed rate MBS. These MBS had an unrealized gain of $128.3 million at March 31, 1998. The unrealized gain is due mainly to temporary market-related conditions and the Company expects no significant effect on its future interest income.

     DEPOSITS. Deposits were $38.4 billion at March 31, 1998, an increase of $6.1 billion, or 19%, from $32.3 billion at December 31, 1997, mainly due to the acquisition of Coast in February 1998 with $6.4 billion of deposits. Excluding this transaction, there was a net deposit outflow of $297.7 million primarily due to maturities of term accounts which have more sensitivity to market interest rates than transaction accounts. Term deposits decreased $996.8 million during the first three months of 1998, while transaction accounts increased $699.1 million during the same period. The Company manages its borrowings to balance changes in deposits.

     Over the past several years, the Company has focused on enlarging its presence and enhancing its market share in its key market of California and has recognized that there are markets where the Company cannot economically achieve sufficient market share to be an effective competitor. Such focus resulted in, among other things, the sale of the Company's retail deposit branch system in New York in 1995, the sale of three retail branches in Texas in 1996 and, in 1997, the sale of four retail branches in Arizona and 12 retail branches in western Florida. In December 1997, the Company announced a definitive agreement to sell its remaining 27 Florida branches with deposits of approximately $3.3 billion at March 31, 1998. The sale is expected to close in the third quarter of 1998.

     At March 31, 1998, 85% of the Company's deposits were in California compared to 82% at December 31, 1997.

     BORROWINGS. Borrowings totaled $11.3 billion at March 31, 1998, an increase of $426.0 million, or 4%, during the first three months of 1998 from $10.8 billion at December 31, 1997, reflecting increases in securities sold under agreements to repurchase of $350.0 million and in FHLB and other borrowings of $111.9 million, partially offset by a decline in short-term borrowings of $35.9 million. The net increase in borrowings is mainly due to the acquisition of Coast in February 1998.

     In February 1998, the Company issued a medium term note for $100 million which will mature on February 21, 2001, bearing an interest rate of 5.88%.

     During the first quarter of 1998, medium term notes totaling $130 million matured. In April 1998, the Company redeemed all of the $57.5 million in 10% Senior Notes which had been issued by Coast.

     CAPITAL. During the first three months of 1998, Ahmanson returned capital to stockholders by purchasing 406,600 shares of its common stock. On March 2, 1998, the Company redeemed at par the entire $195 million of its 8.40% Series C Preferred Stock, in accordance with the original terms.

     Stockholders' equity was $3.3 billion at March 31, 1998, an increase of $859.1 million, or 36%, from $2.4 billion at December 31, 1997. The increase is primarily due to the value of common shares issued to acquire Coast in February 1998 of approximately $925.1 million, net income of $114.3 million and an increase of $46.1 million in the net unrealized gain on securities available for sale, partially offset by the redemption of the Series C Preferred Stock of $195 million, dividends paid to common and preferred stockholders of $28.8 million and payments of $24.1 million to purchase the Company's common stock. The net unrealized gain on securities available for sale at March 31, 1998 was $77.2 million.

     The OTS has adopted regulations that contain a three-part capital standard requiring savings institutions to maintain "core" capital of at least 3% of adjusted total assets, tangible capital of at least 1.5% of adjusted total assets and risk-based capital of at least 8% of risk-weighted assets. Special rules govern the ability of savings institutions to include in their capital computations their investments in subsidiaries engaged in activities not permissible for national banks, such as real estate development. In addition, institutions whose exposure to interest-rate risk as determined by the OTS is deemed to be above normal may be required to hold additional risk-based capital. Home Savings believes it does not have above-normal exposure to interest-rate risk.

     At March 31, 1998, Home Savings exceeded the regulatory standards required to be considered well-capitalized. Home Savings' capital amounts and ratios at March 31, 1998 were as follows (dollars in thousands):

                                                                            Well-
                                                  Capitalized            Capitalized
                                                     Amount     Ratio     Standard
                                                  -----------  -------   -----------
Tangible capital (to adjusted total assets)        $3,178,794    5.96%       N/A
Core capital (to adjusted total assets)             3,181,871    5.97       5.00%
Core capital (to risk-weighted assets)              3,181,871    9.28       6.00
Total risk-based capital (to risk-weighted assets)  4,051,438   11.81      10.00

ACCOUNTING DEVELOPMENTS

     The Company adopted SFAS No. 130, "Reporting Comprehensive Income" as of January 1, 1998. SFAS No. 130 establishes standards for reporting of comprehensive income and its components in the financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. For information regarding comprehensive income, see "Note to the Condensed Consolidated Financial Statements."

     The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" as of January 1, 1998. SFAS No. 131 establishes standards to report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim reports to shareholders beginning in 1999. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for the Company for its December 31, 1998 financial statements, with comparative information for earlier years to be restated.

     The Company adopted SFAS No. 132, "Employers Disclosures About Pensions and Other Postretirement Benefits" as of January 1, 1998. SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits; requires additional information on changes in the benefit obligations and fair values of plan assets; and eliminates certain disclosures required by SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination of Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 132 is effective for the Company for its December 31, 1998 financial statements, with comparative information for earlier years to be restated.

TAX CONTINGENCY

     The Company's financial statements do not contain any benefit related to the Company's determination that it is entitled to the deduction of the tax bases in certain state branching rights when the Company sells its deposit branch businesses, thereby abandoning such branching rights in those states. The Company's position is that the tax bases result from the tax treatment of property received as assistance from the Federal Savings and Loan Insurance Corporation ("FSLIC") in conjunction with FSLIC-assisted transactions. From 1981 through 1985, the Company acquired thrift institutions in six states through FSLIC-assisted transactions. The Company's position is that assistance received from the FSLIC included out-of-state branching rights valued at approximately $740 million. As of March 31, 1998, the Company had sold its deposit branching businesses and abandoned such branching rights in four of these states, the first of which was Missouri in 1993. The potential tax benefit related to these abandonments as of March 31, 1998 could approach $167 million. The potential deferred tax benefit related to branching rights not abandoned could approach $130 million.

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

HOME SAVINGS GOODWILL LITIGATION

     On August 31, 1989, the Financial Institutions Reform, Recovery and Enforcement Act ("FIRREA") was enacted. Among other things, FIRREA raised the minimum capital requirements for savings institutions and required a phase-out of the amount of supervisory goodwill which could be included in satisfying certain regulatory capital requirements. The exclusion of supervisory goodwill from regulatory capital led many savings institutions to either replace the lost capital by issuing new qualifying debt or equity securities or reduce assets. On August 31, 1989, Home Savings had supervisory goodwill totaling $572.0 million resulting from its prior acquisitions of 18 savings institutions in Florida, Missouri, Texas, Illinois, New York and Ohio. In September 1992, Home Savings filed a lawsuit against the U.S. government for unspecified damages involving supervisory goodwill related to its acquisitions of troubled savings institutions from 1981 to 1988.

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

     If the proposed merger with Washington Mutual is consummated, Home Savings' rights in its litigation against the U.S. government will become an asset of Washington Mutual.

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

     The Company currently estimates that its Year 2000 project, including costs incurred to date and through the year 2000, may cost approximately $45 million. These costs include estimates for employee compensation on the project team, consultants, hardware and software lease expense and depreciation of equipment purchased as part of the project. Year 2000 costs are expensed as incurred. Approximately $2.8 million has been expensed the during first quarter of 1998 and $11.6 million for the project in total through the first quarter of 1998.

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

                          PART II.  OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

      (a)  Exhibits.

           11  Statement of Computation of Income per Share.

           27  Financial Data Schedule. *

      (b)  Reports on Form 8-K.

           Date of Report    Items Reported

           January 15, 1998  ITEM 5.  OTHER EVENTS.

                             On January 15, 1998, H. F. Ahmanson & Company (the "Registrant") issued a press release reporting its results of operations during the quarter and year ended December 31, 1997.

                             ITEM 7.  FINANCIAL STATEMENTS AND EXHIBITS.

                             (c)  Exhibits.

                             99.1  Press release dated January 15, 1997
                             reporting results of operations during the quarter and year ended December 31, 1997.

           January 27, 1998  ITEM 7.  FINANCIAL STATEMENTS AND EXHIBITS.

                             (c)  Exhibits.

                             99.1  Investor presentation materials to be
                             used at one or more presentations for analysts and investors commencing on January 27, 1998.

           February 13, 1998 ITEM 5.  OTHER EVENTS.

                             On February 13, 1998, the Registrant issued a press release announcing that its acquisition of Coast Savings Financial, Inc., parent company of Coast Federal Bank, was completed.

                             ITEM 7.  FINANCIAL STATEMENTS AND EXHIBITS.

                             (c)  Exhibits.

                             99.1  Press release dated February 13, 1998.

           February 20, 1998 ITEM 5.  OTHER EVENTS.

                             On February 20, 1998, the Registrant executed a Purchase Agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated relating to the issuance of the Registrant's Medium-Term Notes, Series A.

                             ITEM 7.  FINANCIAL STATEMENTS AND EXHIBITS.

                             (c)  Exhibits.

                             1.1 Purchase Agreement, dated February 20, 1998, relating to Medium-Term Notes, Series A, by and between the Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

           March 18, 1998    ITEM 5.  OTHER EVENTS.

                             On March 16, 1998 the Registrant and Washington Mutual, Inc. ("Washington Mutual") entered into an agreement and Plan of Merger (the "Merger Agreement"), pursuant to which the Registrant will merge with and into Washington Mutual (the "Merger").

                             On March 17, 1998, the Registrant issued a press release announcing that its Board of Directors had terminated its remaining stock repurchase program.

                             ITEM 7.  FINANCIAL STATEMENTS AND EXHIBITS.

                             (c)  Exhibits.

                             2 Agreement and Plan of Merger, dated as of March 16, 1998, by and between the Registrant and Washington Mutual.

                             4.1 Rights Agreement, dated as of November 7, 1997 between the Registrant and First Chicago Trust Company of New York, as rights agent.

                             4.2  Amendment to Rights Agreement, dated as
                             of March 16, 1998, to Rights Agreement, dated as of November 7, 1997 between the Registrant and First Chicago Trust Company of New York, as rights agent.

                             10 Stock Option Agreement, dated as of March 16, 1998 by and between the Registrant and Washington Mutual.

                             20.1  Joint press release, dated March 17, 1998

                             20.2  The Registrant's press release, dated
                             March 17, 1998.





*  Filed electronically with the Securities and Exchange Commission.

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  May 14, 1998                  H. F. Ahmanson & Company



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