Form 10-Q
period 1998-06-30
AHMANSON H F & CO /DE/
filed 1998-08-14
CIK 771667

                                  FORM 10-Q


                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.   20549

        (X)       QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               for the quarterly period ended June 30, 1998

                                     OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         for the transition period from              to
                                         ------------    ------------
         Commission File Number                        1-8930
                                                   ------------------

                         H. F. AHMANSON & COMPANY
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)

                 Delaware                                95-0479700
       ------------------------------                 ---------------
      (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                 Identification No.)

      4900 Rivergrade Road, Irwindale, California              91706
      -------------------------------------------            ---------
      (Address of principal executive offices)               (Zip Code)

      Registrant's telephone number, including area code. (626) 960-6311
                                                           -------------
                      Exhibit Index appears on page:      39

               Total number of sequentially numbered pages:      40

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No    .
    ----    ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1998: $.01 par value - 112,747,641 shares.

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

H. F. AHMANSON & COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited) (in thousands)

Assets                                                     June 30, 1998      December 31, 1997
------                                                     -------------      -----------------
Cash and amounts due from banks                             $   689,940          $   603,797
Federal funds sold and securities purchased under
  agreements to resell                                          343,000              550,200
Other short-term investments                                     11,142                5,110
                                                            -----------          -----------
     Total cash and cash equivalents                          1,044,082            1,159,107
Other investment securities held to
  maturity [market value
  $2,423 (June 30, 1998) and
  $2,427 (December 31, 1997)]                                     2,415                2,421
Other investment securities available for
  sale [amortized cost
  $12,407 (June 30, 1998) and
  $6,440 (December 31, 1997)]                                    14,040                7,248
Investment in stock of Federal Home
  Loan Bank (FHLB), at cost                                     529,572              411,978
Mortgage-backed securities (MBS)
  held to maturity [market value
  $4,116,280 (June 30, 1998) and
  $4,365,909 (December 31, 1997)]                             4,032,604            4,322,579
MBS available for sale [amortized cost
  $9,439,028 (June 30, 1998) and
  $8,417,188 (December 31, 1997)]                             9,664,988            8,468,812
Loans receivable less allowance for losses of
  $471,911 (June 30, 1998) and
  $377,351 (December 31, 1997)                               34,287,923           30,028,540
Loans held for sale [market value
  $645,371 (June 30, 1998) and
  $461,620 (December 31, 1997)]                                 638,497              455,651
Accrued interest receivable                                     234,737              194,038
Real estate held for development and
  investment (REI) less allowance for losses of
  $93,334 (June 30, 1998) and
  $107,773 (December 31, 1997)                                  136,836              146,518
Real estate owned held for sale (REO)
  less allowance for losses of
  $9,409 (June 30, 1998) and
  $11,400 (December 31, 1997)                                   154,468              162,440
Premises and equipment                                          414,868              364,626
Goodwill and other intangible assets                            767,541              280,296
Other assets                                                    903,765              674,498
                                                            -----------          -----------
                                                            $52,826,336          $46,678,752
                                                            ===========          ===========

Liabilities, Capital Securities of Subsidiary Trust
  and Stockholders' Equity
---------------------------------------------------

Deposits:
  Non-interest bearing                                      $ 1,642,045          $ 1,116,050
  Interest bearing                                           35,765,074           31,152,325
                                                            -----------          -----------
                                                             37,407,119           32,268,375
Securities sold under agreements to repurchase                1,650,000            1,675,000
Other short-term borrowings                                   1,113,000              837,861
FHLB and other borrowings                                     7,541,270            8,316,405
Other liabilities                                             1,338,545              954,470
Income taxes                                                    163,866               82,732
                                                            -----------          -----------
  Total liabilities                                          49,213,800           44,134,843
Company-obligated mandatorily redeemable capital
  securities, Series A, of subsidiary trust holding
  solely Junior Subordinated Deferrable Interest
  Debentures of the Company                                     148,550              148,464
Stockholders' equity                                          3,463,986            2,395,445
                                                            -----------          -----------
                                                            $52,826,336          $46,678,752
                                                            ===========          ===========

H. F. AHMANSON & COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(dollars in thousands except per share data)

                                              For the Three Months Ended       For the Six Months Ended
                                                       June 30,                       June 30,
                                              --------------------------      --------------------------
                                                 1998            1997            1998            1997
                                              -----------    -----------      -----------    -----------
Interest income:
  Loans                                       $   669,252    $   575,802      $ 1,302,144    $ 1,153,335
  MBS                                             261,835        259,429          518,434        527,102
  Investments                                      14,095         16,271           27,821         33,168
                                              -----------    -----------      -----------    -----------
    Total interest income                         945,182        851,502        1,848,399      1,713,605
                                              -----------    -----------      -----------    -----------

Interest expense:
  Deposits                                        415,547        374,187          803,442        749,326
  Short-term borrowings                            41,293         42,924           83,025         76,044
  FHLB and other borrowings                       131,643        126,322          264,383        262,547
                                              -----------    -----------      -----------    -----------
    Total interest expense                        588,483        543,433        1,150,850      1,087,917
                                              -----------    -----------      -----------    -----------
    Net interest income                           356,699        308,069          697,549        625,688
Provision for loan losses                             784         17,989            8,850         42,212
                                              -----------    -----------      -----------    -----------
    Net interest income after
      provision for loan losses                   355,915        290,080          688,699        583,476
                                              -----------    -----------      -----------    -----------
Noninterest income:
  Loss on sales of MBS                               -               (74)            -               (74)
  Gain on sales of loans                           12,798          6,137           24,569         14,126
  Loan servicing income                            16,624         17,078           38,299         33,826
  Banking and other retail service fees            30,368         28,525           58,077         57,859
  Other fee income                                 23,253         17,059           42,403         33,440
  Gain on sale of retail deposit branch
    systems                                          -            41,610             -            57,566
  Gain on sales of investment securities              350            135              350            135
  Other operating income                            3,160          1,322            4,149          3,783
                                              -----------    -----------      -----------    -----------
    Total noninterest income                       86,553        111,792          167,847        200,661
                                              -----------    -----------      -----------    -----------
Noninterest expense:
  Compensation and other employee expenses         93,958         84,368          191,656        179,836
  Occupancy expenses                               26,389         26,647           55,081         53,359
  Federal deposit insurance premiums and
    assessments                                     7,757          6,269           14,536         12,818
  Other general and administrative expenses        71,927         63,180          155,462        121,224
                                               ----------    -----------      -----------    -----------
    Total general and administrative expenses     200,031        180,464          416,735        367,237
  Net acquisition costs                              -             5,475             -             5,475
  Operations of REI                                 1,173            399              854          2,258
  Operations of REO                                 7,620         21,884           15,627         43,992
  Amortization of goodwill and other
    intangible assets                              13,914          6,447           22,797         12,837
                                              -----------    -----------      -----------    -----------
    Total noninterest expense                     222,738        214,669          456,013        431,799
                                              -----------    -----------      -----------    -----------
Income before provision for income taxes          219,730        187,203          400,533        352,338
Provision for income taxes                         82,400         71,547          148,900        133,589
                                              -----------    -----------      -----------    -----------
Net income                                    $   137,330    $   115,656      $   251,633    $   218,749
                                              ===========    ===========      ===========    ===========
Net income attributable to common shares:
  Basic                                       $   133,426    $   107,249      $   240,743    $   201,934
  Diluted                                     $   137,330    $   111,561      $   248,903    $   210,559

Income per common share:
  Basic                                       $      1.21    $      1.11      $      2.27    $      2.03
  Diluted                                     $      1.12    $      1.01      $      2.09    $      1.86

Common shares outstanding, weighted average:
  Basic                                       110,544,030     96,602,800      106,117,457     99,559,185
  Diluted                                     123,148,072    110,022,428      119,139,883    113,084,856

H. F. AHMANSON & COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS, continued (Unaudited)

                                             For the Three Months Ended    For the Six Months Ended
                                                       June 30,                    June 30,
                                             --------------------------    ------------------------
                                                1998            1997          1998          1997
                                             ----------      ----------    ----------    ----------
Return on average assets (1)                    1.02%           0.96%         0.97%         0.90%
Return on average equity (1)                   16.50%          19.32%        16.36%        18.27%
Return on average tangible equity (1),(2)      21.86%          21.54%        20.72%        20.42%
Efficiency ratio (1), (3)                      46.85%          48.68%        49.83%        48.91%

(1)  The following table summarizes the returns on average assets, average equity and average tangible equity and the efficiency ratio excluding certain gains and expenses.  The three months ended June 30, 1997 excludes the after-tax effects of the gain on sales of the West
     Florida retail deposit branch system of $24.6 million and net acquisition costs of $3.2 million.  The six months ended June 30, 1998 excludes the after-tax effects of the Coast charge of $13.7 million.  The six months ended June 30, 1997 excludes the after-tax effects of the gains on sales of the Arizona and West Florida retail deposit branches of $34.1 million and net acquisition costs of $3.2 million.

                                                                           For the Six Months Ended
                                                        For the Three              June 30,
                                                         Months Ended      ------------------------
                                                        June 30, 1997         1998          1997
                                                        -------------      ----------    ----------
     Return on average assets                               0.78%             1.02%         0.77%
     Return on average equity                              15.89%            17.20%        15.90%
     Return on average tangible equity (2)                 17.86%            21.71%        17.89%
     Efficiency ratio (3)                                  48.68%            47.06%        48.91%

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

H. F. AHMANSON & COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

                                                                       For the Six Months Ended
                                                                                June 30,
                                                                     -----------------------------
                                                                          1998           1997
                                                                     -------------   -------------
Cash flows from operating activities:
 Net income                                                           $   251,633     $   218,749
 Adjustments to reconcile net earnings to net cash
  provided by operating activities:
   Interest capitalized on loans (negative amortization)                  (29,900)        (38,124)
   Provision for losses on loans and real estate                           17,703          60,343
   Depreciation and amortization                                           67,371          50,444
   Proceeds from sales of loans originated for sale                     2,697,727       1,667,394
   Loans originated for sale                                           (2,699,094)       (679,189)
   Loans repurchased from investors                                       (22,912)        (33,195)
   Increase in other liabilities                                          251,595         124,380
   Other, net                                                             (39,733)        (64,252)
                                                                      -----------     -----------
    Net cash provided by operating activities                             494,390       1,306,550
                                                                      -----------     -----------

Cash flows from investing activities:
 Principal payments on loans                                            3,780,067       1,661,649
 Principal payments on MBS                                              1,236,354         672,134
 Loans originated for investment (net of refinances)                   (2,292,215)     (1,728,924)
 Cash and cash equivalents from Coast acquisition                         399,591            -
 Purchase Great Western stock                                                -           (163,974)
 Proceeds from sale of Great Western common stock                            -            181,610
 Proceeds from sales of REO                                               176,130         241,502
 Other, net                                                               (29,816)        109,511
                                                                      -----------     -----------
    Net cash provided by investing activities                           3,270,111         973,508
                                                                      -----------     -----------
Cash flows from financing activities:
 Net decrease in deposits                                              (1,259,847)       (864,382)
 Deposits sold                                                               -         (1,167,693)
 Increase (decrease) in borrowings maturing in 90 days or less         (1,575,214)        263,844
 Proceeds from other borrowings                                         3,308,777       3,377,761
 Repayment of other borrowings                                         (4,111,208)     (4,178,872)
 Redemption of Preferred Stock, Series C                                 (195,000)           -
 Common stock purchased for treasury                                      (24,082)       (210,048)
 Dividends to stockholders                                                (57,250)        (60,656)
 Other, net                                                                34,298          13,519
                                                                      -----------     -----------
    Net cash used in financing activities                              (3,879,526)     (2,826,527)
                                                                      -----------     -----------
Net decrease in cash and cash equivalents                                (115,025)       (546,469)

Cash and cash equivalents at beginning of period                        1,159,107       1,443,860
                                                                      -----------     -----------
Cash and cash equivalents at end of period                            $ 1,044,082     $   897,391
                                                                      ===========     ===========

H. F. AHMANSON & COMPANY AND SUBSIDIARIES
NOTE TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


1.  COMPREHENSIVE INCOME

     The Company adopted SFAS No. 130, "Reporting Comprehensive Income" as of January 1, 1998. SFAS No. 130 establishes standards for reporting comprehensive income and its components in the financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Included in the Company's calculation of comprehensive income is the unrealized gain (loss) on securities available for sale, net of tax effect. Comprehensive income for the second quarter ended June 30, 1998 and 1997 totaled $194.5 million and $225.8 million, respectively, and for the six months ended June 30, 1998 and 1997 totaled $354.9 million and $281.9 million, respectively. Accumulated other comprehensive income at June 30, 1998 totaled $134.4 million and at December 31, 1997 totaled $31.1 million.

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

     Pursuant to the merger, Ahmanson's stockholders will receive, in a tax-free exchange, 1.68 shares of Washington Mutual common stock (adjusted from the original exchange ratio of 1.12 shares to account for the effect of Washington Mutual's 3-for-2 stock split that was effective on June 1, 1998) for each share of Ahmanson Common Stock. Based on the closing price of Washington Mutual stock on March 16, 1998 (the last trading day before announcement of the proposal), the exchange ratio would have produced a value of $80.36 for each share of Ahmanson common stock, or a premium of 22.7% over the closing market price of Ahmanson common stock on March 16, 1998. As of June 30, 1998, the exchange ratio would have produced a value of $72.98 for each share of Ahmanson common stock based on the closing price of Washington Mutual common stock of $43.44. Because the exchange ratio is fixed, this value will vary as the price of Washington Mutual stock changes.

     The transaction is subject to the approval of the Office of Thrift Supervision ("OTS") and the stockholders of both Ahmanson and Washington Mutual. On July 20, 1998, the OTS deemed that the application for merger approval was informationally complete but had not yet approved or disapproved the application. Stockholder meetings to vote on approval of the merger have been scheduled for August 28, 1998 by Ahmanson and Washington Mutual.

FINANCIAL RESULTS

     Net income for the second quarter of 1998 was $137.3 million, or $1.12 per diluted common share, compared to $115.7 million, or $1.01 per diluted common share, for the second quarter of 1997. The results for the second quarter of 1997 include an after-tax gain of $24.6 million, or $0.22 per diluted share, resulting from the sale of Home Savings' deposit branch system on the West Coast of Florida (the "West Florida gain"), and a net after-tax cost of $3.2 million, or $0.03 per diluted share, as a result of the Company's proposed merger with Great Western Financial Corporation (the "net acquisition costs"). That proposal was withdrawn on June 4, 1997. Excluding the West Florida gain and the net acquisition costs in the second quarter of 1997, net income would have been $94.3 million or $0.82 per diluted common share.
Return on average equity ("ROE") for the second quarter of 1998 was 16.5%, compared to 19.3% for the second quarter of 1997. Excluding the West Florida gain and the net acquisition costs, ROE would have been 15.9% in the second quarter of 1997.

     Net income for the first six months of 1998 was $251.6 million, or $2.09 per diluted common share, compared to $218.7 million, or $1.86 per diluted common share, for the first six months of 1997. The results for the first six months of 1998 include an after-tax transaction-related charge (the "Coast charge") of $13.7 million, or $0.11 per diluted common share, associated with the acquisition of Coast Savings Financial, Inc. ("Coast"), which was consummated on February 13, 1998. The results for the first six months of 1997 include an after-tax gain of $9.5 million, or $0.08 per diluted common share, resulting from the sale of Home Savings' deposit branches in Arizona (the "Arizona gain"), as well as the West Florida gain and net acquisition costs (the "1997 items"). Excluding the Coast charge, net income for the first six months of 1998 would have been $265.3 million, or $2.20 per diluted common share. Excluding the 1997 items, net income for the first six months of 1997 would have been $187.9 million, or $1.59 per diluted common share.
ROE for the first six months of 1998 was 16.4%, compared to 18.3% for the first six months of 1997. Excluding the Coast charge and the 1997 items, ROE for the first six months of 1998 and 1997 would have been 17.2% and 15.9%, respectively.

     Cash net income is computed by the Company by adding to net income the amortization of goodwill and core deposit intangibles (net of applicable tax benefit). Cash net income for the second quarter of 1998 and 1997 was $147.3 million and $119.5 million, respectively, and for the six months ended June 30, 1998 and 1997, was $267.4 million and $226.3 million, respectively. The Company's cash net income may not be necessarily comparable to similarly titled measures reported by other companies.

     The Company's cash net income per diluted common share, cash return on average assets ("ROA") and cash return on average tangible equity (cash ROE) and the comparable reported data were as follows:

                                                        Cash                Reported
                                                  -----------------     -----------------
                                                    For the Three         For the Three
                                                     Months Ended          Months Ended
                                                       June 30,              June 30,
                                                  -----------------     -----------------
                                                    1998      1997        1998      1997
                                                  -------   -------     -------   -------
Net income per diluted common share               $ 1.20    $ 1.05      $ 1.12    $ 1.01
ROA                                                 1.12%     1.00%       1.02%     0.96%
ROE                                                21.86%    21.54%      16.50%    19.32%

Excluding the West Florida gain:
  Net income per diluted common share             $ 1.20    $ 0.85      $ 1.12    $ 0.82
  ROA                                               1.12%     0.82%       1.02%     0.78%
  ROE                                              21.86%    17.86%      16.50%    15.89%

                                                        Cash                Reported
                                                  -----------------     -----------------
                                                     For the Six           For the Six
                                                     Months Ended          Months Ended
                                                       June 30,              June 30,
                                                  -----------------     -----------------
                                                    1998      1997        1998      1997
                                                  -------   -------     -------   -------
Net income per diluted common share               $ 2.20    $ 1.93      $ 2.09    $ 1.86
ROA                                                 1.04%     0.94%       0.97%     0.90%
ROE                                                20.72%    20.42%      16.36%    18.27%

Excluding the Coast charge and  the 1997 items:
    Net income per diluted common share           $ 2.34    $ 1.66      $ 2.20    $ 1.59
    ROA                                             1.09%     0.81%       1.02%     0.77%
    ROE                                            21.71%    17.89%      17.20%    15.90%

RESULTS OF OPERATIONS

     Net interest income was $356.7 million for the second quarter of 1998, compared to $308.1 million for the second quarter of 1997 and $340.9 million for the first quarter of 1998, and was $697.5 million for first six months of 1998, compared to $625.7 million for the first six months of 1997. The increase in net interest income was a result of an increase in interest-earning assets, due to the Coast acquisition, and a wider net interest margin. The average net interest margin was 2.80% for the second quarter of 1998, compared to 2.66% for the second quarter of 1997 and 2.77% for the first quarter of 1998, and was 2.79% for the first six months of 1998 compared to 2.65% for the first six months of 1997.

     Noninterest income was $86.6 million for the second quarter of 1998, a decrease of $25.2 million, or 23%, from the $111.8 million for the second quarter of 1997 and an increase of $5.3 million, or 7%, from the $81.3 million for the first quarter of 1998. Noninterest income for the first six months of 1998 was $167.8 million, compared to $200.7 million for the first six months of 1997. The 1997 results include the West Florida and Arizona gains. Excluding the West Florida gain, noninterest income would have been $70.2 million for the second quarter of 1997. Excluding the West Florida and Arizona gains, noninterest income would have been $143.1 million for the first six months of 1997.

     During the second quarter of 1998, the Company had a gain on sales of loans of $12.8 million, compared to gains of $6.1 million and $11.8 million in the second quarter of 1997 and first quarter of 1998, respectively. The increased gain on sales resulted from the funding and sale of a greater number of fixed rate residential loans originated for sale. During the second quarter of 1998, the Company funded $2.2 billion of single family residential mortgage loans, 63% of which were fixed rate loans originated for sale.

     During the second quarter of 1998, banking and other retail service fees and other fee income was $53.6 million, compared to $45.6 million for the second quarter of 1997 and $46.9 million for the first quarter of 1998. Total banking and other retail service fees and other fee income in the second quarter of 1998 reflects higher banking and loan fees as a result of the addition of the Coast customer base to the existing Home Savings network and increased fee income from the sales of nondeposit products by Griffin Financial Services.

     General and administrative ("G&A") expenses were $200.0 million for the second quarter of 1998, compared to $180.5 million for the second quarter of 1997 and $216.7 million for the first quarter of 1998, and were $416.7 million for the first six months of 1998, compared to $367.2 million for the first six months of 1997. Excluding the pre-tax Coast charge of $23.2 million related to severance, the closure and consolidation of certain Coast and Home Savings branches, data processing conversion costs and other integration costs, such as, customer retention and marketing programs, G&A expenses would have been $193.5 million and $393.5 million for the first quarter and first six months of 1998, respectively. The increase in G&A expenses reflects the additional expenses associated with the acquired Coast branch network. By the end of the second quarter of 1998, the Company realized substantially all of the expected cost savings from the Coast acquisition.

     The efficiency ratio, defined by the Company as G&A expenses as a percentage of net interest income, loan servicing and other fee income, was 46.9% in the second quarter of 1998, compared to 48.7% and 52.9% in the second quarter of 1997 and the first quarter of 1998, respectively, and for the first six months of 1998, the Company's efficiency ratio was 49.8%, compared to 48.9% for the first six months of 1997. Excluding the Coast charge, the efficiency ratio would have been 47.3% and 47.1% for the first quarter and first six months of 1998, respectively.

CREDIT COSTS/ASSET QUALITY

     Credit costs, consisting of the provision for loan losses plus the expenses for the operations of foreclosed real estate ("REO") continued their improving trend in the second quarter of 1998 as a result of the California economy. Credit costs declined by 48% from the first quarter of 1998 and 79% from the second quarter of 1997. Credit costs were $8.4 million for the second quarter of 1998, compared to $39.9 million for the second quarter of 1997 and $16.1 million for the first quarter of 1998. Net loan charge-offs for the second quarter of 1998 totaled $9.6 million, compared to $17.4 million for the second quarter of 1997 and $12.5 million for the first quarter of 1998. Approximately $5.2 million of the second quarter 1998 charge-offs were from previously established specific reserves.

     During the second quarter, nonperforming assets ("NPAs") declined by $59.0 million, to $644.2 million, and were 1.22% of total assets at June 30, 1998, compared to $703.2 million, or 1.29%, at March 31, 1998. The $644.2 million of NPAs at June 30, 1998, which includes the effect of the Coast acquisition, was $46.3 million lower than the $690.5 million at June 30, 1997, which did not include any Coast related NPAs. Loans classified as troubled debt restructurings ("TDRs") were $262.5 million at June 30, 1998. The ratio of NPAs and TDRs to total assets was 1.72% at June 30, 1998, compared to 1.90% at June 30, 1997.

     At June 30, 1998, the allowances for loan losses and REO were $471.9 million and $9.4 million, respectively. The ratio of allowances for losses to NPAs was 73.6% at June 30, 1998, compared to 57.8% at June 30, 1997 and 68.8% at March 31, 1998.

LOAN FUNDINGS

     During the second quarter of 1998, the Company funded $2.9 billion in loans compared to $1.4 billion in the second quarter of 1997 and $2.2 billion in the first quarter of 1998.

     The Company funded $2.6 billion of residential mortgage loans in the second quarter of 1998, compared to $1.1 billion in the second quarter of 1997 and $1.9 billion in the first quarter of 1998. All mortgage loans were funded through the Company's retail franchise. The $2.6 billion of real estate mortgage loans funded during the second quarter of 1998 consisted of $1.5 billion in fixed rate loans, substantially all of which were sold into the secondary market, and $1.1 billion of adjustable rate mortgages ("ARMs") which are being held in portfolio.

     The ARM fundings during the second quarter of 1998 were offset by an increase in prepayments as borrowers took advantage of lower interest rates to refinance into fixed rate loans. The computed prepayment rate ("CPR") of loans for a period is defined by the Company as loan principal payments received during such period in excess of the normal scheduled principal payments, expressed as an annualized percentage of the principal balance of such loans at the beginning of the period. The CPR is based on the Company's historical data and is not a projection of future prepayments. The Company's three month and twelve month CPRs at June 30, 1998 for loans indexed to the Eleventh District Cost of Funds increased to 22% and 16%, respectively, from 14% and 12%, respectively, at December 31, 1997.

     The Company also funded $306.8 million in consumer loans during the second quarter of 1998, compared to $224.4 million in the second quarter of 1997, and $248.3 million in the first quarter of 1998. In June 1998, the Company funded $108.6 million in consumer loans, its highest month ever. The consumer loan portfolio totaled $1.3 billion at June 30, 1998.

CAPITAL

     At June 30, 1998, Home Savings' capital ratios exceeded the regulatory requirements for an institution to be rated as "well-capitalized," the highest regulatory standard.

     On July 16, 1998 the Company announced that it is redeeming its 6% Cumulative Convertible Preferred Stock, Series D, at $51.50 per Depositary Share, plus accrued and unpaid dividends to and including the redemption date. Each Depositary Share is convertible into 2.05465 shares of the Company's common stock at any time prior to the close of business on August 24, 1998. The redemption date is set for September 1, 1998.

SALE OF EAST FLORIDA BRANCHES

     The sale of the Company's 27 East Coast Florida branches, with $3.2 billion in deposits, was consummated on July 16, 1998 for an after-tax gain of approximately $165 million. That gain will be reflected in the third quarter 1998 results.

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

                             RESULTS OF OPERATIONS

NET INTEREST INCOME

     Net interest income was $356.7 million in the second quarter of 1998, an increase of $48.6 million, or 16%, from $308.1 million for the second quarter of 1997 and was $697.5 million for the first six months of 1998, an increase of $71.8 million, or 11%, from $625.7 million for the first six months of 1997. The following table presents the Company's Consolidated Summary of Average Financial Condition and net interest income for the periods indicated. Average balances on interest-earning assets and interest-costing liabilities are computed on a daily basis and other average balances are computed on a monthly basis. Interest income and expense and the related average balances include the effect of discounts or premiums. Nonaccrual loans are included in the average balances, and delinquent interest on such loans has been deducted from interest income. The average loan balances are presented before the deduction of the allowance for loan losses. The average MBS balances exclude the effect of the unrealized gain or loss on MBS available for sale.

                                                     Three Months Ended June 30,
                                    --------------------------------------------------------------
                                                 1998                            1997
                                    ------------------------------  ------------------------------
                                      Average              Average    Average              Average
                                      Balance    Interest   Rate      Balance    Interest   Rate
                                    -----------  --------  -------  -----------  --------  -------
                                                         (dollars in thousands)
Interest-earning assets:
  Loans                             $35,918,112  $669,252   7.45%   $31,111,587  $575,802   7.40%
  MBS                                13,989,423   261,835   7.49     14,141,655   259,429   7.34
                                    -----------  --------           -----------  --------
     Total loans and MBS             49,907,535   931,087   7.46     45,253,242   835,231   7.38
  Investment securities                 787,208    14,095   7.18        974,052    16,271   6.70
                                    -----------  --------           -----------  --------
  Interest-earning assets            50,694,743   945,182   7.46     46,227,294   851,502   7.37
                                                 --------                        --------
Other assets                          2,920,309                       1,874,118
                                    -----------                     -----------
            Total assets            $53,615,052                     $48,101,412
                                    ===========                     ===========
Interest-costing liabilities:
  Deposits                          $38,008,434   415,547   4.39    $33,946,754   374,187   4.42
                                    -----------  --------           -----------  --------
  Borrowings:
     Short-term                       2,775,559    41,293   5.97      2,982,506    42,924   5.77
     FHLB and other borrowings        8,024,170   128,465   6.42      7,741,443   123,145   6.38
     Trust capital securities           148,522     3,178   8.52        148,350     3,177   8.53
                                    -----------  --------           -----------  --------
     Total borrowings                10,948,251   172,936   6.34     10,872,299   169,246   6.24
                                    -----------  --------           -----------  --------
  Interest-costing liabilities       48,956,685   588,483   4.82     44,819,053   543,433   4.86
                                                 --------                        --------
Other liabilities                     1,329,115                         888,383
Stockholders' equity                  3,329,252                       2,393,976
                                    -----------                     -----------
            Total liabilities and
              stockholders' equity  $53,615,052                     $48,101,412
                                    ===========                     ===========
Excess interest-earning assets/
  Interest rate spread              $ 1,738,058             2.64    $ 1,408,241             2.51
                                    ===========                     ===========
Net interest income/
  Net interest margin                            $356,699   2.80                 $308,069   2.66
                                                 ========                        ========

                                                            Six Months Ended June 30,
                                    -------------------------------------------------------------------
                                                  1998                             1997
                                    --------------------------------  ---------------------------------
                                      Average                Average    Average                Average
                                      Balance     Interest    Rate      Balance     Interest     Rate
                                    -----------  ----------  -------  -----------  ----------  --------
                                                          (dollars in thousands)
Interest-earning assets:
  Loans                             $34,812,952  $1,302,144   7.48%   $31,345,058  $1,153,335    7.36%
  MBS                                13,796,178     518,434   7.52     14,305,395     527,102    7.37
                                    -----------  ----------           -----------  ----------
     Total loans and MBS             48,609,130   1,820,578   7.49     45,650,453   1,680,437    7.36
  Investment securities                 793,122      27,821   7.07        978,941      33,168    6.83
                                    -----------  ----------           -----------  ----------
  Interest-earning assets            49,402,252   1,848,399   7.49     46,629,394   1,713,605    7.35
                                                  ---------                        ----------
Other assets                          2,637,125                         1,932,551
                                    -----------                       -----------
            Total assets            $52,039,377                       $48,561,945
                                    ===========                       ===========
Interest-costing liabilities:
  Deposits                          $36,706,407     803,442   4.41    $34,306,517     749,326    4.40
                                    -----------   ---------           -----------  ----------
  Borrowings:
     Short-term                       2,696,028      83,025   6.21      2,644,764      76,044    5.80
     FHLB and other                   8,212,200     258,027   6.34      8,167,447     256,190    6.33
     Trust capital securities           148,501       6,356   8.52        148,356       6,357    8.53
                                    -----------   ---------           -----------  ----------
     Total borrowings                11,056,729     347,408   6.34     10,960,567     338,591    6.23
                                    -----------   ---------           -----------  ----------
  Interest-costing liabilities       47,763,136   1,150,850   4.86     45,267,084   1,087,917    4.84
                                                  ---------                        ----------
Other liabilities                     1,199,144                           900,229
Stockholders' equity                  3,077,097                         2,394,632
                                    -----------                       -----------
            Total liabilities and
              stockholders' equity  $52,039,377                       $48,561,945
                                    ===========                       ===========
Excess interest-earning assets/
  Interest rate spread              $ 1,639,116               2.63    $ 1,362,310                2.51
                                    ===========                       ===========
Net interest income/
  Net interest margin                            $  697,549   2.79                 $  625,688    2.65
                                                 ==========                        ==========

     Net interest income includes the effect of provisions for losses on delinquent interest of $4.6 million and $6.3 million for the second quarter of 1998 and 1997, respectively, related to nonaccrual loans. The provisions had the effect of reducing the net interest margin by four basis points and five basis points in the respective periods. Such provisions were $11.2 million and $14.3 million for the first six months of 1998 and 1997, respectively, reducing net interest margin by five and six basis points for the first six months of 1998 and 1997, respectively.

     The following table presents the changes for the second quarter and first six months of 1998 from the comparative periods of 1997 in the Company's interest income and expense attributable to various categories of its assets and liabilities as allocated to changes in average balances and changes in average rates. Because of numerous and simultaneous changes in both balances and rates from period to period, it is not practical to allocate precisely the effects thereof. For purposes of this table, the change due to volume is initially calculated as the current period change in average balance multiplied by the average rate during the preceding year's period and the change due to rate is calculated as the current period change in average rate multiplied by the average balance during the preceding year's period. Any change that remains unallocated after such calculations is allocated proportionately to changes in volume and changes in rates.

                                 Three Months Ended June 30,        Six Months Ended June 30,
                              ---------------------------------   ---------------------------------
                                      1998 Versus 1997                    1998 Versus 1997
                                 Increase/(Decrease) Due to          Increase/(Decrease) Due to
                              ---------------------------------   ---------------------------------
                                Volume       Rate       Total      Volume        Rate       Total
                              ---------    --------   ---------   ---------    --------   ---------
                                                         (in thousands)
Interest income on:
  Loans                       $ 89,534      $ 3,916    $ 93,450   $129,696      $19,113    $148,809
  MBS                           (2,677)       5,083       2,406    (20,241)      11,573      (8,668)
  Investments                   (3,474)       1,298      (2,176)    (6,562)       1,215      (5,347)
                              --------      -------    --------   --------      -------    --------
    Total interest income       83,383       10,297      93,680    102,893       31,901     134,794
                              --------      -------    --------   --------      -------    --------
Interest expense on:
  Deposits                      43,847       (2,487)     41,360     52,413        1,703      54,116
  Short-term borrowings         (3,259)       1,628      (1,631)     1,502        5,479       6,981
  FHLB and other borrowings      4,541          779       5,320      1,426          411       1,837
  Trust capital securities           5           (4)          1          6           (7)         (1)
                              --------      -------    --------   --------      -------    --------
    Total interest expense      45,134          (84)     45,050     55,347        7,586      62,933
                              --------      -------    --------   --------      -------    --------
      Net interest income     $ 38,249      $10,381    $ 48,630     47,546       24,315      71,861
                              ========      =======    ========   ========      =======    ========

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

     In 1996, the Company introduced two adjustable rate loan products, 12 MAT ARMs, tied to the 12-month moving average of the monthly average one-year constant maturity treasury, and LAMA loans, tied to the London Interbank Offered Rate ("LIBOR") 12-month moving average of one-month LIBOR, to diversify the interest sensitivity profile of the Company's interest-earning assets. The Company also offers loans which provide for interest rates that adjust based upon changes in the yields of certain U.S. Treasury securities ("other Treasury ARMs"). The Company believes that the timing and degree of changes in rates on 12 MAT ARMs and LAMA loans provide a better match than COFI ARMs to the changes in rates of certain of the Company's interest-costing liabilities.

     Net interest income in the second quarter of 1998 increased by $48.6 million, or 16%, compared with the second quarter of 1997 as a result of increases in both the average balance of interest-earning assets and the net interest margin. Average interest-earning assets were $4.5 billion higher in the second quarter of 1998 than the comparable period of 1997 due to the acquisition of approximately $8.1 billion of interest-earning assets from Coast in February of 1998. Without the addition of the Coast interest-earning assets, the Company would have experienced a decrease in interest-earning assets as a result of paydowns on loans and MBS in excess of the loans originated by the Company for its portfolio. The decrease in fixed rate mortgage interest rates beginning in the fourth quarter of 1997 and continuing through the second quarter of 1998 significantly influenced the Company's ability to maintain its portfolio asset size due to high levels of prepayments by borrowers converting primarily into fixed rate mortgages. While the Company enjoyed the benefits of higher loan originations resulting from significant refinancing activity and an increase in the home purchase market, 63% of its single family originations in the second quarter of 1998 were fixed rate loans which the Company normally sells in the secondary market rather than retain in its portfolio.

     In the second quarter of 1998 the Company's net interest margin increased to 2.80% from 2.66% in the second quarter of 1997 and 2.77% in the first quarter of 1998. Despite the decrease in general market interest rates, the Company's yield on its loan and MBS portfolios increased by eight basis points in the second quarter of 1998 compared with the second quarter of 1997. This increase was primarily the result of an increase in the real estate loan and MBS portfolio yield attributable to an increase in the average Eleventh District FHLB COFI in the second quarter of 1998 compared with the second quarter of 1997. The increase in the three month average of COFI between the respective second quarters, despite general decreases in market interest rates, reflects the inherent lag in calculating and reporting COFI by the FHLB. Despite the Company's emphasis on originating non-COFI indexed loans during the last two years, approximately 84% of the real estate loan and MBS portfolio as of June 30, 1998 were indexed to COFI. Over 90% of the loans and MBS added in the Coast acquisition were indexed to COFI.

     The Company's net interest margin also benefited in the second quarter of 1998 by a reduction in the overall rate paid on interest-costing liabilities. The average cost of liabilities in the second quarter of 1998 decreased by four basis points compared with the second quarter of 1997 due primarily to an increase in the proportion of funding from deposits, which generally have interest rates lower than those of borrowed funds. Additionally, excess interest-earning assets increased in the second quarter of 1998 by $329.8 million compared with the second quarter of 1997. The discontinuance of the Company's stock repurchase program, the stock issued in connection with the Coast acquisition and the retention of earnings not paid as dividends were all contributing factors to the increase in equity and the corresponding increase in excess interest-earning assets between the respective second quarters of 1998 and 1997. The net interest margin will be affected by the sale of the East Florida branches as the Company replaces the deposits sold with wholesale borrowed funds. Deposits comprised 78% of interest-costing liabilities at June 30, 1998 and is estimated to comprise approximately 72% after the sale of the East Florida branches.

     Net interest income increased by $71.9 million, or 11%, for the first six months of 1998 compared to the same period of 1997. The increase for the six month period resulted from increases in interest-earning assets in 1998 as a result of the Coast acquisition and an increase in the net interest margin to 2.79% for the first six months of 1998 compared to 2.65% for the same period of 1997. For the first six months of 1998 the average yield on loans and MBS increased by 13 basis points and the average rate paid on interest-costing liabilities increased by two basis points. Loan and MBS yields were higher in the first six months of 1998 compared with the first six months of 1997 as a result of an increase in the average COFI, to which a substantial portion of all the loan and MBS portfolios are still indexed. The net interest margin for the first six months of 1998 also benefited from an increase of $276.8 million in excess interest-earning assets compared to the first six months of 1997.

     At June 30, 1998, 95% of the Company's loan and MBS portfolio were ARMs, including 81% which were COFI ARMs. At December 31, 1997, 95% were ARMs, including 83% which were COFI ARMs. The Company believes that its net interest income growth in 1998 was constrained by the interest rate environment of the last six to nine month period. The relatively flat yield curve and the resulting narrow range between short-term and long-term rates on the yield curve have contributed to the compression of the spread between asset yields and funding costs. Due to the low interest rates recently available on fixed rate mortgage loans and the narrow range between short-term and long-term interest rates (frequently referred to as a flat yield curve), borrowers have been displaying a preference for fixed rate mortgage loans compared to ARMs. This preference has been manifested by prepayments of ARMs in the Company's portfolio by borrowers refinancing into fixed rate mortgage loans (which the Company generally does not retain in its portfolio) and by difficulty in originating new ARMs. In response, the Company periodically has made pricing concessions on certain of its ARM products.

     The Company may experience further margin compression should the yield curve become even flatter or if further increases in market rates are not immediately reflected in the yields on the Company's adjustable and fixed rate assets or if conditions cause the Company to pay higher than market rates for its funds. For information regarding the Company's strategies related to COFI and limiting its interest rate risk, see "Financial Condition--Asset/Liability Management and Market Risk."

CREDIT COSTS

     PROVISION FOR LOAN LOSSES. The provision for loan losses was $0.8 million for the second quarter of 1998, a decrease of $17.2 million, or 96%, from $18.0 million for the second quarter of 1997. The provision for loan losses was $8.9 million for the first six months of 1998, a decrease of $33.3 million, or 79% from $42.2 million for the first six months of 1997. The decline in the provision was due to the continuing improvement in the California economy and California real estate market. For additional information regarding the allowance for loan losses, see "Financial Condition- -Asset Quality--NPAs and Potential Problem Loans" and "Financial Condition-Asset Quality--Allowance for Loan Losses."

     OPERATIONS OF REO. Losses from operations of REO were $7.6 million for the second quarter of 1998, a decrease of $14.3 million, or 65%, from losses of $21.9 million for the second quarter of 1997. The decrease was due to declines in operating costs of $7.8 million, losses on sale of REO of $3.9 million and provision for REO losses of $2.6 million. Losses from operations of REO were $15.6 million for the first six months of 1998, a decrease of $28.4 million, or 65%, from losses of $44.0 million for the first six months of 1997. The decrease was due to declines in operating costs of $13.7 million, losses on sale of REO of $8.4 million and provision for REO losses of $6.3 million. For additional information regarding REO, see "Financial Condition--Asset Quality--NPAs and Potential Problem Loans."

NONINTEREST INCOME

     GAIN ON SALES OF LOANS. During the second quarter of 1998 and 1997 and the first six months of 1998 and 1997, the Company sold loans and recognized gains on sales of loans as follows (in thousands):

                                             Three Months Ended            Six Months Ended
                                                  June 30,                     June 30,
                                           -----------------------     -----------------------
                                              1998         1997           1998         1997
                                           ----------   ----------     ----------   ----------
Book value of loans sold:
  Fixed rate                               $1,590,337   $  496,306     $2,626,413   $  736,556
  COFI ARMs                                      -         550,581            147      864,606
  12 MAT and other Treasury ARMs               19,620       23,228         45,970       50,106
  LAMA                                           -            -               625         _
                                           ----------   ----------     ----------   ----------
                                           $1,609,957   $1,070,115     $2,673,155   $1,651,268
                                           ==========   ==========     ==========   ==========

Pre-tax gain (loss) on sales of loans:
  Fixed rate                               $   12,643   $   (2,009)    $   24,223   $    3,116
  COFI ARMs                                      -           7,904             22       10,268
  12 MAT and other Treasury ARMs                  155          242            317          742
  LAMA                                           -            -                 7         -
                                           ----------   ----------     ----------   ----------
                                           $   12,798   $    6,137     $   24,569   $   14,126
                                           ==========   ==========     ==========   ==========

     The Company intends to continue selling the majority of its fixed rate mortgage originations and certain ARM originations in the secondary market.

     The Company capitalizes mortgage servicing rights ("MSR") when the related mortgage loans are sold or securitized as MBS available for sale. The MSR are amortized in proportion to and over the period of estimated loan servicing income. The MSR are periodically reviewed for impairment based on their fair value and potential impairment losses, if any, are recognized through a valuation allowance and a charge to loan servicing income. Impairment is measured on a disaggregated basis based on predominant risk characteristics of the underlying mortgage loans. The risk characteristics used by the Company for the purposes of capitalization and impairment evaluation include loan amount, loan type, loan origination date, loan interest rate, loan term, the state where the collateral is located and collateral type. MSR totaling $27.3 million and $17.2 million were capitalized in the first six months of 1998 and 1997, respectively. MSR totaling $27.6 million was acquired from Coast during the first quarter of 1998. The changes to the valuation allowance included a provision of $1.0 million for the first six months of 1997. There was no addition to the valuation allowance in the first six months of 1998 and no charge-offs against this valuation allowance during the first six months of 1998 and 1997. The valuation allowance for MSR impairment was $5.5 million as of June 30, 1998.

     LOAN SERVICING INCOME. Loan servicing income was $16.6 million for the second quarter of 1998, a decrease of $0.5 million, or 3%, from $17.1 million for the second quarter of 1997 and was $38.3 million for the first six months of 1998, an increase of $4.5 million, or 13%, from $33.8 million for the first six months of 1997. The increase for the first six months of 1998 was due mainly to the acquisition of Coast's loan servicing operations, partially offset by an increase in amortization of MSR as a result of an increase in the related servicing asset. At June 30, 1998, the portfolio of loans serviced for investors was $17.0 billion with a gross retained spread of 0.67% compared to the $14.4 billion portfolio and 0.67% gross retained spread at June 30, 1997. Approximately $3.1 billion of loans serviced for investors were acquired from Coast.

     FEE INCOME. Total fee income, consisting of banking and other retail service fees plus other fee income, was $53.6 million for the second quarter of 1998, an increase of $8.0 million, or 18%, from $45.6 million for the second quarter of 1997 and was $100.5 million for the first six months of 1998, an increase of $9.2 million, or 10%, from $91.3 million for the first six months of 1997.

     Banking and other retail service fees were $30.4 million for the second quarter of 1998, an increase of $1.9 million, or 7%, from $28.5 million for the second quarter of 1997 and were $58.1 million for the first six months of 1998, an increase of $0.2 million, or less than 1%, from $57.9 million for the first six months of 1997. Both the second quarter of 1998 and the first six months of 1998 benefited from the Coast acquisition which was partially offset by the loss of fee income from the sale of the Arizona and West Florida retail branches. The increase in the second quarter of 1998 was due to an increase of $1.9 million in service charges on deposit accounts.

     Fee income from other services was $23.3 million for the second quarter of 1998, an increase of $6.2 million, or 36%, from $17.1 million for the second quarter of 1997. The increase was primarily due to increases of $3.3 million in mortgage-related fees, due partially to the increase in loan prepayments, $2.0 million in commissions on the sales of investment and insurance products and services and $0.6 million in debit card-related fees. Fee income from other services was $42.4 million for the first six months of 1998, an increase of $9.0 million, or 27%, from $33.4 million for the first six months of 1997. The increase was primarily due to increases of $5.5 million in mortgage-related fees, due partially to the increase in loan prepayments, $2.0 million in commissions on the sales of investment and insurance products and services and $1.0 million in debit card-related fees.

     GAIN ON SALE OF RETAIL DEPOSIT BRANCH SYSTEMS. In March 1997, the Company sold deposits of $251.4 million and branch premises in Arizona resulting in a pre-tax gain of $16.0 million. In June 1997, the Company sold deposits of $916.3 million and branch premises on the West Coast of Florida resulting in a pre-tax gain of $41.6 million. The gains were net of expenses associated with the sales.

NONINTEREST EXPENSE

     GENERAL & ADMINISTRATIVE EXPENSES. G&A expenses were $200.0 million for the second quarter of 1998, an increase of $19.5 million, or 11%, from $180.5 million for the second quarter of 1997 and were $416.7 million for the first six months of 1998, an increase of $49.5 million, or 13%, from $367.2 million for the first six months. The increase in G&A expenses reflects a higher volume of operating expenses associated with the net addition of 40 Coast branches. In addition, the increase in G&A expenses in the first six months of 1998 also reflects pre-tax Coast charges of $23.2 million related to severance, the closure and consolidation of certain Home Savings branches, data processing conversion costs, and other integration costs, including customer retention and marketing programs, recognized in connection with the acquisition of Coast. The following table presents the activity and remaining balance of the Coast acquisition related restructuring reserves (in thousands):

                              Reserve         Activity Between       Reserve
                             Balance at         April 1 and         Balance at
                           March 31, 1998      June 30, 1998       June 30, 1998
                           --------------     ----------------     -------------
Severance and
  employee benefits           $ 1,196             $   893             $  303
Occupancy                       3,335                 339              2,996
Equipment                       2,351               2,351               -
Data processing
   conversion costs             5,406               2,288              3,118
Other integration costs        10,871               8,709              2,162
                              -------             -------             ------
                              $23,159             $14,580             $8,579
                              =======             =======             ======

     Management believes the restructuring reserve balance at June 30, 1998 is adequate.

     The efficiency ratio was 46.9% for the second quarter of 1998 compared to 48.7% for the second quarter of 1997 and was 49.8% for the first six months of 1998 compared to 48.9% for the first six months of 1997. Excluding the Coast charges in the first six months of 1998, the efficiency ratio would have been 47.1%.

     NET ACQUISITION COSTS. The Company incurred net pre-tax costs of $5.5 million in the second quarter of 1997 related to its unsuccessful proposal to acquire Great Western Financial Corporation. Approximately $23.1 million of legal, printing, advisory and other expenses were incurred, partially offset by a $17.6 million gain on the sale of 3.6 million shares of Great Western Financial Corporation common stock purchased in connection with the proposal.

     OPERATIONS OF REI. Losses from operations of REI were $1.2 million for the second quarter of 1998, an increase of $0.8 million from losses of $0.4 million for the second quarter of 1997 due mainly to higher operating expenses. Losses from operations of REI were $0.9 million for the first six months 1998, a decrease of $1.4 million, or 61%, from $2.3 million for the first six months of 1997 due primarily to declines of $2.0 million in provision of losses and $0.5 million in operating expenses.

     During the first quarter of 1998, the Company sold an office building located in Charlotte, North Carolina at a price equal to recorded value. The Company also purchased property in Ventura County, California, as part of its planned disposition of the Ahmanson Ranch.

     At June 30, 1998, REI, consisting of six projects totaling $66.4 million, were classified as long-term. Other REI, consisting of three projects totaling $70.4 million, were classified as held for sale. Included in REI held for sale was the Ahmanson Ranch, which totaled $68.6 million at June 30, 1998. There were no specific impairment allowances recognized on these REI assets at June 30, 1998 as management believes that the general valuation allowance is adequate to cover impairment.

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

     AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS. Amortization of goodwill and other intangible assets was $13.9 million for the second quarter of 1998, an increase of $7.5 million from $6.4 million for the second quarter of 1997, and was $22.8 million for the first six months of 1998, an increase of $10.0 million, or 78%, from $12.8 million for the first six months of 1997, reflecting the amortization of goodwill and core deposit intangible resulting from the acquisition of Coast.

     PROVISION FOR INCOME TAXES. The changes in the provision for income taxes primarily reflected the changes in pre-tax income between the comparable periods. The effective tax rates for the second quarter of 1998 and 1997 were 37.5% and 38.2%, respectively, and for the first six months of 1998 and 1997 were 37.2% and 37.9%, respectively, reflecting management's estimate of the Company's full year tax provision.

                             FINANCIAL CONDITION

     The Company's consolidated assets were $52.8 billion at June 30, 1998, an increase of $6.1 billion, or 13%, from $46.7 billion at December 31, 1997.
The increase is due to the acquisition of Coast in February 1998, which added approximately $8.9 billion of assets and $6.4 billion of deposits, partially offset by a decrease in the loan and MBS portfolio due to payments on loans and MBS. The increase in loan and MBS payments during the first six months of 1998 is primarily due to an interest rate environment which encourages borrowers to refinance ARM loans into fixed rate loans which the Company sells in the secondary market. The Company's three month and twelve month CPRs at June 30, 1998 for COFI-indexed loans increased to 22% and 16%, respectively, from 14% and 12%, respectively, at December 31, 1997.

LOAN AND MBS PORTFOLIO

     The Company's loan and MBS portfolio was as follows (in thousands):

                                  June 30, 1998       December 31, 1997
                                  -------------       -----------------
Real estate loans:
  Residential loans:
    Single family                  $21,827,182           $18,714,254
    Multi-family                    10,723,486             9,859,143
  Commercial and industrial          1,404,154             1,128,320
                                   -----------           -----------
                                    33,954,822            29,701,717
Consumer loans:
  Home equity                        1,069,220               860,573
  Savings account secured               60,106                65,256
  Other                                136,516               121,511
                                   -----------           -----------
                                     1,265,842             1,047,340
Business banking loans                  97,849                65,738
Other loans                             33,824                25,862
                                   -----------           -----------
    Total loans                     35,352,337            30,840,657
Deferred loan costs and interest        22,589                11,606
Unearned premiums                       23,405                 9,279
Allowance for loan losses             (471,911)             (377,351)
                                   -----------           -----------
Loans receivable                    34,926,420            30,484,191
MBS                                 13,697,592            12,791,391
                                   -----------           -----------
    Total loans and MBS            $48,624,012           $43,275,582
                                   ===========           ===========

     The increase in loans and MBS is due to the acquisition of Coast loans and MBS totaling $8.1 billion, a majority of which were tied to COFI. At June 30, 1998, approximately 97% of the real estate loan and MBS portfolio was secured by residential properties, including 75% secured by single family properties. The Company's loan and MBS portfolio is concentrated in California with approximately 81% of the portfolio secured by properties in the state. No other state represents outstanding portfolio balances greater than 5% of the total. Due to the concentration of the portfolio in California, the Company has been and will continue to be impacted, beneficially and adversely, by economic cycles of the state.

     The real estate loan and MBS portfolio at June 30, 1998 includes approximately $6.0 billion in mortgage loans that were originated with loan-to-value ("LTV") ratios exceeding 80%, or 13% of the portfolio at June 30, 1998. The majority of these higher LTV loans in the portfolio at June 30, 1998 were secured by single family properties. The Company takes the additional risk of originating real estate loans with LTV ratios in excess of 80% into consideration in its loan underwriting and pricing policies.

     The Company's primary business continues to be the funding of loans on residential real estate properties. The Company's loan fundings are summarized as follows (dollars in thousands):

                                         Six months ended June 30,
                           ----------------------------------------------------
                                     1998                       1997
                           ------------------------    ------------------------
                              Loan       Percent of       Loan       Percent of
                            Fundings      Fundings      Fundings      Fundings
                           ----------    ----------    ----------    ----------
Real estate loans:
  Single family:
    Fixed rate             $2,782,589       54.3%      $  695,939       27.5%
    COFI ARMs                  52,369        1.0          244,904        9.7
    12 MAT ARMs               891,796       17.4          470,950       18.6
    Other Treasury ARMs        29,758        0.6           87,543        3.5
    LAMA                       93,336        1.8           83,478        3.3
                           ----------      -----       ----------      -----
                            3,849,848       75.1        1,582,814       62.6
  Multi-family:
    Fixed rate                 77,359        1.5            4,530        0.2
    COFI ARMs                   8,409        0.2           37,887        1.4
    12 MAT ARMs               388,437        7.6          408,602       16.2
    LAMA                      171,746        3.3           69,311        2.7
                           ----------      -----       ----------      -----
                              645,951       12.6          520,330       20.5
Consumer loans:
  Home equity                 422,854        8.2          254,770       10.1
  Savings account secured      46,265        0.9           55,329        2.2
  Other                        86,008        1.7           78,229        3.1
                           ----------      -----       ----------      -----
                              555,127       10.8          388,328       15.4
Business banking loans         75,782        1.5           36,795        1.5
                           ----------      -----       ----------      -----
                           $5,126,708      100.0%      $2,528,267      100.0%
                           ==========      =====       ==========      =====

     During the first six months of 1998, approximately 73% of real estate loan fundings were on properties located in California compared to 69% during the first six months of 1997.

     The Company originates consumer loans through its entire distribution network and originates business banking loans through its California branches. Both activities are intended to further the Company's objective of positioning itself as a full-service consumer and financial services company.

     For additional information regarding these loan products, see "Results of Operations--Net Interest Income" and "Financial Condition--Asset/Liability Management and Market Risk."

     At June 30, 1998, the Company was committed to fund the following loans (dollars in thousands):

                                       June 30, 1998
                                -------------------------
                                Outstanding   Percent of
                                Commitments   Commitments
                                -----------   -----------
Real estate loans:
  Fixed rate                     $  373,418      54.9%
  COFI ARMs                           1,553       0.2
  12 MAT ARMs                       269,428      39.7
  Other Treasury ARMs                 2,734       0.4
  LAMA                               32,791       4.8
                                 ----------     -----
                                 $  679,924     100.0%
                                 ==========     =====
Consumer loans:
  Home equity:
    Lines of credit              $  695,985      54.9%
    Loans                            13,114       1.0
  Unsecured lines of credit         558,046      44.0
  Secured lines of credit               664       0.1
  Other                                 574        -
                                 ----------     -----
                                 $1,268,383     100.0%
                                 ==========     =====
Business banking loans           $  151,496     100.0%
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

     To diversify the interest rate sensitivity and liquidity profile of the Company's interest-earning assets, the Company now offers and emphasizes the origination of other ARM loan products, such as 12 MAT ARMs and LAMA loans, over COFI ARMs. Because 12 MAT and LAMA are moving averages of historic interest rates, the interest rates on 12 MAT ARMs and LAMA loans do not immediately reflect market interest rate movements. However, the Company believes that the timing and degree of changes in rates on 12 MAT ARMs and LAMA loans provide a better match than COFI ARMs to the changes in rates of certain of the Company's interest-costing liabilities, in part because 12 MAT and LAMA are not normally subject to influences other than changes in market interest rates. Due to the long-time emphasis on originating COFI ARMs and their predominant balance in the current portfolio, benefits from loans tied to other indices are being realized slowly as the composition of the loan and MBS portfolio changes. At June 30, 1998, approximately 81% of the Company's $49.1 billion gross loan and MBS portfolio consisted of COFI ARMs, compared to approximately 83% of the $43.7 billion gross loan and MBS portfolio at December 31, 1997. For information regarding the Company's loan diversification, see "Financial Condition--Loan and MBS Portfolio."

     The origination of consumer and business banking loans involves risks different from those associated with originating residential real estate loans. For example, credit risk associated with consumer and business banking loans is generally higher than for mortgage loans, the sources and level of competition may be different and, compared to residential real estate lending, consumer and business banking lending are relatively new businesses for the Company. These different risk factors are considered in the underwriting and pricing standards established for consumer and business banking loans.

     The Company's approach to managing interest rate risk includes the changing of repricing terms and spreading of maturities on term deposits and other interest-costing liabilities. The Company manages the maturities of its borrowings to balance changes in the demand for deposit maturities and asset repricing characteristics.

     The Company has adopted a strategy to increase the percentage of transaction accounts in its deposit portfolio, which the Company believes are a lower costing funding source than other funding sources. At June 30, 1998, transaction accounts comprised 37% of the deposit base compared to 33% at June 30, 1997. A portion of this increase is due to the Company's "money market index account," which was introduced in the third quarter of 1997. This new product offers depositors some of the liquidity of a transaction account, with a higher interest rate, but at a lower cost to the Company than its traditional term accounts. The Company's money market index account balance was $3.0 billion at June 30, 1998 compared to $1.4 billion at December 31, 1997. For additional information regarding these and other transactions, see "Results of Operations--Net Interest Income" and "Financial Condition-- Liquidity and Capital Resources."

     The components of the Company's interest rate sensitive asset and liability portfolios by repricing periods (contractual maturity as adjusted for frequency of repricing) as of June 30, 1998 are as follows (dollars in thousands):

                                                                       Repricing Periods
                                                  Percent ----------------------------------------------------------------
                                                    of       Within        7-12          1-5          5-10         Years
                                        Balance    Total    6 Months      Months        Years         Years       Over 10
                                      ----------- ------- -----------   -----------  -----------   ------------  ----------
                                                                                (dollars in thousands)
Interest-earning assets:
Investment securities                 $   900,169    2%   $   892,754   $      -     $     7,415     $    -      $     -

Loans and MBS
  MBS
    ARMs                               13,378,701   27     13,354,164        23,203          528          -             806
    Other                                 318,891    1           -             -           1,345          -         317,546
  Loans
    ARMs                               32,589,914   65     30,877,932       766,399      603,451       108,680      233,452
    Other                               2,336,506    5        176,408          -            -             -       2,160,098
                                      -----------  ---    -----------   -----------  -----------     ---------   ----------
    Total loans and MBS                48,624,012   98     44,408,504       789,602      605,324       108,680    2,711,902
                                      -----------  ---    -----------   -----------  -----------     ---------   ----------
      Total interest-earning assets   $49,524,181  100%   $45,301,258   $   789,602  $   612,739     $ 108,680   $2,711,902
                                      ===========  ===    ===========   ===========  ===========     =========   ==========
Interest-costing liabilities:
Deposits
  Transaction accounts                $13,655,473   28%   $13,655,473   $      -     $      -        $    -      $     -
  Term accounts                        23,751,646   50     13,581,230     8,095,235    2,068,443         6,687           51
                                      -----------  ---    -----------   -----------  -----------     ---------   ----------
    Total deposits                     37,407,119   78     27,236,703     8,095,235    2,068,443         6,687           51
                                      -----------  ---    -----------   -----------  -----------     ---------   ----------
Borrowings
  Short-term                            2,763,000    6      2,763,000          -            -             -            -
  FHLB and other                        7,541,270   16      5,297,924       597,007    1,329,991       254,996       61,352
  Capital securities of
    subsidiary trust                      148,550    -           -             -            -          148,550         -
                                      -----------  ---    -----------   -----------  -----------     ---------   ----------
    Total borrowings                   10,452,820   22      8,060,924       597,007    1,329,991       403,546       61,352
                                      -----------  ---    -----------   -----------  -----------     ---------   ----------
      Total interest-costing
          liabilities                 $47,859,939  100%   $35,297,627   $ 8,692,242  $ 3,398,434     $ 410,233   $   61,403
                                      ===========  ===    ===========   ===========  ===========     =========   ==========
Interest-earning assets
  more/(less) than
  interest-costing liabilities        $ 1,664,242         $10,003,631   $(7,902,640) $(2,785,695)    $(301,553)  $2,650,499
                                      ===========         ===========   ===========  ===========     =========   ==========

Cumulative interest sensitivity gap                       $10,003,631   $ 2,100,991  $  (684,704)    $(986,257)  $1,664,242
                                                          ===========   ===========  ===========     =========   ==========
Percentage of interest-earning
  assets to interest-costing
  liabilities                              103.48%
Percentage of cumulative interest
  sensitivity gap to total assets            3.15%

     The Company continually evaluates interest rate risk management opportunities, including the use of derivative financial instruments. Interest rate swaps and other derivative instruments may be used to manage interest rate changes, duration and other credit and market risks. The Company does not hold or issue derivative financial instruments for trading purposes. The Company currently utilizes certain off-balance sheet financial instruments, including forward sales of and options to sell loans and MBS, to help manage its interest rate exposure with respect to fixed rate loans (or loans with certain periods at a fixed rate) in its loan origination pipeline and in its portfolio.

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

     The Company's NPAs, TDRs and other impaired major loans, net of related specific loss allowances, by type as of the dates indicated were as follows (dollars in thousands):

                                               June 30,    December 31,   Increase
                                                 1998          1997      (Decrease)
                                            -------------  ------------  ----------
Nonaccrual loans:
   Single family                               $420,440       $376,421    $ 44,019
   Multi-family                                  42,413         20,631      21,782
   Commercial and industrial real estate         22,817         32,171      (9,354)
   Consumer                                       4,099          3,608         491
   Business banking                                  41             67         (26)
                                               --------       --------    --------
         Total                                 $489,810       $432,898    $ 56,912
                                               ========       ========    ========

REO:
   Single family                               $121,404       $137,114    $(15,710)
   Multi-family                                  24,464         15,657       8,807
   Commercial and industrial real estate          8,600          9,669      (1,069)
                                               --------       --------    --------
         Total                                 $154,468       $162,440    $ (7,972)
                                               ========       ========    ========
Total NPAs:
   Single family                               $541,844       $513,535    $ 28,309
   Multi-family                                  66,877         36,288      30,589
   Commercial and industrial real estate         31,417         41,840     (10,423)
   Consumer                                       4,099          3,608         491
   Business banking                                  41             67         (26)
                                               --------       --------    --------
         Total                                 $644,278       $595,338    $ 48,940
                                               ========       ========    ========

TDRs:
   Single family                               $161,883       $162,257    $   (374)
   Multi-family                                  46,241         32,636      13,605
   Commercial and industrial real estate         54,332         17,406      36,926
                                               --------       --------    --------
         Total                                 $262,456       $212,299    $ 50,157
                                               ========       ========    ========

Other impaired major loans:
   Multi-family                                $123,064       $107,814    $ 15,250
   Commercial and industrial real estate         21,772         36,816     (15,044)
                                               --------       --------    --------
         Total                                 $144,836       $144,630    $    206
                                               ========       ========    ========
Ratio of NPAs to total assets                      1.22%          1.28%
                                               ========       ========
Ratio of NPAs and TDRs to total assets             1.72%          1.73%
                                               ========       ========
Ratio of allowances for losses
   on loans and REO to NPAs                       73.63%         64.07%
                                               ========       ========

     The Company's NPAs, TDRs and other impaired major loans by state at June 30, 1998 were as follows (in thousands):

                                        NPAs
             -----------------------------------------------------------
                      Real Estate
             -----------------------------
                                                                                     Other
                                Commercial                                          Impaired
              Single    Multi-     and                Business                       Major
              Family    Family  Industrial  Consumer  Banking     Total     TDRs     Loans
             --------  -------  ----------  --------  --------  --------  --------  --------
California   $415,364  $61,882    $27,246    $3,902     $41     $508,435  $223,948  $132,403
New York       34,610      250      1,239      -          -       36,099    11,243     2,580
Florida        33,284     -          -         -          -       33,284     5,771      -
Texas           8,263      693        369      -          -        9,325       689     1,217
Other          50,323    4,052      2,563       197       -       57,135    20,805     8,636
             --------  -------    -------    ------     ---     --------  --------  --------
             $541,844  $66,877    $31,417    $4,099     $41     $644,278  $262,456  $144,836
             ========  =======    =======    ======     ===     ========  ========  ========

     Total NPAs were $644.3 million at June 30, 1998, or a ratio of NPAs to total assets of 1.22%, an increase of $49.0 million, or 8%, during the first six months of 1998 from $595.3 million, or 1.28% of total assets, at December 31, 1997. The increase in NPAs at June 30, 1998 is due to loans and REO acquired from Coast.

     Single family NPAs were $541.8 million at June 30, 1998, an increase of $28.3 million, or 6%, during the first six months of 1998 from $513.5 million at December 31, 1997, primarily due to single family NPAs acquired from Coast. Multi-family NPAs totaled $66.9 million at June 30, 1998, an increase of $30.6 million, or 84%, during the first six months of 1998 from $36.3 million at December 31, 1997, primarily due to multi-family NPAs acquired from Coast. Commercial and industrial real estate NPAs totaled $31.4 million at June 30, 1998, a decrease of $10.4 million, or 25%, during the first six months of 1998 from $41.8 million at December 31, 1997, primarily due to the payoff of two commercial and industrial loans in California, partially offset by commercial and industrial NPAs acquired from Coast.

     TDRs were $262.5 million at June 30, 1998, an increase of $50.2 million, or 24%, during the first six months of 1998 from $212.3 million at December 31, 1997 primarily due to multi-family and commercial and industrial TDRs acquired from Coast.

     Other impaired major loans at June 30, 1998 were $144.8 million, an increase of $0.2 million, or less than 1%, during the first six months of 1998 from $144.6 million at December 31, 1997 primarily due to multi-family loans acquired from Coast, partially offset by declines in commercial and industrial loans of $15.0 million.

     The recorded investment in all impaired loans was as follows (in thousands):

                                      June 30, 1998                      December 31, 1997
                              ---------------------------------   ---------------------------------
                                          Allowance                           Allowance
                               Recorded      for         Net       Recorded      for         Net
                              Investment    Losses   Investment   Investment   Losses    Investment
                              ----------  ---------  ----------   ----------  ---------  ----------
With specific allowances       $375,882    $70,650    $305,232     $330,412    $55,392    $275,020
Without specific allowances     141,120       -        141,120      103,352       -        103,352
                               --------    -------    --------     --------    -------    --------
                               $517,002    $70,650    $446,352     $433,764    $55,392    $378,372
                               ========    =======    ========     ========    =======    ========

     The Company is continuing its efforts to reduce the amount of its NPAs by aggressively pursuing loan delinquencies through the collection, workout and foreclosure processes and, if foreclosed, disposing rapidly of the REO. The Company sold $143.2 million of single family REO and $26.9 million of multi-family and commercial and industrial REO in the first six months of 1998. In the first six months of 1997, the Company sold $215.3 million of single family REO and $31.7 million of multi-family and commercial and industrial REO.

     ALLOWANCE FOR LOAN LOSSES. Management believes the Company's allowance for loan losses as determined through periodic analysis of the loan portfolio was adequate at June 30, 1998. The Company's process for evaluating the adequacy of the allowance for loan losses includes the identification and detailed review of impaired loans, an assessment of the overall quality and inherent risk in the loan portfolio, and consideration of loss experience and trends in problem loans, as well as current economic conditions and trends. Based upon this process, management determines what it considers to be an appropriate allowance for loan losses.

     The changes in and a summary by type of the allowance for loan losses are as follows (dollars in thousands):

                                            Three Months Ended         Six Months Ended
                                                  June 30,                  June 30,
                                           ---------------------     ---------------------
                                             1998         1997         1998         1997
                                           --------     --------     --------     --------
Beginning balance                          $480,749     $387,688     $377,351     $389,135
Allowance for loan losses
  acquired from Coast                          -            -         107,830         -
Provision for loan losses                       784       17,989        8,850       42,212
                                           --------     --------     --------     --------
                                            481,533      405,677      494,031      431,347
                                           --------     --------     --------     --------
Charge-offs:
  Single family                              (9,206)     (20,175)     (19,431)     (44,405)
  Multi-family                               (5,440)      (5,423)     (11,280)     (15,047)
  Commercial and industrial real estate      (1,563)      (1,367)      (1,563)      (1,606)
  Consumer                                   (3,583)        (950)      (6,485)      (1,712)
  Business banking                             (524)        (157)        (852)        (157)
                                           --------     --------     --------     --------
                                            (20,316)     (28,072)     (39,611)     (62,927)
                                           --------     --------     --------     --------
Recoveries:
  Single family                               5,282        8,822        7,965       16,036
  Multi-family                                1,925        1,511        3,004        3,200
  Commercial and industrial real estate       3,451          349        6,461          598
  Business banking                               36         -              61           33
                                           --------     --------     --------     --------
                                             10,694       10,682       17,491       19,867
                                           --------     --------     --------     --------
    Net charge-offs                          (9,622)     (17,390)     (22,120)     (43,060)
                                           --------     --------     --------     --------
Ending balance                             $471,911     $388,287     $471,911     $388,287
                                           ========     ========     ========     ========
Ratio of net charge-offs to average
  loans and MBS outstanding during
  the periods (annualized)                     0.08%        0.15%        0.09%        0.19%
                                               ====         ====         ====         ====

     The declines in the provision for loan losses and gross charge-offs during the second quarter and the first six months of 1998 are due to lower levels of the Company's NPAs and delinquent loans, excluding Coast related NPAs and delinquent loans. Approximately $5.2 million of the second quarter of 1998 charge-offs were from previously established specific reserves. The continuing improvement in the California economy and California real estate market has contributed to the significant improvement in the Company's credit quality.

     The allocation of the Company's allowance for loan losses by loan and MBS category and the allocated allowance as a percent of the loan and MBS category at the dates indicated are as follows (dollars in thousands):

                                            June 30, 1998        December 31, 1997
                                        ---------------------  ---------------------
                                                   Allowance              Allowance
                                                   as Percent             as Percent
                                                    of Loan                of Loan
                                                    and MBS                and MBS
                                        Allowance   Category   Allowance   Category
                                        ---------  ----------  ---------  ----------
Single family                            $206,541     0.58%    $174,459       0.55%
Multi-family                              180,562     1.69      143,977       1.46
Commercial and industrial real estate      62,714     4.48       40,713       3.62
Consumer                                   17,294     1.30       13,402       1.21
Business banking                            4,800     4.90        4,800       7.28
                                         --------              --------
                                         $471,911     0.96     $377,351       0.86
                                         ========              ========

     The increase in the allowance for loan losses at June 30, 1998 is due mainly to the loans acquired from Coast. The increase in the allocation of allowance for loan losses in the multi-family and commercial and industrial portfolios is due to the increase in NPAs and TDRs in these portfolios related to loans acquired from Coast. Although the Company believes it has a sound basis for its estimate of the appropriate allowance for loan losses, actual charge-offs and the level of NPAs incurred in the future are highly dependent upon the economies of the areas in which the Company lends and upon future events, including natural disasters, such as earthquakes. Certain localized real estate markets in California have recently recorded appreciation in values to levels at or near the pre-recession highs of the early 1990's. Management believes that the principal risk factor which could potentially require an increase in the allowance for loan losses would be the reversal of the improvements in these and other California residential markets, particularly in Southern California, the Company's primary lending market.

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity refers to the Company's ability or financial flexibility to adjust its future cash flows to meet the demands of depositors and borrowers and to fund operations on a timely and cost-effective basis. Sources of liquidity consist primarily of positive cash flows generated from operations, the collection of principal payments and prepayments on loans and MBS and increases in deposits. Positive cash flows are also generated through the sale of MBS, loans and other assets for cash. Sources of liquidity may also include borrowings from the FHLB, commercial paper and public and private debt issuances, borrowings under reverse repurchase agreements, commercial bank lines of credit and, under certain conditions, direct borrowings from the Federal Reserve System. The Company actively manages its liquidity needs by selecting asset and liability maturity mixes that best meet its projected needs and by maintaining the ability to raise additional funds as needed.

     Liquidity as defined by the OTS for Home Savings consists of cash, cash equivalents and certain marketable securities which are not committed, pledged or required to liquidate specific liabilities. Regulations of the OTS currently require each savings institution to maintain an average daily balance of liquid assets in each calendar quarter of not less than four percent of either (1) its liquidity base at the end of the preceding quarter, or (2) the average daily balance of its liquidity base during the preceding quarter. Home Savings has elected to calculate its average liquidity ratio using the first method. For June 1998 the average liquidity ratio of Home Savings was 7.32%.

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

     LOANS RECEIVABLE. During the first six months of 1998 cash of $5.0 billion was used to fund loans. Principal payments on loans were $3.8 billion for the first six months of 1998, an increase of $2.1 billion from $1.7 billion for the first six months of 1997. During the first six months of 1998 the Company sold loans totaling $2.7 billion. At June 30, 1998, the Company had $638.5 million of loans held for sale. The loans designated for sale included $503.0 million of fixed rate loans, $128.1 million in COFI ARMs and $7.4 million of 12 MAT and other Treasury ARMs. For information regarding the Company's loan sales, see "Results of Operations--Noninterest Income--Gain on Sales of Loans."

     MBS. The Company designates certain MBS as available for sale. At June 30, 1998, the Company had $9.7 billion of MBS available for sale, comprised of $9.4 billion of ARM MBS and $280.2 million of fixed rate MBS. These MBS had an unrealized gain of $226.0 million at June 30, 1998. The unrealized gain is due mainly to temporary market-related conditions and the Company expects no significant effect on its future interest income.

     DEPOSITS. Deposits were $37.4 billion at June 30, 1998, an increase of $5.1 billion, or 16%, from $32.3 billion at December 31, 1997, due to the acquisition of Coast in February 1998 with $6.4 billion of deposits.
Excluding this transaction, there was a net deposit outflow of $1.3 billion primarily due to maturities of term accounts which have more sensitivity to market interest rates than transaction accounts. Term deposits decreased $2.2 billion during the first six months of 1998, while transaction accounts increased $900.8 million during the same period. The Company manages its borrowings to balance changes in deposits.

     Over the past several years, the Company has focused on enlarging its presence and enhancing its market share in its key market of California and has recognized that there are markets where the Company cannot economically achieve sufficient market share to be an effective competitor. Such focus resulted in, among other things, the sale of the Company's retail deposit branch system in New York in 1995, the sale of three retail branches in Texas in 1996 and, in 1997, the sale of four retail branches in Arizona and 12 retail branches in western Florida. On July 16, 1998, the Company consummated the sale of its remaining 27 East Florida branches with deposits of approximately $3.2 billion for an after-tax gain of approximately $165 million.

     At June 30, 1998, 85% of the Company's deposits were in California compared to 82% at December 31, 1997. Excluding the East Florida branches, 93% of the Company's remaining deposits at June 30, 1998 would have been located in California.

     BORROWINGS. Borrowings totaled $10.3 billion at June 30, 1998, a decrease of $525.0 million, or 5%, during the first six months of 1998 from $10.8 billion at December 31, 1997, reflecting declines in FHLB and other borrowings of $775.1 million and in securities sold under agreements to repurchase of $25.0 million, partially offset by an increase in short-term borrowings of $275.1 million.

     In February 1998, the Company issued a medium term note for $100 million which will mature on February 21, 2001, bearing an interest rate of 5.88%.

     During the first six months of 1998, medium term notes totaling $205 million matured. In April 1998, the Company redeemed all of the $57.5 million in 10% Senior Notes which had been issued by Coast.

     CAPITAL. From January 1, 1998 through January 13, 1998, Ahmanson purchased 406,600 shares of its common stock. Since January 13, 1998, Ahmanson has not purchased any of its common stock and on March 17, 1998, Ahmanson announced that it was terminating the stock purchase program as a result of the proposed merger with Washington Mutual. On March 2, 1998, the Company redeemed at par the entire $195 million of its 8.40% Series C Preferred Stock, in accordance with the original terms.

     Stockholders' equity was $3.5 billion at June 30, 1998, an increase of $1.1 billion, or 46%, from $2.4 billion at December 31, 1997. The increase is primarily due to the value of common shares issued to acquire Coast in February 1998 of approximately $925.1 million, net income of $251.6 million and an increase of $103.3 million in the net unrealized gain on securities available for sale, partially offset by the redemption of the Series C Preferred Stock of $195.0 million, dividends paid to common and preferred stockholders of $57.3 million and payments of $24.1 million to purchase the Company's common stock. The net unrealized gain on securities available for sale at June 30, 1998 was $134.4 million.

     On July 16, 1998, Ahmanson announced that it will redeem, on September 1, 1998, its 6% Cumulative Convertible Preferred Stock, Series D, at $51.50 per depositary share. Each depositary share is convertible into 2.05465 shares of Ahmanson's common stock at any time prior to the close of business on August 24, 1998.

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

     At June 30, 1998, Home Savings exceeded the regulatory standards required to be considered well-capitalized. Home Savings' capital amounts and ratios at June 30, 1998 were as follows (dollars in thousands):

                                                                             Well-
                                                      Capital             Capitalized
                                                       Amount     Ratio    Standard
                                                    -----------  -------  -----------
Tangible capital (to adjusted total assets)          $3,237,366    6.27%      N/A
Core capital (to adjusted total assets)               3,240,251    6.28      5.00%
Core capital (to risk-weighted assets)                3,240,251    9.74      6.00
Total risk-based capital (to risk-weighted assets)    4,104,654   12.34     10.00

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

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires the recognition of all derivatives as either assets or liabilities in the statement of financial condition and the measurement of those instruments at fair value. Recognition of changes in fair value will be recognized into income or as a component of other comprehensive income depending upon the type of the derivative and its related hedge, if any. SFAS No. 133 is effective for the Company beginning January 1, 2000.

TAX CONTINGENCY

     The Company's financial statements do not contain any benefit related to the Company's determination that it is entitled to the deduction of the tax bases in certain state branching rights when the Company sells its deposit branch businesses, thereby abandoning such branching rights in those states. The Company's position is that the tax bases result from the tax treatment of property received as assistance from the Federal Savings and Loan Insurance Corporation ("FSLIC") in conjunction with FSLIC-assisted transactions. From 1981 through 1985, the Company acquired thrift institutions in six states through FSLIC-assisted transactions. The Company's position is that assistance received from the FSLIC included out-of-state branching rights valued at approximately $740 million. As of June 30, 1998, the Company had sold its deposit branching businesses and abandoned such branching rights in four of these states, the first of which was Missouri in 1993. The potential tax benefit related to these abandonments as of June 30, 1998 could approach $167 million. The potential deferred tax benefit related to branching rights not abandoned could approach $130 million.

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

HOME SAVINGS GOODWILL LITIGATION

     On August 9, 1989, the Financial Institutions Reform, Recovery and Enforcement Act ("FIRREA") was enacted. Among other things, FIRREA raised the minimum capital requirements for savings institutions and required a phase-out of the amount of supervisory goodwill which could be included in satisfying certain regulatory capital requirements. The exclusion of supervisory goodwill from regulatory capital led many savings institutions to either replace the lost capital by issuing new qualifying debt or equity securities or reduce assets. On August 31, 1989, Home Savings had supervisory goodwill totaling $572.0 million resulting from its prior acquisitions of 18 savings institutions in Florida, Missouri, Texas, Illinois, New York and Ohio. In September 1992, Home Savings filed a lawsuit against the U.S. government for unspecified damages involving supervisory goodwill related to its acquisitions of troubled savings institutions from 1981 to 1988.

     In March 1998, the U.S. government conceded that Home Savings had contracts with the U.S. government and that the U.S. government took actions that were inconsistent with those contracts. These contracts relate to Home Savings' purchase of troubled savings institutions in Florida, Missouri, Texas and Illinois and the purchase of Century Federal Savings of New York, with associated unamortized supervisory goodwill of $374.8 million as of August 31, 1989. The government denied both the existence of additional contracts and any action inconsistent with a contract in connection with Home Savings' purchase of savings institutions in Ohio and The Bowery Savings Bank of New York, with associated unamortized supervisory goodwill of $197.2 million as of August 31, 1989.

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

     The Company currently estimates that its Year 2000 project, including costs incurred to date and through the year 2000, may cost approximately $45 million. These costs include estimates for employee compensation on the project team, consultants, hardware and software lease expense and depreciation of equipment purchased as part of the project. Year 2000 costs are expensed as incurred. Approximately $5.2 million was expensed during the second quarter of 1998 and $16.8 million for the project in total through the first six months of 1998.

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

                          PART II.  OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

      (a)  Exhibits.

           11  Statement of Computation of Income per Share.

           27  Financial Data Schedule. *

      (b)  Reports on Form 8-K.

           Date of Report    Items Reported

           April 22, 1998    ITEM 5.  OTHER EVENTS.

                             On April 22, 1998, H. F. Ahmanson & Company
                             (the "Registrant") issued a press release reporting its results of operations during the quarter ended March 31, 1998.

                             ITEM 7.  FINANCIAL STATEMENTS AND EXHIBITS.

                             (c)  Exhibits.

                             99.1  Press release dated April 22, 1998
                             reporting results of operations during the quarter ended March 31, 1998.

           April 23, 1998    ITEM 5.  OTHER EVENTS.

                             On February 13, 1998, H. F. Ahmanson & Company ("Ahmanson") consummated a merger with Coast Savings Financial, Inc. ("Coast"). Ahmanson is filing the consolidated statement of financial condition of Coast and its subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997 and the accompanying notes.

                             ITEM 7.  FINANCIAL STATEMENTS AND EXHIBITS.

                             (c)  Exhibits.

                             23  Consent of KPMG Peat Marwick LLP.

                             99 Consolidated statements of financial condition of Coast and its subsidiaries as of December 31, 1997 and 1996 and related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997 and the accompanying notes.







*  Filed electronically with the Securities and Exchange Commission.

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  August 13, 1998               H. F. Ahmanson & Company



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



                                         /s/  George Miranda
                                     -------------------------------
                                     George Miranda
                                     First Vice President and
                                     Principal Accounting Officer

                                EXHIBIT INDEX


     Exhibit                                                     Sequentially
     Number                      Description                     Numbered Page
     -------                     -----------                     -------------

       11        Statement of Computation of Income per Share.         40

       27        Financial Data Schedule.                               *



















































*  Filed electronically with the Securities and Exchange Commission.